Form 10KSB/A
period 1996-06-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 1996-10-01
CIK 918112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB/A
                         AMENDMENT NO. 1 TO FORM 10-KSB




        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1996

                         Commission file number 0-23280

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
           (Name of small business issuer as specified in its charter)
            Delaware                                      94-3049219
    (State of incorporation)                   (IRS Employer Identification No.)

                              1387 Marina Way South
                           Richmond, California 94804
                    (Address of principal executive offices)

                                 (510) 215-8000
              (Registrant's telephone number, including area code)

                 Securities registered pursuant to Section 12(b)
                     of the Act: None Securities registered
                      pursuant to Section 12(g) of the Act:

                          Common stock $.001 Par Value
                                (Title of class)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

     Yes    X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     Registrant's revenues for its most recent fiscal year were $506,242.

     As of June 30, 1996, the Registrant had 6,512,485 shares of Common Stock, $.001 par value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was $43,145,213 based upon the last sale price of the Issuer's Common Stock reported on the Nasdaq National Market.

                                    PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


     (C) EXHIBITS


     The following exhibits are incorporated by reference or filed as part of this amendment to report.


   EXHIBIT
   NUMBER     DESCRIPTION
---------------------------------------------------------------------------------------------------------------------------


    10.16***  Employment Agreement between the Registrant and Michael S. Ostrach dated June 22, 1996.



     ***This exhibit is a management  contract or compensatory  plan or arrangement.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Dated:  October 1, 1996


                                          Neurobiological Technologies, Inc.

                                           /s/ Jeffrey S. Price
                                          ---------------------

                                          President, Chief Executive Officer