Form 10KSB/A
period 1996-06-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 1996-11-01
CIK 918112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB/A
                         AMENDMENT NO. 2 TO FORM 10-KSB




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

   EXHIBIT
   NUMBER     DESCRIPTION
--------------------------------------------------------------------------------


    27        Financial Data Schedule

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Dated:  November 1, 1996


                                          Neurobiological Technologies, Inc.

                                           /s/ Jeffrey S. Price
                                          ---------------------

                                          President, Chief Executive Officer