Form 10QSB
period 1996-09-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 1996-11-08
CIK 918112

FORM 10-QSB

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________ to _____________

Commission file number 0-23280

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
        (exact name of small business issuer as specified in its charter)

             Delaware                                   94-3049219
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
            or organization)

                              1387 Marina Way South
                           Richmond, California 94804
                    (Address of principal executive offices)

                                 (510) 215-8000
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of the common stock, as of the latest practical date.

Common Stock, $.001 Par Value -6,515,483- shares as of September 30, 1996

         Transitional Small Business Disclosure format    Yes [  ] No [X]

                                      INDEX

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

         Condensed Balance Sheets - - September 30, 1996 and June 30, 1996

         Condensed Statements of Operations - - Three months ended September 30, 1996 and 1995; Period from August 27, 1987 (inception) through September 30, 1996

         Condensed Statements of Cash Flows - - Three months ended September 30, 1996 and 1995; Period from August 27, 1987 (inception) through September 30, 1996

         Notes to Condensed Financial Statements - - September 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                              September 30,            June 30,
                                                      1996                 1996
                                              ----------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                    $  4,411,386         $  4,602,815
 Short-term investments                          2,055,212            4,642,153
 Prepaid expenses and other                        167,328              337,422
                                              ----------------------------------
    Total current assets                         6,633,926            9,582,390

Long-term investments                            2,515,330            1,515,490

Property and equipment, net                        217,458              229,267

Patents and licenses                                48,911               65,216
                                              ----------------------------------
                                              $ 9,415,625          $ 11,392,363
                                              ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities     $   639,996          $   893,152


Stockholders equity:
  Common stock, $.001 par value, 25,000,000
   shares authorized, 6,515,483 outstanding
   at September 30, 1996 and 6,512,485 at
   June 30, 1996                                    6,515                 6,512
  Paid-in capital                              29,306,362            29,296,034
  Deficit accmulated during development
   stage                                      (20,537,248)          (18,803,335)
                                              ----------------------------------
Total Stockholders' equity                      8,775,629            10,499,211
                                              ----------------------------------
                                              $ 9,415,625          $ 11,392,363
                                              ==================================

See accompanying notes

                                      NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                         (A development stage company)

                                     CONDENSED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                                                                                    Period from
                                                                     Three months ended         August 27, 1987
                                                                        September 30,       (inception) through
                                               ----------------------------------------
                                                           1996                    1995       September 30,1996
                                               -----------------------------------------------------------------

REVENUES
   Interest income                             $        138,406        $        126,586        $      1,763,269
   Grant income                                              --                      --                  49,900
                                               -----------------------------------------------------------------
      Total revenue                                     138,406                 126,586               1,813,169


EXPENSES
   Research and development                           1,431,842                 824,824              16,217,073
   General and administrative                           440,477                 274,037               6,133,344

                                               -----------------------------------------------------------------
      Total expenses                                  1,872,319               1,098,861              22,350,417

                                               -----------------------------------------------------------------

NET LOSS                                       $     (1,733,913)       $       (972,275)       $    (20,537,248)

                                               =================================================================

NET LOSS PER SHARE                             $          (0.27)       $          (0.25)

                                               =========================================


Shares used in net loss per share calculation         6,515,483               3,948,132

                                               =========================================



See accompanying notes

                                   NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                      (A development stage company)

                                   CONDENSED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                                       Period from
                                                         Three months ended        August 27, 1987
                                                            September 30,      (inception) through
                                             --------------------------------
                                                       1996             1995    September 30, 1996
                                             -----------------------------------------------------
OPERATING ACTIVITIES:
Net loss                                     $   (1,733,913)     $  (972,275)       $ (20,537,248)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization                     32,632           30,980              377,871
   Issuance of common stock and warrants
      for license rights and services                    --               --               99,275
   Changes in assets and liabilities:
      Prepaid expenses and other                    170,094           87,987             (167,328)
      Accounts payable and accrued
          liabilities                              (253,156)        (177,507)             639,996

                                             -----------------------------------------------------
Net cash used in operating activites             (1,784,343)      (1,030,815)         (19,587,434)

INVESTING ACTIVITIES:
Purchase of investments                            (930,854)        (999,290)         (33,307,809)
Sale of investments                               2,517,955        2,000,400           28,737,267
Purchases of property and equipment                  (4,518)         (25,730)            (361,178)
Additions to patents and licenses                        --               --             (283,062)

                                             -----------------------------------------------------
      Net cash (used in) provided by
         investing activities                     1,582,583          975,380           (5,214,782)

FINANCING ACTIVITIES:
Proceeds of short-term borrowings                        --               --              235,000
Issuance of common stock                             10,331               --           21,986,520
Issuance of preferred stock                              --               --            6,992,082

                                             -----------------------------------------------------
   Net cash provided by financing activities         10,331               --           29,213,602

Increase (decrease) in cash and cash
   equivalents                                     (191,429)         (55,435)           4,411,386

Cash and equivalents at beginning of period       4,602,815        2,181,880                   --

Cash and equivalents at end of period        $    4,411,386     $  2,126,445        $   4,411,386

See accompanying notes

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                         ( A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 1996

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1996.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation because their effect is antidilutive.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Neurobiological Technologies, Inc. ("NTI" or the "Company") is a biopharmaceutical Company identifying and developing potential therapeutic products based on advances in neuroscience research. NTI's strategy is to in-license drug candidates that target major medical needs, have shown clear evidence of preclinical efficacy and safety, and appear to have a clear path through clinical testing and regulatory approval. NTI's experienced management team then focuses on the drug development and clinical testing necessary to bring its drug candidates to commercialization.

         The Company is currently advancing three product candidates through human clinical trials. NTI is developing Corticotropin-Releasing Factor ("CRF"), a human peptide for reduction of edema and inflammation in patients with brain tumors and rheumatoid arthritis. NTI has also licensed and is developing
Dynorphin A, a natural analgesic peptide, for use with morphine in managing severe pain. NTI is also developing Memantine, an orally available NMDA receptor antagonist, which has potential as a neuroprotective agent. Memantine is initially being developed for treatment of neuropathic pain and AIDS dementia. Significant additional preclinical testing and clinical testing will be required prior to submission of any regulatory application for the commercial use of these products. There can be no assurance that future clinical trials will demonstrate an adequate level of safety or efficacy for commercialization.

         Since 1987 when the Company was founded, NTI has applied substantially all of its resources to its research and development programs. The Company is a development stage company, has not received any revenue from the sale of products, and does not anticipate receiving revenue from the sale of products in the near future. The Company has incurred losses since its inception and expects to incur substantial, increasing losses over the next several years due to ongoing and planned research and development efforts.

RESULTS OF OPERATIONS

         The Company's research and development expenses increased to $1,432,000 in the first fiscal quarter ended September 30, 1996 from $825,000 in the same quarter of the prior year. The increase was primarily due to higher clinical trial expenses and supporting activities, including toxicology studies, during the first quarter of the current year. General and administrative expenses increased to $440,000 in the first fiscal quarter ended September 30, 1996 from $274,000 in the quarter ended September 30, 1995. The increase was primarily due to higher expenditures on professional services and public reporting in the quarter ended September 30, 1996 as compared to the same quarter of the prior year. Investment income increased to $138,000 in the quarter ended September 30, 1996 from $127,000 in the same quarter of the prior year primarily due to changes in average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         The Company expects its cash requirements to increase significantly in future periods. Future cash requirements will depend on numerous factors, including: the in-licensing of potential drug candidates; the progress on development programs; the time and costs involved in seeking to obtain regulatory approval, the ability of the Company to establish collaborative arrangements; product commercialization activities; and the acquisition of manufacturing or laboratory facilities. Since the Company uses qualified third-party contractors to conduct preclinical studies and clinical trials, the Company does not anticipate incurring significant capital expenditures during fiscal 1997. Over the same period, the number of employees of the Company is not expected to grow significantly from current levels.

         From inception through September 30, 1996, the Company has raised a total of $29.2 million in net proceeds from the sale of common and preferred stock.

         The Company believes that its available cash, cash equivalents and investments of $9.0 million as of September 30, 1996 are adequate to fund its operations through the quarterly period ending September 30, 1997. The Company will need to raise substantial additional capital to fund subsequent operations. The Company intends to seek such funding through public or private financings, arrangements with corporate partners, or from other sources. The Company may seek to raise additional funds whenever market conditions permit. However there can be no assurance that funding will be available on favorable terms from any of these sources, if at all.

Note: Except for the historical information contained herein, the matters discussed in this quarterly report are forward looking statements that involve risks and uncertainties. including the ability to properly design, implement, and complete planned trials, meet regulatory requirements, demonstrate safety and efficacy for its products, manage third party contractors, and avoid infringement of third party proprietary rights, as well as other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Actual results may differ materially from those projected. These forward looking statements represent the Company's judgment as of the date of this release. The Company disclaims, however, any intent or obligation to update these forward looking statements.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit A: Financial Data Schedule for the period ended September 30, 1996.

Reports:The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.


SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NEUROBIOLOGICAL TECHNOLOGIES,
                             INC.

Dated: November 8, 1996      /s/ Jeffrey S. Price
                             ---------------------------------------------------
                             Jeffrey S. Price, Ph.D.
                             President and Chief Executive Officer

Dated: November 8,  1996     /s/ Shawn K. Johnson
                             ---------------------------------------------------
                             Shawn K. Johnson
                             Principal Accounting Officer