Form 10QSB
period 1996-12-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 1997-02-12
CIK 918112

FORM 10-QSB

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________
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

    Common Stock, $.001 Par Value -6,533,495- shares as of December 31, 1996

          Transitional Small Business Disclosure format Yes [ ] No [X]

                                      INDEX

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

         Condensed Balance Sheets - - December 31, 1996 and June 30, 1996

         Condensed Statements of Operations - - Three and six months ended December 31, 1996 and 1995; Period from August 27, 1987 (inception) through December 31, 1996

         Condensed Statements of Cash Flows - - Six months ended December 31, 1996 and 1995; Period from August 27, 1987 (inception) through December 31, 1996

         Notes to Condensed Financial Statements - - December 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

                                                 NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                                    (A development stage company)

                                                      CONDENSED BALANCE SHEETS
                                                             (Unaudited)

                                                                                             December 31,                June 30,
                                                                                                 1996                      1996
                                                                                             ------------              ------------
ASSETS

Current assets:
   Cash and cash equivalents                                                                 $  3,537,521              $  4,602,815
   Short-term investments                                                                       3,601,001                 4,642,153
   Prepaid expenses and other                                                                     171,401                   337,422
                                                                                             ------------              ------------

      Total current assets                                                                      7,309,923                 9,582,390

Long-term investments                                                                                --                   1,515,490

Property and equipment, net                                                                       200,269                   229,267

Patents and licenses, net                                                                          32,606                    65,216
                                                                                             ------------              ------------

                                                                                             $  7,542,798              $ 11,392,363
                                                                                             ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                                  $    535,044              $    893,152

Stockholders' equity:
   Common stock, $.001 par value, 25,000,000 shares
    authorized,  6,533,495 outstanding at December 31,
    1996 and 6,512,485 at June 30, 1996                                                             6,533                     6,512
   Paid-in capital                                                                             29,339,152                29,296,034
   Deficit accumulated during development stage                                               (22,337,931)              (18,803,335)
                                                                                             ------------              ------------

Total stockholders' equity                                                                      7,007,754                10,499,211
                                                                                             ------------              ------------
                                                                                             $  7,542,798              $ 11,392,363
                                                                                             ============              ============

See accompanying notes



                                                        NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                                           (A development stage Company)



                                                     CONDENSED STATEMENTS OF OPERATIONS
                                                                (Unaudited)

                                                                                                                     Period from
                                                                                                                    August 27, 1987
                                                 Three months ended December 31,   Six months ended December 31,      (inception)
                                               -----------------------------------------------------------------        through
                                                    1996            1995               1996               1995     December 31, 1996
                                               ------------      ------------      ------------      ------------  ----------------
REVENUES
   Interest income                             $    113,379      $    106,792      $    251,785      $    233,378      $  1,876,648
   Grant income                                         --               --                --                --              49,900
                                               ------------      ------------      ------------      ------------      ------------
      Total revenue                                 113,379           106,792           251,785           233,378         1,926,548


EXPENSES
   Research and development                       1,318,118           930,158         2,749,960         1,754,982        17,535,191
   General and administrative                       595,944           331,605         1,036,421           605,642         6,729,288
                                               ------------      ------------      ------------      ------------      ------------
      Total expenses                              1,914,062         1,261,763         3,786,381         2,360,624        24,264,479
                                               ------------      ------------      ------------      ------------      ------------


NET LOSS                                       $ (1,800,683)     $ (1,154,971)     $ (3,534,596)     $ (2,127,246)     $(22,337,931)
                                               ============      ============      ============      ============      ============


NET LOSS PER SHARE                             $      (0.28)     $      (0.29)     $      (0.54)     $      (0.54)
                                               ============      ============      ============      ============


Shares used in net loss
   per share calculation                          6,524,820         3,951,467         6,520,152         3,949,800
                                               ============      ============      ============      ============

See accompanying notes.


                                                 NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                                    (A development stage company)

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)


                                                                                      Six months ended               Period from
                                                                                        December 31,                August 27, 1987
                                                                           ----------------------------------    (inception) through
                                                                               1996                   1995         December 31, 1996
                                                                           ------------          ------------      ----------------
OPERATING ACTIVITIES:
Net loss                                                                   $ (3,534,596)         $ (2,127,246)         $(22,337,931)
Adjustments to reconcile net loss to net cash used
in operating activities:
   Depreciation and amortization                                                 65,750                59,775               410,989
   Issuance of common stock and warrants
     for license rights and services                                               --                    --                  99,275
   Changes in assets and liabilities:
     Prepaid expenses and other                                                 166,021              (118,538)             (171,401)
     Accounts payable and accrued expenses                                     (358,108)             (132,217)              535,044
                                                                           ------------          ------------          ------------
     Net cash used in
     operating activities                                                    (3,660,933)           (2,318,226)          (21,464,024)


INVESTING ACTIVITIES:
Purchase of investments                                                        (978,643)           (1,506,365)          (33,355,598)
Sale of investments                                                           3,535,285             3,991,361            29,754,597
Purchases of property and equipment                                              (4,142)              (39,209)             (360,802)
Additions to patents and licenses                                                  --                    --                (283,062)
                                                                           ------------          ------------          ------------
    Net cash (used in) provided by
     investing activities                                                     2,552,500             2,445,787            (4,244,865)


FINANCING ACTIVITIES:
Proceeds of short-term borrowings                                                  --                    --                 235,000
Issuance of common stock                                                         43,139                24,783            22,019,328
Issuance of preferred stock                                                        --                    --               6,992,082
                                                                           ------------          ------------          ------------
     Net cash provided by
     financing activities                                                        43,139                24,783            29,246,410

Increase (decrease) in cash and
   cash equivalents                                                          (1,065,294)              152,344             3,537,521

Cash and equivalents at beginning of period                                   4,602,815             2,181,880                  --
                                                                           ------------          ------------          ------------

Cash and equivalents at end of period                                      $  3,537,521          $  2,334,224          $  3,537,521
                                                                           ============          ============          ============

See accompanying notes.

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                         ( A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
December 31, 1996

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1996.

Net loss per share

Net loss per share is computed using the weighted average number of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation because their effect is anti-dilutive.

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

         The Company is currently advancing three product candidates through human clinical trials. NTI is developing Corticotropin-Releasing Factor ("CRF"), a human peptide for reduction of edema in patients with brain tumors. The Company was previously developing CRF for the treatment of the inflammation associated with rheumatoid arthritis, but has discontinued development for this indication at this time due to clinical trial results showing a lack of significant effect. NTI is also developing Dynorphin A, a natural analgesic peptide, for use with morphine in managing severe pain. NTI is also developing Memantine, an orally available NMDA receptor antagonist, which has potential as a neuroprotective agent. Memantine is initially being developed for treatment of neuropathic pain and AIDS dementia. Significant additional preclinical testing and clinical testing will be required prior to submission of any regulatory application for the commercial use of these products. There can be no assurance that future clinical trials will demonstrate an adequate level of safety or efficacy for commercialization.

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

Results of Operations

         The Company's research and development expenses increased to $1,318,000 in the second fiscal quarter ended December 31, 1996 from $930,000 in the same quarter of the prior year. The increase was primarily due to higher clinical trial expenses and supporting activities, including toxicology studies, as well as an increase in research expenses associated with the Company's neuroprotection research program during the second quarter of the current year, as compared to the same quarter of the prior year.

         General and administrative expenses increased to $596,000 in the fiscal quarter ended December 31, 1996 from $332,000 in the quarter ended December 31, 1995. The increase was primarily due to higher expenditures related to business development activities during the quarter ended December 31, 1996 as compared to the same quarter of the prior year. Investment income increased to $113,000 in the quarter ended December 31, 1996 from $107,000 in the same quarter of the prior year primarily due to changes in average cash balances.

         The Company's research and development expenses increased to $2,750,000 in the six month period ended December 31, 1996 from $1,755,000 in the same period of the prior year. The Company's general and administrative expenses increased to $1,036,000 in the six month period ended December 31, 1996 from $606,000 in the six month period ended December 31, 1995. Investment income increased to $252,000 in the six month period ended December 31, 1996 from $233,000 in the same period of the prior year. Income and expenses increased in the six month period ended December 31, 1996 from the same period in the prior year primarily for the same reasons as discussed above.

Liquidity and Capital Resources

         The Company expects its cash requirements to vary in future periods depending on numerous factors, including: the in-licensing of potential drug candidates; the progress of development programs; the time and costs involved in seeking to obtain regulatory approval, the ability of the Company to establish collaborative arrangements; product commercialization activities; and the acquisition of manufacturing or laboratory facilities. Since the Company uses qualified third-party contractors to conduct preclinical studies and clinical trials, the Company does not anticipate incurring significant capital expenditures during fiscal 1997. Over the same period, the number of employees of the Company is not expected to grow significantly from current levels.

         From inception through December 31, 1996, the Company has raised a total of $29.2 million in net proceeds from the sale of common and preferred stock.

         The Company believes that its available cash, cash equivalents and investments of $7.1 million as of December 31, 1996 are adequate to fund its operations through the quarterly period ending December 31, 1997. The Company will need to raise substantial additional capital to fund subsequent operations. The Company intends to seek such funding through public or private financings, arrangements with corporate partners, or from other sources. The Company may seek to raise additional funds whenever market conditions permit. However there can be no assurance that funding will be available on favorable terms from any of these sources, if at all. If such funding is unavailable, the Company will be required to consider the license or sale of certain of its assets and technology, delay or curtailment of its development programs, reductions in workforce and other restructuring alternatives, including discontinuing operations or liquidation.

Note: Except for the historical information contained herein, the matters discussed in this quarterly report are forward looking statements that involve risks and uncertainties, including the Company's ability to raise capital to fund operations, properly design, implement, and complete planned trials, meet regulatory requirements, demonstrate safety and efficacy for its products, manage third party contractors, and avoid infringement of third party proprietary rights, as well as other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Actual results may differ materially from those projected. These forward looking statements represent the Company's judgment as of the date of this release. The Company disclaims, however, any intent or obligation to update these forward looking statements.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 14, 1996, the Company held its Annual Meeting of Stockholders. The following matters were voted on at the Annual Meeting of Stockholders.

(1) The following six directors were elected:

                                    Votes For                 Withheld
                                    ---------                 ---------
Jeffrey S. Price, Ph.D.             5,713,933                 10,784
Abraham E. Cohen                    5,710,167                 14,550
Enoch Callaway, M.D.                5,707,433                 17,284
Theodore L. Eliot, Jr.              5,702,767                 21,950
Lawrence G. Mohr                    5,710,767                 13,950
John B. Stuppin                     5,710,317                 14,400

(2) The amendment and restatement of the Employee Stock Purchase Plan of Neurobiological Technologies, Inc. was ratified: For 5,512,893; Against 83,050; Abstain 23,421.

(3) The selection of Ernst & Young LLP as the independent auditors of the Company for the current year was ratified: For 5,718,142; Against 2,475; Abstain 4,100.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports: The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

Exhibit 27: Financial Data Schedule for the period ended December 31, 1996.

SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: February 11, 1996            /s/ Jeffrey S. Price
                                    --------------------
                                    Jeffrey S. Price, Ph.D.
                                    President and Chief Executive Officer

Dated: February 11,  1996           /s/ Shawn K. Johnson
                                    --------------------
                                    Shawn K. Johnson
                                    Director of Finance, Principal Accounting
                                    Officer