Form 10QSB
period 1997-03-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 1997-05-14
CIK 918112

FORM 10-QSB

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

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

     Common Stock, $.001 Par Value -6,533,495- shares outstanding as of March 31, 1997

     Transitional Small Business Disclosure format Yes [ ] No [X]

                                      INDEX

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

        Condensed Balance Sheets - - March 31, 1997 and June 30, 1996

        Condensed Statements of Operations - - Three and nine months ended March 31, 1997 and 1996; Period from August 27, 1987 (inception) through March 31, 1997

        Condensed Statements of Cash Flows - - Nine months ended March 31, 1997 and 1996; Period from August 27, 1987 (inception) through March 31, 1997

        Notes to Condensed Financial Statements - - March 31, 1997



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                    March 31,       June 30,
                                                       1997           1996
                                                   ------------    ------------
ASSETS

Current assets:
   Cash and cash equivalents                       $  2,449,783    $  4,602,815
   Short-term investments                             3,040,328       4,642,153
   Prepaid expenses and other                           255,103         337,422
                                                   ------------    ------------
      Total current assets                            5,745,214       9,582,390

Long-term investments                                      --         1,515,490

Property and equipment, net                             200,072         229,267

Patents and licenses, net                                16,301          65,216
                                                   ------------    ------------
                                                   $  5,961,587    $ 11,392,363
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities        $    670,222    $    893,152

Stockholders' equity:
   Common  stock,  $.001 par  value,
    25,000,000  shares
    authorized, 6,533,495
    outstanding at March 31, 1997
    and 6,512,485 at June 30, 1996                        6,533           6,512
   Paid-in capital                                   29,339,152      29,296,034
   Deficit accumulated during development stage     (24,054,320)    (18,803,335)
                                                   ------------    ------------
Total stockholders' equity                            5,291,365      10,499,211
                                                   ------------    ------------
                                                   $  5,961,587    $ 11,392,363
                                                   ============    ============
See accompanying notes.

                                        NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                          (A development stage company)



                                        CONDENSED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                                                                  Period from
                                    Three months ended                Nine months ended         August 27, 1987
                                         March 31,                       March 31,                (inception)
                                ----------------------------    ----------------------------        through
                                   1997            1996             1997             1996       March 31, 1997
                                ------------    ------------    ------------    ------------    --------------
REVENUES
   Interest income              $     89,056    $    116,072    $    340,841    $    349,450    $  1,965,704
   Grant income                         --              --              --               --           49,900
                                ------------    ------------    ------------    ------------    ------------
      Total revenue                   89,056         116,072         340,841         349,450       2,015,604

EXPENSES
   Research and development        1,272,211       1,032,343       4,022,171       2,787,325      18,807,402
   General and administrative        533,234         415,197       1,569,655       1,020,839       7,262,522
                                ------------    ------------    ------------    ------------    ------------
      Total expenses               1,805,445       1,447,540       5,591,826       3,808,164      26,069,924
                                ------------    ------------    ------------    ------------    ------------
NET LOSS                        $ (1,716,389)   $ (1,331,468)   $ (5,250,985)   $ (3,458,714)   $(24,054,320)
                                ============    ============    ============    ============    ============

NET LOSS PER SHARE              $      (0.26)   $      (0.24)   $      (0.80)   $      (0.77)
                                ============    ============    ============    ============
Shares used in net loss
   per share calculation           6,533,495       5,536,333       6,524,600       4,478,644
                                ============    ============    ============    ============

See accompanying notes.

                                 NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                    (A development stage company)

                                 CONDENSED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                        Nine months ended           Period from
                                                            March 31,             August 27, 1987
                                                   ---------------------------- (inception) through
                                                       1997            1996        March 31, 1997
                                                       ----            ----        --------------
OPERATING ACTIVITIES:
Net loss                                           $ (5,250,985)   $ (3,458,714)   $(24,054,320)
Adjustments to reconcile net loss to net cash
used by operating activities:
   Depreciation and amortization                         99,701          90,986         444,940
   Issuance of common stock and warrants
     for license rights and services                       --              --            99,275
   Changes in assets and liabilities:
     Prepaid expenses and other                          82,319        (241,169)       (255,103)
     Accounts payable and accrued expenses             (222,930)        (17,084)        670,222
                                                   ------------    ------------    ------------
Net cash used by operating activities                (5,291,895)     (3,625,981)    (23,094,986)
                                                   ------------    ------------    ------------

INVESTING ACTIVITIES:
Purchase of investments                              (1,441,150)    (10,741,851)    (33,818,105)
Sale of investments                                   4,558,465       8,082,248      30,777,777
Purchases of property and equipment                     (21,591)        (66,625)       (378,251)
Additions to patents and licenses                          --              --          (283,062)
                                                   ------------    ------------    ------------
   Net cash (used in) provided by
    investing activities                              3,095,724      (2,726,228)     (3,701,641)

FINANCING ACTIVITIES:
Proceeds of short-term borrowings                          --              --           235,000
Issuance of common stock                                 43,139       7,168,061      22,019,328
Issuance of preferred stock                                --              --         6,992,082
                                                   ------------    ------------    ------------
   Net cash provided by financing activities             43,139       7,168,061      29,246,410

Increase (decrease) in cash and
   cash equivalents                                  (2,153,032)        815,852       2,449,783

Cash and equivalents at beginning of period           4,602,815       2,181,880            --
                                                   ------------    ------------    ------------

Cash and equivalents at end of period              $  2,449,783    $  2,997,732    $  2,449,783
                                                   ============    ============    ============

See accompanying notes.


NEUROBIOLOGICAL TECHNOLOGIES, INC.
(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
March 31, 1997

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1996.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation because their effect is antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The Company does not expect this change to have an impact on the earnings per share.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

OVERVIEW

         Neurobiological Technologies, Inc. ("NTI" or the "Company") is a biopharmaceutical company identifying and developing potential therapeutic products based on advances in neuroscience research. NTI's strategy is to in-license drug candidates that target major medical needs, have shown evidence of preclinical efficacy and safety, and appear to have a clear path through clinical testing and regulatory approval. NTI's experienced management team then focuses on the drug development and clinical testing necessary to bring its drug candidates to commercialization.

         The Company is currently advancing three product candidates through human clinical trials. NTI is developing Corticotropin-Releasing Factor ("CRF"), a human peptide for reduction of cerebral edema, which is being evaluated in patients with brain tumors. NTI has licensed Dynorphin A, a natural analgesic peptide which is being evaluated for use with morphine in managing severe pain. NTI is also developing Memantine, an orally available NMDA receptor antagonist, which has potential as a neuroprotective agent. Memantine is initially being developed for treatment of neuropathic pain and AIDS dementia. Significant additional preclinical testing and clinical testing will be required prior to submission of any regulatory application for the commercial use of these products. There can be no assurance that future clinical trials will demonstrate an adequate level of safety or efficacy for commercialization.

         Since 1987 when the Company was founded, NTI has applied a majority of its resources to its research and development programs. The Company is a development stage company, has not received any revenue from the sale of products, and does not anticipate receiving revenue from the sale of products in the near future. The Company has incurred losses since its inception and expects to incur substantial, increasing losses due to ongoing and planned research and development efforts.

RESULTS OF OPERATIONS

         The Company's research and development expenses increased to approximately $1,272,000 in the three months ended March 31, 1997 from approximately $1,032,000 in the same period of the prior year. The increase was primarily due to higher clinical trial expenses and supporting activities, including toxicology studies, as well as an increase in research expenses associated with the Company's neuroprotection research program during the third quarter of the current year as compared to the same period of the prior year. General and administrative expenses increased to approximately $533,000 in the three months ended March 31, 1997 from $415,000 in the three months ended March 31, 1996. The increase was primarily due to higher expenditures related to business development activities in the three months ended March 31, 1997 as compared to the same period of the prior year. Investment income decreased to $89,000 in the three months ended March 31, 1997 from $116,000 in the same period of the prior year primarily due to changes in average cash balances.

The Company's research and development expenses increased to $4,022,000 in the nine month period ended March 31, 1997 from $2,787,000 in the same period of the prior year. The Company's general and administrative expenses increased to $1,570,000 in the nine month period ended March 31, 1997 from $1,021,000 in the nine month period ended March 31, 1996. Investment income decreased to $341,000 in the nine month period ended March 31, 1997 from $349,000 in the same period of the prior year. Income and expense changes in the nine month period ended March 31, 1997 from the same period of the prior year were primarily for the same reasons as discussed above.

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

         From inception through March 31, 1997, the Company has raised a total of $29.2 million in net proceeds from the sale of common and preferred stock.

         The Company believes that its available cash, cash equivalents and investments of $5.5 million as of March 31, 1997 are adequate to fund its operations through the quarterly period ending December 31, 1997. The Company will need to raise substantial additional capital to fund subsequent operations. The Company intends to seek such funding through public or private financings, arrangements with corporate partners, or from other sources. The Company may seek to raise additional funds whenever market conditions permit. However there can be no assurance that funding will be available on favorable terms from any of these sources, if at all. If such funding is unavailable, the Company will be required to consider the license or sale of certain of its assets and technology, delay or curtailment of its development programs, reductions in workforce and other restructuring alternatives, including discontinuing operations or liquidation.

SUBSEQUENT EVENT

On May 8, 1997, the Board of Directors of NTI elected Paul E. Freiman as chief executive officer and president of the Company. Dr. Jeffrey S. Price, who has resigned from the positions of CEO and president, remains with the Company as executive vice-president.

Note: Except for the historical information contained herein, the matters discussed in this quarterly report are forward looking statements that involve risks and uncertainties, including the ability to raise capital, properly design, implement, and complete planned trials, meet regulatory requirements, demonstrate safety and efficacy for its product candidates, manage third party contractors, and avoid infringement of third party proprietary rights, as well as other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Actual results may differ materially from those projected. These forward looking statements represent the Company's judgment as of the date of this release. The Company disclaims, however, any intent or obligation to update these forward looking statements.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27: Financial Data Schedule for the period ended March 31, 1997.

Reports: The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: May 9, 1997                  /s/ Jeffrey S. Price
                                    --------------------
                                    Jeffrey S. Price, Ph.D.
                                    Executive Vice-President

Dated: May 9, 1997                  /s/ Shawn K. Johnson
                                    --------------------
                                    Shawn K. Johnson
                                    Principal Accounting Officer