Form 10KSB
period 1997-06-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 1997-09-29
CIK 918112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-KSB

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1997
                         Commission file number 0-23280

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
          (Name of small business issuer as specified in its charter)

                Delaware                              94-3049219
        (State of incorporation)             (IRS Employer Identification No.)

               1387 Marina Way South, Richmond, California 94804
                    (Address of principal executive offices)

                                 (510) 215-8000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common stock $.001 Par Value

                                (Title of class)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for its most recent fiscal year were $407,307.

As of August 29, 1997, the Registrant had 6,540,314 shares of Common Stock, $.001 par value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was $22,073,560 based upon the last sale price of the Issuer's Common Stock reported on the Nasdaq National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 10 through 12 of Part III incorporate by reference information from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 1997.

ITEM 1. BUSINESS

This Business section and other parts of this Annual Report on Form 10-KSB contain certain forward-looking statements as that term is defined in the
Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the headings "Business," "Risks Associated with Product Development," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

Neurobiological Technologies, Inc. ("NTI" or the "Company") is an emerging drug development company focused on the clinical testing and regulatory approval of neuroprotective drug candidates. NTI's strategy is to in-license and develop early stage products that have shown clear evidence of preclinical efficacy and safety, appear to have a clear path through clinical testing and regulatory approval, and target major medical needs. NTI's experienced management team focuses on the drug development activities and the clinical testing necessary to bring its drug candidates to commercialization. The Company is currently evaluating two drug candidates in human clinical trials:

Memantine is being evaluated as a potential neuroprotectant drug for the treatment of injured and dying neurons. Memantine is an orally available compound that acts to modulate the N-methyl-D-aspartate ("NMDA") receptor in the central nervous system. Modulating the NMDA receptor may protect against the neuronal injury and death associated with a number of disorders, including chronic conditions of neuropathic pain, dementia, and Alzheimer's disease, as well as acute conditions of traumatic brain injury and stroke. The Company is currently conducting a Phase II human clinical trial of Memantine to evaluate the analgesic efficacy and safety of Memantine in patients who experience neuropathic pain (persistent pain resulting from abnormal signals to the brain). Patients with peripheral neuropathy due to diabetes mellitus and patients with post-herpetic neuralgia, a chronic pain condition due to shingles (infection with the herpes Zoster virus) are being enrolled in the trial. The Company is also working with the Adult AIDS Clinical Trials Group ("AACTG") to advance human clinical testing of Memantine for treatment of AIDS-related neurological conditions. The Company has completed a Phase I safety and pharmacokinetics trial of Memantine in normal volunteers and in AIDS patients.

Xerecept(TM) is the Company's synthetic preparation of the natural human peptide Corticotropin-Releasing Factor ("CRF"). In preclinical studies, Xerecept has been found to be a potent inhibitor of swelling, or edema. Xerecept is being developed for its ability to reduce cerebral edema (swelling in the brain), a dangerous condition associated with brain tumors, traumatic brain injury and stroke. The Company has completed two Phase I/II trials of Xerecept in patients with brain tumors, and expects to begin a follow-on Phase II trial in similar patients during fiscal 1998. Based on the results of human clinical trials completed to date and preclinical studies demonstrating Xerecept's ability to reduce cerebral edema following traumatic brain injury, the American Brain Injury Consortium ("ABIC") has agreed to collaborate with the Company to conduct a separate Phase II human clinical trial of Xerecept in patients suffering from traumatic brain injury. The ABIC includes 160 centers which benefit from standardized study procedures. This collaboration is expected to facilitate trial initiation, enrollment of patients, and trial completion.


PRODUCT CANDIDATES
Product/Indication          Development Status                   Benefit Sought
------------------          ------------------                   --------------

MEMANTINE

Neuropathic Pain            Phase II trial in progress           Pain Relief
(Diabetes and Shingles)

AIDS-related Dementia       Phase II trial in progress           Improvement in
and Neuropathic Pain                                             neurological function
                                                                 and pain relief

XERECEPT (CORTICOTROPIN-RELEASING FACTOR)

Peritumoral Brain Edema     Two Phase I/II trials                Reduction of edema and
                            completed                            improvement in
                                                                 neurological function

                            Phase II trial planned to
                            begin late 1997

Traumatic Brain Injury      Phase II trial planned for 1998      Reduction of intracranial
                                                                 pressure, and recovery
                                                                 of neurological function

--------------------------------------------------------------------------------------------

STRATEGY

DEMONSTRATE PRODUCT EFFICACY AND SAFETY

The Company has prioritized product development activities to maximize the potential for regulatory approval of its drug candidates. The Company leverages the experience of its management team and staff to manage product development tasks, relying primarily upon third-party contractors to meet manufacturing, preclinical, and clinical development requirements. These contractors are selected based on their qualifications to complete the required activities to the standards of the Company and the Food and Drug Administration ("FDA"). The Company also leverages its relationships with academia, government, and the medical community to form collaborations to conduct human clinical trials of its product candidates.

FOCUS PRODUCT DEVELOPMENT

The Company is managing its capital carefully to develop its portfolio of drug candidates in a focused and prudent manner. A financial strategy has been designed to concentrate the resources of the Company on key clinical trials of its drug candidates. Strategic decisions regarding actual and potential drug development programs are made contingent on funding levels and only programs evaluating neurological indications are currently being pursued.

ESTABLISH CORPORATE ALLIANCES

As the Company continues its product development and commercialization efforts, it will seek corporate alliances, which may include the granting of licenses and marketing rights for selected products in certain geographic regions and markets. To attract corporate partners, the Company designs and conducts human clinical trials with sufficient patient enrollment to establish therapeutic efficacy and pharmacoeconomic viability. The Company also targets major unmet medical needs for its clinical development programs. Through alliances, the Company will seek additional funding for the continued clinical development of its potential products, potential long-term revenue through royalty or profit-sharing arrangements, assistance with foreign regulatory approvals, as well as technical, development, production, and marketing capabilities. Although the Company is currently seeking corporate development partners for its potential products, there can be no assurance that any alliances will be entered into on terms acceptable to the Company, or if entered into, that they will be successful.

PRODUCTS IN DEVELOPMENT

MEMANTINE

Memantine is a compound in a class of potential neuroprotective agents called NMDA-receptor antagonists. Recent research has indicated that modulating the NMDA receptor may protect against the neuronal injury and cellular death associated with a number of medical conditions. The Company is currently developing Memantine both as a treatment for neuropathic pain as well as for the neurological deficits associated with AIDS. The Company estimates that there are approximately 1,000,000 patients in the United States suffering from intractable neuropathic pain. As many as one-third of AIDS patients may eventually develop neurological problems, such as loss of cognition and coordination.

Increasing evidence from several independent research laboratories indicates that overstimulation of NMDA receptors contributes to the injury and death of neurons. This occurs in a variety of acute neurological conditions, including traumatic brain injury, hypoxic/ischemic injury secondary to stroke and prolonged open heart or brain surgery. It also happens in chronic and neurodegenerative diseases including neuropathic pain, dementia, Alzheimer's disease, Huntington's disease, and Amyotrophic Lateral Sclerosis ("ALS"). There are currently no neuroprotective treatments approved for any of the pathologies associated with NMDA-receptor overstimulation.

Nerve cells in the brain communicate by sending signals to excite or inhibit each other. These signals are sent by compounds known as neurotransmitters. The principal excitatory neurotransmitter is glutamate, which binds to the NMDA receptor embedded in the cell membrane of the neuron. When glutamate binds to the receptor, a channel into the neuron opens which allows charged calcium molecules to flow freely. Normally, the presence of calcium triggers chemical reactions that cause the neuron to change its electrical charge and fire a message to neighboring neurons. This basic function of the NMDA receptor is essential for movement, sensation, memory, and cognition. In certain medical conditions, glutamate concentrations surrounding neurons are elevated, which has the effect of overstimulating the NMDA receptor. In these situations, excessive amounts of calcium enter the neuron, causing it to swell and burst, releasing internally stored glutamate into the surrounding area. This glutamate further stimulates NMDA receptors on neighboring neurons, causing a cascade of neuronal cell death throughout the area.

Scientists are now trying to find a way to prevent the damaging influx of excess calcium into neurons. One approach is to prevent the NMDA receptor calcium channel from opening. This can be accomplished by using either a competitive NMDA-receptor antagonist which prevents glutamate from binding to the receptor, or a closed NMDA-receptor channel blocker, which binds to the entrance of the closed channel. However, if such compounds prevent the channel from opening for too long, they may impede the normal functioning of the NMDA receptor, causing side effects including hallucinations, paranoia, delirium, and amnesia. Memantine, on the other hand, is an uncompetitive NMDA receptor antagonist that appears to interfere relatively little with normal functioning, while reducing the abnormal signals associated with excessive calcium influx. Rather than blocking the NMDA receptor calcium channel for long periods of time, Memantine appears to restore regulation of the channel to near normal activity, permitting routine neurotransmission.

Product development status

Neuropathic Pain Neuropathic pain is associated with a type of neuronal injury that produces abnormal pain signals, and it frequently includes persistent pain in the absence of an obvious stimulus. This condition can result from irritation or injury to peripheral nerves as a result of diabetes or shingles (infection with the herpes Zoster virus), as well as chemotherapeutic treatment. Current treatments for these conditions are limited and may only provide short-term benefit.

Memantine has been shown to inhibit abnormal pain signals through its modulation of the NMDA receptor in several animal models of neuropathic pain. Based on the results of these studies, the Company initiated a 100 patient Phase II human clinical trial of Memantine in patients experiencing neuropathic pain. The trial is currently enrolling patients with painful peripheral neuropathy due to diabetes mellitus or patients with post-herpetic neuralgia, a chronic pain condition due to shingles. The trial's primary endpoint is reduction in pain symptoms as determined by both physician and patient assessment according to standard analgesic measurements.

AIDS: Neuropathic Pain and Dementia Many AIDS patients experience painful peripheral neuropathies due to overstimulation of the NMDA receptors. This often occurs in the later stages of AIDS and results in a burning pain of the feet as well as pain from anything that touches the skin. Walking in particular may become extremely difficult. Effective treatments are still unavailable for this incapacitating condition and certain AIDS therapies may aggravate this type of neuropathic pain.

Recent research indicates that infection of the central nervous system with HIV, the virus associated with AIDS, also leads to neuronal damage. Such damage may result in neurological complications, including loss of cognition, movement, and sensation, referred to as AIDS dementia. Approximately one-half of children and one-third of adults with AIDS may eventually develop these symptoms. There are currently no therapies specifically directed towards HIV-associated neuronal damage.

Memantine has been shown to reduce NMDA receptor-mediated neuronal damage in both in vitro (outside the body) experiments and animal models. The neuronal injury caused by AIDS was shown to be modified by antagonists of the NMDA receptor, including Memantine.

The Company has completed a Phase I clinical trial to verify the safety of Memantine in AIDS patients and healthy volunteers. In this trial, Memantine was shown to be safe and well-tolerated.

In December 1996, the Company announced the start of a Phase II clinical trial conducted by the AACTG, a clinical trials consortium associated with the Division of AIDS of the National Institutes of Health ("NIH"). The trial is evaluating Memantine's ability to provide relief from dementia and neuropathic pain symptoms in AIDS patients. The trial protocol submitted under the Company's Investigational New Drug ("IND") application calls for the enrollment of 120 AIDS patients with painful peripheral neuropathies and symptoms of dementia, all of whom will have been treated with an FDA-approved drug for at least eight weeks prior to trial entry. The Company is supplying Memantine for the trial and will have the right to use the resulting data to further the commercial development of Memantine.

Additional Indications Because of the important role played by NMDA-receptor mediated neuronal injury in a variety of acute and chronic medical conditions, the Company is also considering the potential for human clinical trials of Memantine in other indications, such as ALS and stroke. The Company believes that the positive attributes of Memantine, including its oral availability and favorable safety profile, may provide a strong therapeutic opportunity, particularly for chronic conditions. As has been widely reported, other NMDA-receptor antagonists in human clinical development have recently encountered delays because of concerns about the risk/benefit ratio for patients. The profound side effects associated with many other NMDA-receptor antagonists have not been reported with Memantine, which is approved and marketed in Germany for neurodegenerative disorders.

XERECEPT

Xerecept is a synthetic preparation of the human peptide Corticotropin-Releasing Factor which the Company is developing as a treatment for brain cancer and traumatic brain injury. The Company believes that Xerecept may reduce the build-up of fluids in the brain associated with these conditions, thereby preventing dangerous swelling which can lead to poor patient outcomes. In the U.S., 500,000 patients with brain injuries require hospitalization each year. Approximately 30,000 patients in the United States are diagnosed every year with primary brain tumors.

Xerecept is a natural peptide hormone found both centrally (within the brain) and peripherally (outside the brain). Xerecept was originally discovered to be a key brain hormone involved in stimulating the release of natural corticosteroids. More recently, researchers have discovered novel anti-edema effects of Xerecept when administered peripherally. Research by NTI scientist collaborators has revealed that Xerecept significantly reduces edema or swelling of damaged tissue.

Edema is a condition that often results in swelling after tissue damage when fluid, plasma proteins, and white blood cells flow from small blood vessels into the surrounding tissues. The causes of this fluid migration are unknown. However, recent research has shown that after an injury, the interstitial gel that surrounds cells may expand and draw fluid from blood vessels. Preclinical studies sponsored by the Company have shown that Xerecept reduces the flow of fluid through blood vessels at sites of traumatic tissue injury. Specifically, the Company has shown that Xerecept injected systemically into animals can reduce brain edema after traumatic injury, brain edema associated with cancer tumors, and swelling in muscle tissue following surgical incision.

Product development status

Peritumoral Brain Edema The Company is initially testing Xerecept for the treatment of cerebral edema caused by brain tumors, referred to as peritumoral brain edema. In these patients, the tumor promotes increased permeability of the small blood vessels in the brain resulting in the flow of fluids into the brain, swelling of brain tissue, and a consequent loss of neurological function. Current therapies for the treatment of peritumoral brain edema include corticosteroids, which have serious adverse side effects when administered chronically. Reactions can include muscle wasting, immunosuppression, osteoporosis, hyperglycemia, glaucoma, and other potentially dose-limiting side effects.

Although endogenous Xerecept is involved in stimulating the release of natural corticosteroids, studies sponsored by the Company have shown that Xerecept exerts its anti-edema action independent of corticosteroid release when administered systemically. The Company believes, based on Xerecept's pharmacological profile, that the compound may be efficacious without the adverse side effects associated with current therapies. Xerecept has been safely administered to several hundred healthy volunteers and patients according to numerous studies published by third parties. In human clinical trials sponsored by the Company, Xerecept was well tolerated and appeared to be safe when administered in more than 230 courses of treatment.

The Company has completed two Phase I/II pilot trials of Xerecept in patients with peritumoral brain edema. In these trials, Xerecept was well tolerated and appeared to improve neurological function by an average of 42% based on National Cancer Institute Neurological Exam scores in seven patients who were treated for seven days by continuous infusion. Based on these results, the Company is preparing for a larger Phase II trial to evaluate Xerecept's ability to reduce edema associated with brain tumors which is expected to begin in late 1997.

Traumatic Brain Injury In addition to the current clinical program for peritumoral edema, the Company also plans to initiate in 1998 a Phase II human clinical trial of Xerecept in patients with traumatic brain injury. In such injuries, nerve tissue, blood vessels, and the tissues surrounding the brain are damaged. This damage results in swelling, subsequent decreased flow of blood to the brain, and decreased brain function. In addition, edema increases pressure inside the skull, which can lead to the fatal rupture of brain tissue through naturally occurring openings at the base of the skull. In animal models of traumatic brain injury, Xerecept significantly reduced brain water content shortly after injury and significantly improved neurologic recovery during the month following an injury. Based on these results, the ABIC has agreed to collaborate with NTI to plan a preliminary Phase II human clinical trial of Xerecept. This trial is being designed to evaluate Xerecept's ability to reduce the intracranial pressure associated with cerebral edema and to improve patient's recovery of neurological function following injury.

Additional Indications Though the Company had previously investigated Xerecept's anti-inflammatory potential, it is no longer actively developing for these indications in order to concentrate its efforts on Xerecept as a treatment for cerebral edema.

The Company previously conducted a Phase II human clinical trial of Xerecept for the treatment of patients with rheumatoid arthritis ("RA"). As compared to patients receiving placebo, patients receiving Xerecept did not experience a statistically significant improvement in clinical parameters as defined by the American College of Rheumatology, including improvements in painful or swollen joints. Xerecept-treated patients did show greater improvement in daily living activities as compared to placebo-treated patients, but the trial results did not support continued development of Xerecept for RA.

During 1995, the Company initiated two clinical trials of Xerecept in patients with asthma. The results of these trials showed that there was no statistically significant difference in reduction of asthma symptoms between those who received treatment compared to those who received placebo.

In the Company's first human clinical study of Xerecept, the compound was found to be safe and well tolerated when used as a single-dose treatment for post-surgical facial swelling. In addition, all Xerecept treatment groups experienced reduced average post-surgical swelling compared with the placebo group. Due to the small number of patients and the variability of the condition, the results from this trial, though positive, were not statistically significant. The Company currently has no plans to develop Xerecept for post-surgical edema in order to focus its efforts on cerebral edema.

PATENTS AND PROPRIETARY TECHNOLOGY

Patents and other proprietary rights are critical to the Company's business. The Company's policy is to file patent applications seeking to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. The Company has also sought to obtain, and intends to continue to seek, licenses from third parties to patent rights covering the technology, inventions and improvements that the Company considers important to the development of its business. The Company is obligated to pay royalties pursuant to these license agreements and is responsible for the costs of patent prosecution of a number of the patent applications to which it has exclusive licenses. In addition, most of the license agreements can be terminated by the licensor if the Company does not demonstrate diligence in commercializing the licensed rights.

The Company may be required to obtain additional licenses from third parties in order to continue to develop its existing product candidates and to expand its product development program. There can be no assurance that such licenses will be available on commercially reasonable terms, if at all.

The patent positions of pharmaceutical and biotechnology companies, including NTI, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, the Company does not know whether any of its patent applications, or the patent applications it has licensed from others, will result in the issuance of patents or if any of the patents which have issued or may issue will provide significant proprietary protection. Since patent applications are maintained in secrecy until patents issue in the United States or their foreign counterparts, if any, are published, the Company cannot be certain that it or any licensor was the first to file patent applications for such inventions. Moreover, the Company might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome were favorable. There can be no assurance that the Company's patents, or the patents which the Company has licensed, will be held valid or enforceable by a court or that a competitor's technology or product would be found to infringe such patents.

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's business. Some of these technologies, applications or patents may conflict with the Company's or any of its licensors' technologies or patent applications. Such conflict could limit the scope of the patents, if any, that the Company may be able to obtain or to which it has a license or result in the denial of the Company's patent applications or the patent applications that the Company has licensed. In addition, if patents that cover the Company's activities have been or are issued to other companies, there can be no assurance that the Company would be able to obtain licenses to these patents, at all, or at a reasonable cost, or be able to develop or obtain alternative technology.

In addition to patent protection, the Company relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its trade secrets.

Memantine The Company has an exclusive license to a series of patents and patent applications relating to certain non-ophthalmic uses of Memantine. Certain of these patents and patent applications cover the use of antagonists of NMDA receptor mediated neuronal damage to treat AIDS-related neuronal damage. Memantine and similar compounds are generally considered to be such compounds. In addition, certain of these patents and patent applications cover the use of Memantine for certain other medical indications, including peripheral neuropathy. The Company also has an option to license exclusively any patentable compounds or combination of compounds discovered in the course of the research the Company is sponsoring.

Xerecept The Company has a non-exclusive worldwide license to four issued U.S. patents and one U.S. patent application covering the composition of matter of Xerecept and various analogues, together with the corresponding foreign patents and patent applications. The Company also has exclusive rights to four issued patents and two patent applications covering uses of Xerecept and analogues. In addition, the Company has an option to obtain an exclusive worldwide license to a patent and patent application covering novel small peptide analogues of Xerecept. The Company is responsible for the costs of prosecuting the two patent applications related to Xerecept for which it has exclusive licenses. In addition to the patents and pending applications the Company has licensed from others, the Company has filed one formulation patent application related to Xerecept.

MANUFACTURING

NTI currently uses outside contractors to manufacture compounds for the Company's preclinical studies and clinical trials. The manufacturers of clinical products have represented to the Company that they are qualified to produce drugs under FDA regulations and that they follow current Good Manufacturing Practice ("cGMP"). The Company performs audits on manufacturers from time to time to assess compliance with the cGMP regulations. Memantine and Xerecept are manufactured by established methods using chemical synthesis and are manufactured to NTI specifications. Alternative cGMP suppliers of the bulk drugs and of finished dosage form products are available to the Company. The Company currently has no plans to build or develop an in-house manufacturing capability.

GOVERNMENT REGULATION

Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of any products which may be developed by the Company. The nature and the extent to which such regulation may apply to the Company will vary depending on the nature of any such products. All of the Company's products will require regulatory approval prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other FDA requirements in the United States and similar health authorities in foreign countries. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, recordkeeping and marketing of such products, including the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. The process of obtaining these approvals and the subsequent compliance with appropriate federal, state and foreign statutes and regulations require the expenditure of substantial resources. The Company cannot yet accurately predict when it might first submit for approval any products to the FDA or other regulatory review agency.

In order to clinically test, produce and market products for diagnostic or therapeutic use, a company must comply with mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries. Before beginning human clinical testing of an investigational new drug in the United States, a company must file an IND and receive no objection from the FDA. This application is a summary of the preclinical studies that were carried out to characterize the drug, including toxicity, efficacy and safety, as well as an in-depth discussion of the human clinical studies which are being proposed.

The human clinical testing program required for approval by the FDA of an investigational new drug typically involves a time-consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of patients or healthy volunteers to determine the early safety profile and the pattern of drug distribution and metabolism. Phase II clinical trials are conducted with groups of patients afflicted with a target disease in order to determine preliminary efficacy, optimal dosage and expanded evidence of safety. When initial human testing is performed in patients afflicted with the disease, rather than healthy volunteers, such studies may provide preliminary evidence of efficacy traditionally obtained in Phase II trials. Such trials are frequently referred to as "Phase I/II" trials. In Phase III, large-scale, multi-center, comparative clinical trials are conducted with patients afflicted with the specific disease in order to provide enough data for statistical proof of efficacy and safety required by the FDA and non-U.S. regulatory agencies.

Clinical trials may be sponsored by the Company or be "investigator-sponsored." An investigator-sponsored clinical trial is defined as a clinical trial conducted by an investigator under an IND issued in such investigators own name, rather than in the Company's name.

The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, reevaluate, alter, suspend or terminate the testing based on the data that has been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Estimates of the total time required for carrying out such clinical testing vary between two and ten years. Upon completion of such clinical testing, a company typically submits a New Drug Application ("NDA") to the FDA that summarizes and analyzes the results and observations of the clinical trials. The NDA also provides detailed manufacturing information. Based on its review of the NDA, the FDA will decide whether or not to approve the drug. This review process can be quite lengthy, and approval may not be granted at all. Thus, the process of seeking and obtaining approval for the marketing of a new pharmaceutical product can require a number of years and substantial funding. There can be no assurance that any approvals will be granted on a timely basis, if at all. Among the requirements for product approval is the requirement that each domestic manufacturer of the product conform to the FDA's cGMP regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

Once the sale of a product is approved, FDA regulations govern the manufacturing process and marketing activities, and a post-marketing testing and surveillance program may be required to continuously monitor a product's usage and effects. Product approvals may be withdrawn if compliance with regulatory standards is not maintained. Other countries, in which any products developed by the Company may be marketed, impose a similar regulatory process. For marketing outside the United States, the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

COMPETITION

Competition in the biopharmaceutical industry is intense and is expected to increase. The development and sale of drugs for the treatment of the therapeutic targets being pursued by the Company is highly competitive. There are existing therapies approved and under development for each of these therapeutic targets. There can be no assurance that the Company will develop products that will be as efficacious or as cost-effective as currently marketed products. The Company has exclusive licenses to patent rights covering certain uses of Memantine and Xerecept. However, certain of the Company's licenses for Memantine and Xerecept are non-exclusive and there is no composition of matter patent in the United States for Memantine. Consequently, others may develop, manufacture and market products that could compete with those being developed by the Company.

The Company will be faced with intense competition from pharmaceutical, chemical and biotechnology companies both in the United States and abroad in its attempt to discover, develop and market its products. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. In addition, significant levels of research in biotechnology and medicine occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results.

The Company believes that its ability to compete successfully will depend on its ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market products either alone or through other parties. Most of the Company's competitors have substantially greater financial, marketing and human resources than those of the Company. Therefore, the Company expects to encounter significant competition.

HUMAN RESOURCES

As of June 30, 1997, the Company had 22 full time employees. The Company's scientific staff includes individuals with expertise in chemistry, biochemistry, cell biology, immunology, pharmacology, neuropharmacology, pharmaceutics and pharmaceutical manufacturing.

It is the Company's policy that each employee enter into a confidentiality agreement which contains provisions generally prohibiting the disclosure of confidential information to anyone outside the Company and requiring disclosure to the Company of ideas, developments, discoveries or inventions conceived during employment and assignment to the Company of proprietary rights to such matters related to the business and technology of the Company.

RISKS ASSOCIATED WITH PRODUCT DEVELOPMENT

Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below. The forward-looking statements in this report speak only as of the date of this report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Future capital needs; uncertainty of additional funding

The Company anticipates that it will be able to meet its capital and operational requirements at least through the second quarter of fiscal 1998. The Company will require substantial additional funds to conduct the research and development and preclinical and clinical testing of its potential products and to market any products that may be developed. Although the Company currently plans to contract with third parties to manufacture clinical and commercial scale quantities of its potential products, to the extent the Company subsequently determines to establish its own manufacturing facilities, the Company will require substantial additional capital. The Company's capital requirements depend on numerous factors, including the progress of its research, preclinical development and clinical development programs, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative relationships, the development of commercialization activities and arrangements and the purchase of additional capital equipment. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. There can be no assurance that additional financing will be available from any of these sources, or, if available, that it will be available on acceptable terms. The Company may seek to raise additional funds whenever market conditions so permit. If additional funds are raised by issuing equity securities, further significant dilution to existing shareholders may result. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate one or more of its research, discovery, or development funds or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

Going concern disclosure in independent auditors' report

The report of the Company's independent auditors with respect to the Company's financial statements included in this Form 10-KSB includes a going concern modification, indicating that the Company's losses and deficits in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Financial Statements."

Possible delisting of stock

As of June 30, 1997, the Company failed to satisfy the continued listing requirements of the Nasdaq National Market. If the Company were to be delisted from the Nasdaq National Market, it could adversely affect the trading volume and price volatility of the Company's common stock.

Early stage of development; technological uncertainty

NTI is at an early stage of development and currently has no marketed products. All of the Company's potential products are in research, preclinical development or clinical development, and no revenues have been generated from product sales. To date, most of the Company's resources have been dedicated to the research and development of selected candidate pharmaceutical products, and there can be no assurance that the Company will be able to develop a candidate product that will receive required regulatory approvals or be successfully commercialized. The Company is currently evaluating two potential products in early stage clinical trials. Results attained in preclinical studies and in such early stage clinical trials are not necessarily indicative of results that will be obtained upon further human clinical testing. The potential products currently under development by the Company will require significant additional clinical testing prior to submission of any regulatory application for commercial use. Such activities will require substantial resources and will necessitate the raising of substantial additional capital.

The Company's potential products are subject to the risks of failure inherent in the development of products based on new technologies. These risks include the possibilities that any or all of the potential products will be found to be unsafe, ineffective or toxic, or otherwise fail to receive necessary regulatory clearances; that the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market; that proprietary rights of third parties will preclude the Company from marketing products; or that third parties market or will market superior or equivalent products. There can be no assurance that the Company's development activities will result in any commercially viable products. The Company does not expect to be able to commercialize any products for a number of years, if at all.

Dependence on third parties

The Company has only limited internal resources and thus the Company has relied and will continue to rely heavily on others for research, development, manufacture and commercialization of its potential products. The Company has entered into various arrangements (many of which are non-exclusive) with consultants, academic collaborators, licensors, licensees, contractors and others, and it is dependent upon the level of commitment and subsequent success of these outside parties in performing their responsibilities. Certain of these agreements place responsibility for preclinical testing and human clinical trials and for preparing and submitting submissions for regulatory approval for potential products on the collaborator, licensor or contractor. Should such collaborator, licensor or contractor fail to perform, the Company's business may be adversely affected.

The Company has entered into certain agreements and licenses with third parties, a number of which require the Company to pay royalties. The Company has relied on scientific, technical, clinical, commercial and other data supplied and disclosed by others in entering into these agreements and will rely on such data in support of applications to enter human clinical trials for its potential products. Although the Company has no reason to believe that this information contains errors or omissions of fact, there can be no assurance that there are no errors or omissions of fact that would change materially the Company's view of the future likelihood of FDA approval or commercial viability of these potential products.

Government regulation and product approval

The FDA and state and local agencies, and comparable agencies and entities in foreign countries impose substantial requirements on the manufacturing and marketing of human therapeutics through lengthy and detailed laboratory, preclinical animal studies and clinical testing procedures, sampling activities and other costly and time consuming procedures. Satisfaction of these requirements typically takes many years and varies substantially based on the type, complexity, and novelty of the drug. The effect of government regulation may be to delay for a considerable period of time or prevent the marketing of any product that the Company may develop and/or to impose costly procedures upon the Company's activities, the result of which may be to furnish an advantage to its competitors. There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis or at all. Any such delay in obtaining or failure to obtain such approvals would adversely affect the marketing of the Company's proposed products and its ability to earn product revenues or royalties. In addition, success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. As with any regulated product, additional government regulations may be promulgated which could delay regulatory approval of the Company's potential products. Adverse government regulation which might arise from future legislation or administrative action cannot be predicted.

Uncertainty of protection of patents and proprietary rights

The Company's success will depend, in large part, on its ability to obtain or license patents, protect trade secrets and operate without infringing upon the proprietary rights of others. A substantial number of patents have been issued to other pharmaceutical, biotechnology and biopharmaceutical companies. Moreover, other competitors may have filed patent applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes competitive with those of the Company.

There can be no assurance that any of the patent applications licensed to the Company will be approved, that the Company will develop proprietary products that are patentable, that any issued patents licensed to the Company will provide the Company with adequate protection for its inventions or will not be challenged by others, or that the patents of others will not impair the ability of the Company to do business. The patent position of biotechnology firms generally is highly uncertain, involving complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the United States Patent and Trademark Office regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. Finally, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's potential products, or design around any potential patented products of the Company. As a result, there can be no assurance that patent applications relating to the Company's potential products or processes will result in patents being issued, or that patents, if issued, will provide protection against competitors who successfully challenge the Company's patents, obtain patents that may have an adverse effect on the Company's ability to conduct business, or be able to circumvent the Company's patent position. In view of the time delay in patent approval and the secrecy afforded United States patent applications, the Company does not know if other applications that would have priority over the Company's applications have been filed.

Manufacturing limitations

The Company currently does not have its own manufacturing facilities to manufacture products under the cGMP requirements prescribed by the FDA. The Company has established arrangements with contract manufacturers to supply potential products for clinical trials and intends to establish similar arrangements for the manufacture, packaging, labeling and distribution of products, if approved for marketing. If the Company's contractors are unable to supply sufficient quantities of product candidates manufactured in accordance with cGMP on acceptable terms, the Company's human clinical testing schedule would be delayed. If the Company should encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its products, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers that the Company may use must adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products would be adversely affected. The Company's dependence on third parties for the manufacture of products may adversely affect the Company's results of operations and its ability to develop and deliver products on a timely and competitive basis.

Risk of product liability

Clinical trials or marketing of any of the Company's potential products may expose the Company to liability claims from the use of such products. The Company's product liability insurance does not cover commercial sales of products. The Company has a limited amount of product liability insurance to cover liabilities arising from clinical trials. There can be no assurance that the Company's insurance will be adequate to cover any liabilities arising from the Company's clinical trials, that the Company will be able to obtain product liability insurance covering commercial sales or, if obtained, that sufficient coverage can be acquired at a reasonable cost. An inability to obtain insurance at acceptable cost or otherwise protect against potential product liability claims could prevent or inhibit commercialization of any products developed by the Company.

Dependence on qualified personnel and advisors

The Company is highly dependent upon its scientific and management staff and on consultants and advisors, the loss of whose services might significantly delay the achievement of planned development objectives. In addition, the Company is dependent on collaborators at research institutions. Recruiting and retaining qualified personnel, collaborators, advisors and consultants will be critical to the Company's success. There is intense competition for such qualified personnel in the area of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain the personnel necessary for the development of the Company's business. The Company's planned activities will require additional expertise in areas such as clinical trial management, regulatory affairs, manufacturing, and marketing. Such activities will require the addition of new personnel including management and the development of additional expertise by existing management personnel. The inability to acquire such services or to develop such expertise could have a material adverse effect on the Company's operations.

Volatility of stock price; limited market capitalization

The market price of the shares of Company common stock, like that of the common stock of many other biotechnology companies, has been and is likely to continue to be, highly volatile. Factors such as the results of preclinical studies and clinical trials by the Company, or its competitors, other evidence of the safety or efficacy of products of the Company or its competitors, announcements of technological innovations or new therapeutic products by the Company or its competitors, government regulation, health care legislation, developments in patent or other proprietary rights of the Company or its competitors including litigation, fluctuations in the Company's operating results, and market conditions for life sciences stocks in general could have a significant adverse impact on the future price of the common stock. In addition, the average daily trading volume of the Company's common stock since public trading of the common stock commenced has been relatively low compared to that of other biopharmaceutical companies. To the extent this trading pattern continues, the price of the common stock may fluctuate significantly as a result of changes in demand for such shares and sales of stock by stockholders.

Possible enforcement proceedings

In late January 1996, two executive officers of the Company purchased an aggregate of 1,600 shares of the Company's common stock prior to the Company's proposed public offering of common stock. After these officers informed the Company's outside legal counsel of such purchases, such counsel advised that such purchases constituted a violation of Rule 10b-6 under the Securities and Exchange Act of 1934, as amended. The SEC instituted a voluntary informal inquiry into this matter and may seek enforcement action against the officers who made the purchases, both of whom have since left the employ of the Company. The SEC has indicated that it has no present intention to seek enforcement action against the Company. Any action taken by the SEC with respect to the matter may have a material adverse effect on the Company's financial position and results of operations.

ITEM 2. PROPERTIES

NTI's executive offices are located in Richmond, California. NTI leases a 12,500 square foot facility. The lease started in April 1995 and is for a term of five years.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1997.

PART II.

ITEM 5. MARKET PRICE OF NTI COMMON STOCK; DIVIDENDS

NTI's common stock is traded on the Nasdaq National Market under the symbol "NTII."

As of June 30, 1997 there were approximately 250 holders of record of the Company's common stock and 6,540,314 shares of common stock outstanding. No dividends have been paid on the common stock since the Company's inception, and the Company does not anticipate paying any dividends in the foreseeable future.

The price range of the Company's common stock during the past two fiscal years is shown below.

Fiscal 1996                              High            Low
--------------------------------------------------------------------------------
        First Quarter                   $5.75           $4.00
        Second Quarter                  $5.38           $3.12
        Third Quarter                   $5.25           $3.25
        Fourth Quarter                  $8.50           $4.25

Fiscal 1997                              High            Low
--------------------------------------------------------------------------------
        First Quarter                   $7.00           $3.62
        Second Quarter                  $5.12           $3.37
        Third Quarter                   $3.62           $1.62
        Fourth Quarter                  $2.75           $1.56

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Neurobiological Technologies, Inc. ("NTI" or the "Company") is an emerging drug development company focused on the clinical testing and regulatory approval of neuroscience drugs. NTI's strategy is to in-license and develop early stage drug candidates that target major medical needs and which can be rapidly commercialized. Drawing upon the experience of the Company's management in drug discovery, development, and clinical testing, NTI's efforts are focused on developing its licensed drug candidates for commercialization.

The Company currently has two products in human clinical trials. NTI is developing Memantine, an orally available NMDA receptor antagonist, which has potential as a neuroprotective agent for a broad range of neurodegenerative conditions. Memantine is initially being developed for AIDS dementia and
neuropathic  pain.  The  Company  is  also  developing   Xerecept,  a  synthetic
preparation of the human peptide Corticotropin-Releasing Factor, which the Company believes has novel anti-edema properties. Significant additional preclinical testing and clinical testing will be required prior to submission of any regulatory application for the commercial use of these products. There can be no assurance that future clinical trials will demonstrate an adequate level of safety or efficacy for commercialization.

Since 1987 when the Company was founded, NTI has applied substantially all of its resources to its research and development programs. The Company is a development stage company, has not received any revenue from the sale of products, and does not anticipate receiving revenue from the sale of products in the near future. The Company has incurred losses since its inception and expects to incur substantial, increasing losses over the next several years due to the ongoing and planned research and development efforts.

RESULTS OF OPERATIONS

The Company's research and development expenses decreased from $4,452,000 in fiscal 1995 to $4,321,000 in fiscal 1996 and increased to $5,478,000 in fiscal 1997. The increase in fiscal 1997 was primarily due to expansion of the Company's preclinical studies and clinical trials as well as increased funding of the Company's neuroprotection research program. The decrease in fiscal 1996 was due to lower non-clinical development activity, including toxicology studies, as compared to the prior year.

General and administrative expenses decreased from $1,512,000 in fiscal 1995 to $1,397,000 in fiscal 1996 and increased to $2,298,000 in fiscal 1997. The increase in fiscal 1997 was due to additional business development expenses as well as increased professional fees. The decrease in fiscal 1996 was primarily due to changes in legal and other professional services received by the Company.

Interest income decreased from $633,000 in fiscal 1995 to $506,000 in fiscal 1996, and decreased further to $407,000 in fiscal 1997 primarily due to changes in cash balances.

The Company expects to incur substantial costs in fiscal 1998 primarily for Phase II clinical trials for its development programs and related administrative support. The Company expects that its expenditures will continue to increase as its products move through Phase II and potentially, Phase III clinical trials.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects its cash requirements to be significant in future periods. Future cash requirements will depend on numerous factors, including: the progress on research and clinical development programs; the in-licensing of potential drug candidates; the time and costs involved in obtaining regulatory approvals; the ability of the Company to establish collaborative arrangements; product commercialization activities; and the acquisition of manufacturing or laboratory facilities. Since NTI uses qualified third-party contractors to conduct preclinical studies and clinical trials, and to manufacture clinical quantities of its products, the Company does not anticipate incurring significant capital expenditures during fiscal 1998. Over the same period, the number of employees is not expected to grow significantly from current levels.

From inception through June 30, 1997, the Company has raised a total of $29.4 million in net proceeds from the sale of common and preferred stock.

The Company believes that its available cash, cash equivalents and short-term investments of $3.8 million as of June 30, 1997 are adequate to fund its operations through the second quarter of fiscal 1998. NTI will need to raise substantial additional capital to fund subsequent operations. The Company intends to seek such funding through public or private financings, arrangements with corporate partners, or from other sources. The Company may seek to raise additional funds whenever market conditions permit. However, there can be no assurance that funding will be available on favorable terms from any of these sources, if at all.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Neurobiological Technologies, Inc.

We have audited the accompanying balance sheets of Neurobiological Technologies, Inc. (a development stage company) as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flow for each of the three years in the period ended June 30, 1997, and for the period from August 27, 1987 (inception) through June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neurobiological Technologies, Inc. at June 30, 1997 and 1996, and the result of its operations and its cash flows for each of the three years in the period ended June 30, 1997, and for the period from August 27, 1987 (inception) through June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming Neurobiological Technologies, Inc. will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring losses during the development stage. In order to complete the research and development and other activities necessary to commercialize its products, additional financing will be required. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ ERNST & YOUNG LLP

                                              ERNST & YOUNG LLP



San Francisco, California
July 25, 1997

Neurobiological Technologies, Inc. (A development stage company)

BALANCE SHEETS

                                                                June 30,        June 30,
                                                                    1997            1996
-------------------------------------------------------------------------------------------
ASSETS

Current assets:
        Cash and cash equivalents                            $  1,278,402    $  4,602,815
        Short-term investments                                  2,559,911       4,642,153
        Prepaid expenses and other                                171,436         337,422
                                                             ------------------------------

             Total current assets                               4,009,749       9,582,390

Long-term investments                                                --         1,515,490

Property and equipment, net                                       197,355         229,267

Patents and licenses, net                                            --            65,216
                                                             ------------------------------

                                                             $  4,207,104    $ 11,392,363
                                                             ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                     $    258,673    $    198,205
        Accrued expenses                                          737,883         694,947
                                                             ------------------------------

             Total current liabilities                            996,556         893,152

Stockholders equity:
        Preferred stock, $.001 par value,
             5,000,000 shares authorized,
             none outstanding                                        --              --

        Common stock, $.001 par value, 25,000,000 shares
             authorized, 6,540,314 outstanding at June 30,
             1997 and 6,512,485 at June 30, 1996               29,382,471      29,302,546

        Deficit accumulated during development stage          (26,171,923)    (18,803,335)
                                                             ------------------------------

Total stockholders' equity                                      3,210,548      10,499,211
                                                             ------------------------------

                                                             $  4,207,104    $ 11,392,363

                                                             ==============================
See accompanying notes

Neurobiological Technologies, Inc. (A development stage company)

STATEMENTS OF OPERATIONS
                                                                                            Period from
                                                                                        August 27, 1987
                                                  Year ended June 30,               (inception) through
                                     --------------------------------------------          June 30,1997
                                           1997           1996             1995
--------------------------------------------------------------------------------------------------------
REVENUES

        Interest income              $    407,307    $    506,242    $    632,715         $  2,032,170

        Grant income                         --              --            49,900               49,900
                                     -------------------------------------------------------------------

                Total revenues            407,307         506,242         682,615            2,082,070

EXPENSES

        Research and development        5,477,504       4,321,059       4,452,482           20,262,735

        General and administrative      2,298,391       1,396,626       1,511,787            7,991,258
                                     -------------------------------------------------------------------

                Total expenses          7,775,895       5,717,685       5,964,269           28,253,993
                                     -------------------------------------------------------------------

NET LOSS                             $ (7,368,588)   $ (5,211,443)   $ (5,281,654)        $(26,171,923)
                                     ===================================================================

NET LOSS PER SHARE                   $      (1.13)   $      (1.05)   $      (1.35)
                                     ===================================================================

Shares used in net
loss per share calculation              6,527,392       4,985,229       3,913,028
                                     ===================================================================

See accompanying notes.

Neurobiological Technologies, Inc. (A development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY

                                                                              Common Stock                    Deficit        Total
                                                         Preferred      -------------------------  Accumulated During  Stockholder
                                                             Stock         Shares        Amount     Development Stage       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Period from August 27, 1987
        (inception) through June 30, 1994

Issuance of common stock                               $      --           740,863    $ 1,616,706     $      --      $  1,616,706

Issuance of common stock for services                         --            72,428         84,500            --            84,500

Issuance of common stock for license rights                   --            10,820         12,625            --            12,625

Issuance of warrants to purchase
        179,786 shares of common stock                        --              --            2,790            --             2,790

Exercise of warrants                                          --           137,143         64,000            --            64,000

Exercise of options                                           --            42,092        138,763            --           138,763

Issuance of common stock under
        employee stock purchase plan                          --             3,980         16,915            --            16,915

Issuance of 5,691,000 shares of Series A
        preferred stock, net of issuance costs           5,573,194            --             --              --         5,573,194

Issuance of 2,657,881 shares of Series B
        preferred stock, net of issuance costs           1,653,888            --             --              --         1,653,888

Conversion of preferred stock in
        connection with the initial public offering     (7,227,082)      1,046,912      7,227,082            --              --

Issuance of common stock at $8.00
        per share in connection with initial
        public offering, net of issuance costs                --         1,840,000     12,817,000            --        12,817,000
Net loss                                                      --                --            --       (8,310,238)     (8,310,238)
                                                         -------------------------------------------------------------------------

Balances at June 30, 1994                                     --         3,894,238     21,980,381      (8,310,238)     13,670,143

        Exercise of warrants                                  --             5,357          6,252            --             6,252
        Exercise of options                                   --            31,435         36,791            --            36,791
        Issuance of common stock under
           employee stock purchase plan                       --            17,102         41,736            --            41,736
        Net loss                                              --              --             --        (5,281,654)     (5,281,654)
                                                         -------------------------------------------------------------------------

Balances at June 30, 1995                                     --         3,948,132     22,065,160     (13,591,892)      8,473,268

        Exercise of options                                   --            13,093         40,284            --            40,284
        Issuance of common stock under
        employee stock purchase plan                          --            21,260         53,823            --            53,823
        Issuance of common stock at $3.25 per
                share in connection with public
                offering, net of issuance costs               --         2,530,000      7,143,279            --         7,143,279
        Net loss                                              --              --             --        (5,211,443)     (5,211,443)
                                                         -------------------------------------------------------------------------

Balances at June 30, 1996                                     --         6,512,485     29,302,546     (18,803,335)     10,499,211

        Issuance of common stock for services                 --             5,000         23,750            --            23,750
        Exercise of options                                   --             2,999         10,331            --            10,331
        Issuance of common stock under
                employee stock purchase plan                  --            19,830         45,844            --            45,844
        Net loss                                              --              --             --        (7,368,588)     (7,368,588)
                                                         -------------------------------------------------------------------------

Balances at June 30, 1997                                $    --         6,540,314    $29,382,471    $(26,171,923)   $  3,210,548
                                                         =========================================================================

See accompanying notes.

Neurobiological Technologies, Inc. (A development stage company)

STATEMENTS OF CASH FLOWS

                                                                                                       Period from
                                                                Year ended June 30,                August 27, 1987
                                                  -------------------------------------------- (inception) through
                                                        1997           1996            1995           June 30,1997
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

  Net loss                                        $ (7,368,588)   $ (5,211,443)   $ (5,281,654)     $(26,171,923)

  Adjustments to reconcile net loss to
      net cash used in operating activities:

  Depreciation and amortization                        122,773         123,095          95,697           468,012
          Issuance of common stock and warrants
             for license rights and services              --              --              --              99,275

  Changes in assets and liabilities:
          Prepaid expenses and other                   165,986        (152,594)       (162,832)         (171,436)
          Accounts payable and
             accrued expenses                          103,404         102,338         430,791           996,556
                                                   ----------------------------------------------------------------
Net cash used in
        operating activities                        (6,976,425)     (5,138,604)     (4,917,998)      (24,779,516)

INVESTING ACTIVITIES

  Purchase of short-term
          investments                               (1,462,723)    (11,263,339)     (5,950,413)      (33,839,678)

  Maturity of short-term investments                 5,060,455      11,675,531      10,848,225        31,279,767

  Purchases of property
          and equipment                                (25,645)        (90,039)       (147,620)         (382,305)

  Additions to patents and licenses                                                                     (283,062)
                                                   ----------------------------------------------------------------
Net cash provided by (used in)
  investing activities                               3,572,087         322,153       4,750,192        (3,225,278)

FINANCING ACTIVITIES

  Proceeds of short-term borrowings                                                                      235,000
  Issuance of common stock                              79,925       7,237,386          84,780        22,056,114
  Issuance of preferred stock                                                                          6,992,082

                                                   ----------------------------------------------------------------

Net cash provided by financing activities               79,925       7,237,386          84,780        29,283,196

Increase (decrease) in cash and
   cash equivalents                                 (3,324,413)      2,420,935         (83,026)        1,278,402

Cash and equivalents at
   beginning of period                               4,602,815       2,181,880       2,264,906              --

                                                   ----------------------------------------------------------------
Cash and equivalents at
    end of period                                  $ 1,278,402    $  4,602,815    $  2,181,880      $  1,278,402
                                                   ================================================================

SUPPLEMENTAL DISCLOSURES:

  Conversion of short-term borrowings
          to Series A preferred stock              $      --      $       --      $       --        $    235,000
                                                   ================================================================

  Conversion of preferred stock
        to common stock                            $      --      $       --      $       --        $  7,227,082
                                                   ================================================================

See accompanying notes

NOTES TO FINANCIAL STATEMENTS

Neurobiological Technologies, Inc. (a development stage company)

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Neurobiological Technologies, Inc. ("NTI" or the "Company") is a biopharmaceutical company developing potential products based on advances in neuroscience research. NTI's strategy is to in-license and develop drug candidates that target major medical needs and which can be rapidly commercialized. Drawing upon the experience of the Company's management in drug discovery, development, and clinical testing, NTI's efforts are focused on developing its licensed drug candidates for commercialization.

Basis of presentation

In the course of its development activities, the Company has incurred significant losses and expects additional losses in the fiscal year ending June 30, 1998. The Company plans to finance its operations with available cash resources, and through the issuance of equity and/or debt securities. The Company's ability to continue as a going concern is dependent upon obtaining additional financing. The Company believes that its available cash, cash equivalents and short-term investments of $3.8 million as of June 30, 1997 are adequate to fund its operations through the second quarter of fiscal 1998. NTI will need to raise substantial additional capital to fund subsequent operations. The Company intends to seek such funding through public or private financings, arrangements with corporate partners, or from other sources. The Company may seek to raise additional funds whenever market conditions permit. However, there can be no assurance that funding will be available on favorable terms, if at all. The accompanying financial statements have been prepared assuming the Company is a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and investments

Cash and cash equivalents include investments with original maturities of 90 days or less. Short-term investments consist of investments with original maturities of greater than 90 days but less than one year, while long-term investments are those that mature greater than one year from the balance sheet date. The Company has not realized any losses on its investments, which are highly liquid and subject to little risk. Furthermore, the Company reduces its credit risk by limiting the amount of credit exposure to any one financial institution.

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the Company's investment securities are classified as available for sale and are stated at fair market value which approximates amortized cost. The Company did not have any material realized or unrealized gains or losses on its investments. Realized gains or losses, amortization of premiums, accretion of discounts and earned interest are included in investment income.

The following is a summary of available for sale securities at fair market value, which approximates amortized cost, at June 30, 1997 and 1996:

                                                      1997               1996
                                                 -----------         -----------
Corporate obligations                            $ 2,501,705         $ 8,041,959
Commercial paper                                   1,197,836           2,346,545
US Government obligations                             39,241             233,862
        Accrued interest                              58,480             115,684
                                                 -----------         -----------
        Total                                    $ 3,797,262         $10,738,050
                                                 ===========         ===========

Included in cash and cash equivalents at June 30, 1997 and 1996 are available for sale securities of $1,237,351 and $4,580,407, respectively. Included in short-term investments at June 30, 1997 and 1996 are available for sale securities of $2,559,911 and $4,642,153, respectively. Included in long-term investments at June 30, 1996 are available for sale securities of $1,515,490. By policy, the Company does not invest in securities that mature in more than 18 months. At June 30, 1997, all securities in the investment portfolio are expected to mature in less than 12 months.

Property and equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight line method based on estimated useful lives of 2 to 7 years. The balances at June 30, 1997 and 1996 consisted of the following:

                                                        1997             1996
                                                     ---------        ---------
Machinery and equipment                              $ 216,527        $ 190,882
Furniture and fixtures                                 165,778          165,778
                                                     ---------        ---------
                                                       382,305          356,660

Less accumulated depreciation                         (184,950)        (127,393)
                                                     ---------        ---------
                                                     $ 197,355        $ 229,267
                                                     =========        =========

Patents and licenses

Patents and licenses consist of the costs relating to license agreements covering certain patent rights to the Company's products. The costs are amortized using the straight line method over the shorter of the life of the patent or its economic useful life. Accumulated amortization at June 30, 1997 and 1996 was $283,062 and $217,846, respectively.

Net loss per share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive.

Effective December 31, 1997, the Company will adopt SFAS No. 128, "Earnings per Share." The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options and warrants will be excluded. The calculation of basic earnings per share will not differ from the net loss per share amounts previously reported by the Company. A calculation of diluted earnings per share will also be required; however, this is not expected to differ from the Company's reported net loss per share.

Stock-Based compensation The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which establishes the fair value method of accounting for stock based compensation plans. The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25") and has adopted the "disclosure only" alternative described in SFAS 123.

NOTE 2. LEASE

The Company's lease for its premises in Richmond, California expires in April 2000. Rent expense for the years ending June 30, 1997, 1996, and 1995 was $157,000, $143,000, and $81,000, respectively. Future minimum payments at June 30, 1997 consisted of the following:

                    Fiscal year ended June 30,
                    --------------------------
                       1998         $132,000
                       1999          132,000
                       2000          110,000

NOTE 3. STOCKHOLDERS EQUITY

Warrants to purchase common stock

At June 30, 1997, warrants to purchase 417,286 shares of common stock were outstanding at a weighted average exercise price of $6.24 per share. Of these, 37,286 shares of common stock at a price of $5.60 were issued for licensing rights and consulting services and have expiration dates through June 30, 2001; warrants to purchase 160,000 and 220,000 shares were issued to the underwriters of the initial public offering and the 1996 public offering at prices of $9.60 and $3.90, respectively, and expire on February 15, 1999 and 2001, respectively. The weighted average fair value of warrants issued during 1996 was $2.19 per share.

Stock option plan

The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock option awards because, as discussed below, the alternative fair value accounting provided under SFAS 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Board of Directors adopted the Company's first stock option plans in 1989. In November 1993, the Board combined the plans and adopted the 1993 Stock Plan under which 1,500,000 shares of common stock have been reserved for issuance. In general, options are granted at fair market value on the date of the grant, have a term of 10 years and become exercisable over a period of up to 48 months.

A summary of the Company's stock option activity, and related information for the three years ended June 30, 1997 follows:

                                    Number of Shares        Weighted Average
                                  Subject to Options          Exercise Price
                                  -------------------------------------------
Balance at June 30, 1994                     776,059                   $4.09
        Options granted                      182,668                    3.38
        Options canceled                     (19,906)                   4.52
        Options exercised                    (31,435)                   1.17
                                  ------------------------
Balance at June 30, 1995                     907,386                    4.04
        Options granted                       73,760                    5.59
        Options canceled                     (34,225)                   3.52
        Options exercised                    (21,376)                   3.68
                                  ------------------------
Balance at June 30, 1996                     925,545                    4.19
        Options granted                      338,304                    2.58
        Options canceled                     (28,591)                   5.61
        Options exercised                     (2,999)                   3.44
                                  ------------------------
Balance at June 30, 1997                   1,232,259                    3.72
                                  ========================

At June 30, 1997, options to purchase 211,803 shares of common stock remained available for grant, and options to purchase 851,671 shares of common stock were exercisable at exercise prices ranging from $1.75 to $8.00. The weighted average exercise price of options exercisable at June 30, 1997 was $4.18. The weighted average fair value of options granted during 1997 and 1996 was $1.48 and $4.26, respectively.

The following table summarizes information concerning currently outstanding and exercisable options:

                              Options Outstanding               Options Exercisable
                  -----------------------------------------  ------------------------------
                                    Weighted
                                     Average       Weighted                       Weighted
        Range of                   Remaining        Average                        Average
        Exercise       Shares    Contractual       Exercise         Shares        Exercise
          Prices  Outstanding    Life (years)         Price    Exercisable           Price
-------------------------------------------------------------------------------------------
   $ 0.01 - 1.99      120,000         9.85           $ 1.75         20,000         $ 1.75
     2.00 - 3.99      807,122         6.59             3.32        579,932           3.61
     4.00 - 5.99      130,637         8.01             4.48         85,052           4.46
     6.00 - 8.00      174,500         7.37             6.34        166,688           6.32

Pro forma information regarding net loss and net loss per share is required by SFAS 123, which requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method. The fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal years 1996 and 1997: Expected volatility calculations based on historical data (.846), risk free interest rates based on U.S. government bonds with maturities equal to the expected option lives of 6 percent, expected option lives of five years, and no dividend yield.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility and expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee's options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                  Year ended June 30,
                                                 ---------------------
                                                    1997      1996
                                                 ---------   ---------
Net loss - as reported                           $(7,369)   $(5,211)
Net loss - pro forma                              (7,845)    (5,742)
Net loss per share - as reported                   (1.13)     (1.05)
Net loss per share - pro forma                     (1.20)     (1.15)

The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures in future years.

Stock Purchase Plan

Effective February 1994, the Company established an employee stock purchase plan under which the employees may purchase common stock at 85% of the lower of the share price at the beginning or end of a designated period. In November 1996, the amount of shares reserved for issuance under the plan was increased by 50,000 to 100,000. Under the plan, 37,822 shares remain available for issuance at June 30, 1997.

NOTE 4. INCOME TAXES

The Company uses the liability method to account for income taxes as required by SFAS 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that will be in effect when the differences are expected to reverse.

Significant components of the Company's deferred tax assets are as follows at June 30, 1997 and 1996 (in thousands):

                                                        1997            1996
                                                     --------------------------
Net operating loss carryforward                      $    9,210      $   6,500
Research and development carryforward                       900            700
Capitalized research and development                        700            450
                                                     --------------------------
Gross deferred tax assets                                10,810          7,650
Valuation allowance                                     (10,810)        (7,650)
                                                     --------------------------
Net deferred tax assets                              $       --      $      --
                                                     ==========================

The valuation allowance increased by $3,160,000 and $2,010,000 in fiscal years 1997 and 1996, respectively.

At June 30, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $25,000,000 and $8,000,000 respectively, which expire in calendar years 1997 through 2011. The Company has federal tax credit carryforwards of approximately $600,000 which expire in calendar years 2006 through 2011.

During the years ended June 30, 1991 and 1994, the Company experienced a "change in ownership" as defined by Section 382 of the Internal Revenue Code. As a result, utilization of the Company's net operating loss and credit carryforwards incurred prior to the "change in ownership" may be subject to annual limitation. If additional "change in ownership" should occur, the availability of the Company's net operating loss and credit carryforwards incurred subsequent to the 1994 "change in ownership" may also be subject to an annual limitation.

NOTE 5. POSSIBLE ENFORCEMENT PROCEEDINGS

In late January 1996, two executive officers of the Company purchased an aggregate of 1,600 shares of the Company's common stock prior to the Company's proposed public offering of common stock. After these officers informed the Company's outside legal counsel of such purchases, such counsel advised that such purchases constituted a violation of Rule 10b-6 under the Securities and Exchange Act of 1934, as amended. The SEC instituted a voluntary informal inquiry into this matter and may seek enforcement action against the officers who made the purchases, both of whom have since left the employ of the Company. The SEC has indicated that it has no present intention to seek enforcement action against the Company. Any action taken by the SEC with respect to the matter may have a material adverse effect on the Company's financial position and results of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name                          Position
---------------------------------------------------------------------------
Paul E. Freiman               President and CEO and Director
Ronald Goldblum, M.D.         Vice President, Medical Affairs
Jian L. Johnson               Vice President, Regulatory Affairs
Shawn K. Johnson              Director of Finance
Behzad Khosrovi, Ph.D.        Vice President, Pharmaceuticals Development
Calvert Yee                   Vice President, Operations and Administration
Abraham E. Cohen              Chairman of the Board of Directors
Enoch Callaway                Director
Theodore L. Eliot, Jr.        Director
Abraham D. Sofaer             Director
John B. Stuppin               Director

PAUL E. FREIMAN, age 63, joined the Company as a director in April 1997, and was elected President and Chief Executive Officer in May 1997. He is the former chairman and chief executive officer of Syntex Corporation ("Syntex"), where he had a long and successful career and was instrumental in the sale of Syntex to Roche Holdings for $5.3 billion. He is credited with much of the marketing success of Syntex's lead product Naprosyn(R) and was responsible for moving the product to over-the-counter status, marketed by Procter & Gamble as Aleve(R). Mr. Freiman is currently serving on the board of Digital Gene Technologies, Inc., a private genomics company, and serves on the boards of Penwest Corp., LifeScience Economics, Inc., and several other biotechnology companies. He has been chairman of the Pharmaceutical Manufacturers Association of America (PhARMA) and has also chaired a number of key PhARMA committees. Mr. Freiman is also an advisor to Burrill & Co., a San Francisco merchant bank.

RONALD GOLDBLUM, M.D., age 54, has been Vice President, Medical Affairs since he joined the Company in January 1995. Before joining NTI, Dr. Goldblum was Director of Clinical Investigation at Syntex Laboratories where he supervised all Phase IIIB and Phase IV studies. Before joining Syntex Laboratories, he held various managerial positions as department head and department director at Syntex Research. Prior to joining Syntex, Dr. Goldblum practiced for twelve years as a rheumatologist in both hospital and private settings. Dr. Goldblum holds A.B. and M.D. degrees from Case Western Reserve University.

JIAN L. JOHNSON, age 60, joined the Company in October 1992 as Director of Clinical and Regulatory Affairs. In August 1995, Ms. Johnson was promoted to Vice President, Regulatory Affairs. Prior to joining NTI, she spent twenty years with the Upjohn Company. Three of those years were spent in the area of drug discovery followed by positions of increasing responsibility in clinical research and drug registration. Ms. Johnson has extensive experience in drug development strategy, design of clinical protocols, management of clinical trials, and preparation of regulatory submissions, including INDs and NDAs. Ms. Johnson holds a B.S. degree from National Taiwan University and a M.S. degree from the University of Minnesota.

SHAWN K. JOHNSON, age 30, joined the Company in July 1995 as Controller and was promoted to Director of Finance in January 1996. Prior to joining NTI, Mr. Johnson was a financial consultant from August 1992 until June 1995. From August 1989 to August 1992, Mr. Johnson was employed with Cognitive Systems, Inc., a software company, where he held various accounting positions, including Controller from April 1990 to August 1992. He holds a B.A. degree from the College of Wooster, a B.S. degree from City University, and a M.B.A. degree from the University of California at Berkeley.

BEHZAD KHOSROVI, Ph.D., age 53, has been Vice President, Pharmaceuticals Development since he joined the Company in January 1992. From July 1990 to December 1991, Dr. Khosrovi was a consultant to the pharmaceutical industry. Prior to July 1990, Dr. Khosrovi was employed 14 years with Cetus Corporation ("Cetus"), where he held various senior management positions, including Vice President, Development from 1985 until June 1990. At Cetus, Dr. Khosrovi was responsible for developing and managing Cetus' capability in manufacturing sciences. His responsibilities included process development, formulation design, product characterization and manufacture of products for clinical trials. Dr. Khosrovi holds an M.A. degree in Natural Sciences from the University of Cambridge in England and M.Sc. and Ph.D. degrees in Applied Microbiology from the University of Manchester's Institute of Science and Technology.

CALVERT YEE, age 45, has been Vice President, Operations and Administration of the Company since February 1991. Prior to joining NTI, Mr. Yee was employed for 15 years with Cetus Corporation, where he held both research and management positions, serving as Senior Director, Research and Development Administration and Operations from 1987 until September 1990. Mr. Yee holds a A.B. degree in bacteriology and a M.B.A. degree from the University of California at Berkeley.

ABRAHAM E. COHEN, age 61, has been a director of the Company since March 1993 and has been Chairman of the Board of Directors since August 1993. From 1982 to 1992, Mr. Cohen served as Senior Vice President of Merck & Co. ("Merck") and from 1977 to 1988 as President of the Merck Sharp & Dohme International Division ("MSDI"). While at Merck, he played a key role in the development of Merck's international business, initially in Asia, then in Europe and, subsequently, as President of MSDI, which manufactures and markets human health products outside the United States. Since his retirement from Merck and MSDI in January 1992, Mr. Cohen has been active as an international business consultant. He is a director of six public companies: Agouron Pharmaceuticals, Inc., Akzo Nobel N.V., Smith Barney, Teva Pharmaceutical Industries, Ltd., Vion Pharmaceuticals, Inc. and Vasomedical, Inc.

ENOCH CALLAWAY, M.D., age 73, is a founder of the Company and has served as a director of the Company since September 1987. Dr. Callaway previously served as Chairman of the Board of Directors of the Company from September 1987 to November 1990, as Co-Chairman of the Board from November 1990 until August 1993, as Vice President from September 1988 until August 1993 and as Secretary from September 1988 until September 1991. Dr. Callaway has been Emeritus Professor of Psychiatry at the University of California, San Francisco since 1986, where he also served as Director of Research at the Langley Porter Psychiatric Institute from 1959 to 1988. He holds A.B. and M.D. degrees from Columbia University.

THEODORE  L.  ELIOT,  Jr.,  age 69,  served as a director  of the  Company  from
September 1988 until April 1992 and as a Vice President from September 1988 until September 1991. He subsequently has served as a director of the Company since August 1992. Mr. Eliot retired from the United States Department of State in 1978 with the rank of Ambassador. He served as the Dean of the Fletcher School of Law and Diplomacy from 1979 to 1985 and as Secretary General for the United States of the Bilderberg Meetings from 1981 to October 1993. Mr. Eliot is a director of two other publicly held companies, Raytheon Company, Inc. and Fiberstars, Inc. Mr. Eliot holds B.A. and M.P.A. degrees from Harvard University.

ABRAHAM D. SOFAER, age 59, has served as a director of the Company since April 1997. Mr. Sofaer is the first George P. Shultz Distinguished Scholar & Senior Fellow at the Hoover Institution, Stanford University, appointed in 1994. From 1990 to 1994, Mr. Sofaer was a partner at the legal firm of Hughes, Hubbard and Reed in Washington, D.C., where he represented several major U.S. public companies. From 1985 to 1990, he served as the Legal Adviser to the United States Department of State, where he was principal negotiator on several key international disputes. From 1979 to 1985, he served as Federal Judge for the Southern District of New York. Mr. Sofaer is registered as a qualified arbitrator with the American Arbitration Association and is a member of the National Panel of the Center for Public Resolution of Disputes (CPR), the leading organization in the area of resolution of disputes outside litigation. He has mediated or is now mediating merger-acquisition arbitrations, commercial cases involving valuation of commercial technology, and major securities class action suits. Mr. Sofaer is on the International Advisory Board of Chugai Biopharmaceuticals, Inc. and is a director of Inventech, Inc. Mr. Sofaer holds a B.A. degree from Yeshiva College and a L.L.B. from New York University.

JOHN B. STUPPIN, age 64, is a founder of the Company and has been a director of the Company since September 1988 and was Treasurer from April 1991 to December 1993. From September 1987 until October 1990, Mr. Stuppin served as President of the Company, from November 1990 to August 1993, as Co-Chairman of the Board of Directors and, from October 1990 until September 1991, as Executive Vice President. He also served as the acting Chief Financial Officer of the Company from the Company's inception through December 1993. Mr. Stuppin is an investment banker and a venture capitalist. He has over 25 years experience in the start up and management of companies active in emerging technologies and has been the president of a manufacturing company. He is a director of Fiberstars, Inc. Mr. Stuppin holds a A.B. degree from Columbia College.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the section entitled Executive Compensation in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is hereby incorporated by reference to the
section  entitled   "Security   Ownership  of  Certain   Beneficial  Owners  and
Management" in the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements

    The following are incorporated herein by reference to the financial statements included under Part II:

    Report of Ernst & Young LLP, Independent Auditors

    Balance Sheets at June 30, 1997 and 1996

    Statements of Operations for each of the three years in the period ended June 30, 1997 and for the period from August 27, 1987 (inception) through June 30, 1997

    Statement of Stockholders' Equity for each of the three years in the period ended June 30, 1997 and for the period from August 27, 1987 (inception) through June 30, 1997

    Statement of Cash Flows for each of the three years in the period ended

    June 30, 1997 and for the period for August 27, 1987 (inception) through June 30, 1997

    Notes to Financial Statements

(b) Reports on Form 8-K

    None.

(c) Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit
Number    Description
------    -----------

  3.5*       Restated Certificate of Incorporation of Registrant.

  3.2*       Bylaws of Registrant.

  4.1*       Form of Common Stock Certificate.

  4.2*       Form of Warrant issued to Van Kasper & Co.

  4.3* Form of Warrant issued to Van Kasper & Co. and Gerard Klauer Mattison & Co., LLC.

  10.2*      1993 Stock Plan of Neurobiological Technologies, Inc.***

  10.4*      Form  of  Indemnity   Agreement  between  the  Registrant  and  its
             directors and officers.***

  10.5* Series B Preferred Stock Purchase and Exchange Agreement dated as of December 6, 1993.

  10.6* License Agreement between the Registrant and Research Corporation Technologies, Inc. dated May 30, 1990.**

  10.7* License Agreement among the Registrant, Dynorphin Partnership, Nancy M. Lee and Horace C. Loh dated April 1, 1989, as amended.**

  10.8* License Agreement between the Registrant and Immuno-Dynorphin Partnership dated October 1, 1990.**

  10.9* License Agreement between the Registrant and des-Tyr Dynorphin Partnership dated December 20, 1992.**

  10.10* License Agreement between the Registrant and DUZ Partnership dated December 20, 1992.**

  10.11* License Agreement between the Registrant and The Salk Institute for Biological Studies dated March 31, 1989, as amended.**

  10.12* License Agreement between the Registrant and the Regents of the University of California dated June 13, 1990, as amended.**

  10.13* Option Agreement between the Registrant and the Regents of the University of California dated December 1, 1992.**

  10.14* Lease dated August 22, 1994 between Registrant and Marina Westshore Partners, a California limited partnership.

  10.15* License Agreement between the Registrant and Childrens Hospital effective September 11, 1995, as amended on March 11, 1996.

  10.16****  Amended and restated  Neurobiological  Technologies,  Inc. Employee
             Stock Purchase Plan***

  23.1       Consent of Ernst & Young LLP, independent auditors.

  24.1       Power of Attorney.

  27         Financial  Data  Schecule  for the  period  ended  June  30,  1997.

_____________

* Previously filed as an exhibit to Issuers Registration Statement on Form SB-2 (Registration No. 33-74118-LA) and incorporated herein by reference.

** Confidential treatment has been granted with respect to certain portions of these agreements.

***   This exhibit is a management contract or compensatory plan or arrangement.

**** Previously filed as an exhibit to Issuer's Registration Statement on Form S-8 (Registration Number 333-18519) and incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  September 29, 1997                  /s/ Paul E. Freiman

Neurobiological Technologies, Inc.          President, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul E. Freiman his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

Signature                    Title                                  Date

 /s/ Paul E. Freiman         President, Chief Executive Officer
--------------------------   (Principal Executive Officer)          September 29, 1997
     Paul E. Freiman         and Director


/s/ Shawn K. Johnson         Director of Finance,                   September 29, 1997
--------------------------   Principal Accounting Officer
    Shawn K. Johnson

/s/ Abraham E. Cohen         Chairman of the Board                  September 29, 1997
--------------------------
    Abraham E. Cohen

/s/ Enoch Callaway           Director                               September 29, 1997
-------------------------
    Enoch Callaway

/s/ Theodore L. Eliot, Jr.   Director                               September 29, 1997
--------------------------
    Theodore L. Eliot, Jr.

/s/ Abraham D. Sofaer        Director                               September 29, 1997
--------------------------
    Abraham D. Sofaer

/s/ John B. Stuppin          Director                               September 29, 1997
--------------------------
    John B. Stuppin
