Form 10KSB/A
period 1997-06-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 1997-10-06
CIK 918112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-KSB/A1

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

                          Common stock $.001 Par Value

                                (Title of class)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained herein, and no disclosure will be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrants revenues for its most recent fiscal year were $407,307.

As of August 29, 1997, the Registrant had 6,540,314 shares of Common Stock, $.001 par value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was $22,073,560 based upon the last sale price of the Issuers Common Stock reported on the Nasdaq National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 10 through 12 of Part III incorporate by reference information from the Registrants Proxy Statement for the Annual Meeting of Shareholders to be held on November 4, 1997.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name                                     Position
--------------------------------------------------------------------------------
Paul E. Freiman                    President and CEO and Director
Ronald Goldblum, M.D.              Vice President, Medical Affairs
Jian L. Johnson                    Vice President, Regulatory Affairs
Shawn K. Johnson                   Director of Finance
Behzad Khosrovi, Ph.D.             Vice President, Pharmaceuticals Development
Calvert Yee                        Vice President, Operations and Administration
Abraham E. Cohen                   Chairman of the Board of Directors
Enoch Callaway                     Director
Theodore L. Eliot, Jr.             Director
Abraham D. Sofaer                  Director
John B. Stuppin                    Director

PAUL E. FREIMAN, age 63, joined the Company as a director in April 1997, and was elected President and Chief Executive Officer in May 1997. He is the former chairman and chief executive officer of Syntex Corporation, where he had a long and successful career and was instrumental in the sale of Syntex to Roche Holdings for $5.3 billion. He is credited with much of the marketing success of Syntexs lead product Naprosyn(R) and was responsible for moving the product to over-the-counter status, marketed by Procter & Gamble as Aleve(R). Mr. Freiman is currently serving on the board of Digital Gene Technologies, Inc., a private genomics company, and serves on the boards of Penwest Corp., LifeScience Economics, Inc., and several other biotechnology companies. He has been chairman of the Pharmaceutical Manufacturers Association of America (PhARMA) and has also chaired a number of key PhARMA committees. Mr. Freiman is also an advisor to Burrill & Co., a San Francisco merchant bank.

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

SHAWN K. JOHNSON, age 30, joined the Company in July 1995 as Controller and was promoted to Director of Finance in January 1996. Prior to joining NTI, Mr. Johnson was a financial consultant from August 1992 until June 1995. From August 1989 to August 1992, Mr. Johnson was employed with Cognitive Systems, Inc., a software company, where he held various accounting positions, including Controller from April 1990 to August 1992. He holds a B.A. degree from the College of Wooster, a B.S. degree from City University, and a M.B.A. degree from the University of California at Berkeley. Mr. Johnson has announced his intention to resign as Director of Finance.

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

JOHN B. STUPPIN, age 64, is a founder of the Company and has been a director of the Company since September 1988 and was Treasurer from April 1991 to December 1993. From September 1987 until October 1990, Mr. Stuppin served as President of the Company, from November 1990 to August 1993, as Co-Chairman of the Board of Directors and, from October 1990 until September 1991, as Executive Vice President. He also served as the acting Chief Financial Officer of the Company from the Company's inception through December 1993. Mr. Suppin is an investment banker and a venture capitalist. He has over 25 years experience in the start up and management of companies active in emerging technologies and has been the president of a manufacturing company. He is a director of Fiberstars, Inc. Mr. Stuppin holds a A.B. degree from Columbia College.

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

        10.11*    License   Agreement   between  the  Registrant  and  The  Salk
                  Institute for Biological Studies dated March 31, 1989, as amended.**

        10.12*    License  Agreement  between the  Registrant and the Regents of
                  the   University  of  California   dated  June  13,  1990,  as
                  amended.**

        10.13* Option Agreement between the Registrant and the Regents of the University of California dated December 1, 1992.**

        10.14* Lease dated August 22, 1994 between Registrant and Marina Westshore Partners, a California limited partnership.

        10.15*    License   Agreement   between  the  Registrant and  Children's
                  Hospital effective September 11, 1995, as amended on March 11, 1996.

        10.16**** Amended  and  Restated  Neurobiological   Technologies,   Inc.
                  Employee Stock Purchase Plan. ***

        23.1      Consent of Ernst & Young LLP, independent auditors.

        24.1*     Power of Attorney.

        27*       Financial Data Schedule for the period ended June 30, 1997.

--------------
*Previously filed as an exhibit to Issuer's Registration Statement on Form SB-2 (Registration No. 33-74118-LA) and incorporated herein by reference.

**Confidential treatment has been granted with respect to certain portions of these agreements.

***This exhibit is a management contract or compensatory plan or arrangement.

****Previously filed as an exhibit to Issuers Registration Statement on Form S-8 (Registration Number 333-18519) and incorporated herein by reference.