Form 10QSB
period 1997-09-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 1997-11-12
CIK 918112

FORM 10-QSB

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                         Commission file number 0-23280

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
        (exact name of small business issuer as specified in its charter)

          Delaware                                       94-3049219
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation  or organization)


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

       Common Stock, $.001 Par Value -6,540,314- shares outstanding as of
                               September 30, 1997

          Transitional Small Business Disclosure format Yes [ ] No [X]

                                      INDEX

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

         Condensed Balance Sheets -- September 30, 1997 and June 30, 1997

         Condensed Statements of Operations -- Three months ended September 30, 1997 and 1996; Period from August 27, 1987 (inception) through September 30, 1997

         Condensed Statements of Cash Flows -- Three months ended September 30, 1997 and 1996; Period from August 27, 1987 (inception) through September 30, 1997

         Notes to Condensed Financial Statements -- September 30, 1997



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

SIGNATURES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

                                                 NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                                    (A development stage company)

                                                      CONDENSED BALANCE SHEETS
                                                             (Unaudited)

                                                                                              September 30,                 June 30,
                                                                                                       1997                     1997
                                                                                              -------------            -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                   $  2,337,117            $  1,278,402
   Short-term investments                                                                              --                 2,559,911
   Prepaid expenses and other                                                                       114,077                 171,436
                                                                                               ------------            ------------

      Total current assets                                                                        2,451,194               4,009,749

Property and equipment, net                                                                         165,866                 197,355
                                                                                               ------------            ------------

                                                                                               $  2,617,060            $  4,207,104
                                                                                               ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                                       $    682,398            $    996,556

Stockholders' equity:
   Common  stock,  $.001 par  value, 25,000,000 shares
    authorized,  6,540,314 outstanding at September 30, 1997
    and June 30, 1997                                                                            29,382,471              29,382,471
   Deficit accumulated during development stage                                                 (27,447,809)            (26,171,923)
                                                                                               ------------            ------------

Total stockholders' equity                                                                        1,934,662               3,210,548
                                                                                               ------------            ------------

                                                                                               $  2,617,060            $  4,207,104
                                                                                               ============            ============

See accompanying notes.


                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)



                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                              Three months ended                         Period from
                                                                                 September 30,                       August 27, 1987
                                                                     -------------------------------------       (inception) through
                                                                         1997                     1996            September 30, 1997
                                                                     ------------             ------------       -------------------
REVENUES
   Interest income                                                   $     43,165             $    138,406             $  2,075,335
   Grant income                                                              --                       --                     49,900
                                                                     ------------             ------------             ------------
      Total revenue                                                        43,165                  138,406                2,125,235

EXPENSES

   Research and development                                               697,584                1,431,842               20,960,319
   General and administrative                                             621,467                  440,477                8,612,725
                                                                     ------------             ------------             ------------

      Total expenses                                                    1,319,051                1,872,319               29,573,044
                                                                     ------------             ------------             ------------

NET LOSS                                                             $ (1,275,886)            $ (1,733,913)            $(27,447,809)
                                                                     ============             ============             ============

NET LOSS PER SHARE                                                   $      (0.20)            $      (0.27)
                                                                     ============             ============

Shares used in net loss
   per share calculation                                                6,540,314                6,515,483
                                                                     ============             ============

See accompanying notes.


                                                 NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                                    (A development stage company)

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                                                  Three months ended                     Period from
                                                                                     September 30,                   August 27, 1987
                                                                           ----------------------------------    (inception) through
                                                                               1997                  1996         September 30, 1997
                                                                           ------------          ------------    -------------------
OPERATING ACTIVITIES:
Net loss                                                                   $ (1,275,886)         $ (1,733,913)         $(27,447,809)
Adjustments to reconcile net loss to net cash used
in operating activities:
   Depreciation and amortization                                                 31,489                32,632               499,501
   Issuance of common stock and warrants
     for license rights and services                                               --                    --                  99,275
   Changes in assets and liabilities:
     Prepaid expenses and other                                                  57,359               170,094              (114,077)
     Accounts payable and accrued expenses                                     (314,158)             (253,156)              682,398
                                                                           ------------          ------------          ------------

Net cash used in operating activities                                        (1,501,196)           (1,784,343)          (26,280,712)
                                                                           ------------          ------------          ------------


INVESTING ACTIVITIES:
Purchase of investments                                                            --                (930,854)          (33,839,678)
Sale of investments                                                           2,559,911             2,517,955            33,839,678
Purchases of property and equipment                                                --                  (4,518)             (382,305)
Additions to patents and licenses                                                  --                    --                (283,062)
                                                                           ------------          ------------          ------------
   Net cash (used in) provided by
    investing activities                                                      2,559,911             1,582,583              (665,367)


FINANCING ACTIVITIES:
Proceeds of short-term borrowings                                                  --                    --                 235,000
Issuance of common stock                                                           --                  10,331            22,056,114
Issuance of preferred stock                                                        --                    --               6,992,082
                                                                           ------------          ------------          ------------

   Net cash provided by financing activities                                       --                  10,331            29,283,196

Increase (decrease) in cash and
   cash equivalents                                                           1,058,715              (191,429)            2,337,117

Cash and equivalents at beginning of period                                   1,278,402             4,602,815                  --
                                                                           ============          ============          ============

Cash and equivalents at end of period                                      $  2,337,117          $  4,411,386          $  2,337,117
                                                                           ============          ============          ============

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
September 30, 1997

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1997.

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

         NTI currently has two product candidates in Phase II clinical trials. The Company is developing Memantine, an orally available NMDA receptor antagonist, which has potential as a neuroprotective agent for a broad range of neurodegenerative conditions. These conditions may include stroke, traumatic brain injury, neuropathic pain, dementia and Alzheimer's disease. The Company is also developing Xerecept(TM), a synthetic preparation of the human peptide Corticotropin-Releasing Factor, which the Company believes has novel anti-edema properties. Xerecept's potential to prevent swelling of brain tissue has been demonstrated in preclinical studies and pilot human clinical trials. Significant additional preclinical testing and clinical testing will be required prior to submission of any regulatory application for the commercial use of these products. There can be no assurance that future clinical trials will demonstrate an adequate level of safety or efficacy for commercialization.

         Since 1987 when NTI was founded, the Company has applied a majority of its resources to its research and development programs. The Company is a development stage company, has not received any revenue from the sale of products, and does not anticipate receiving revenue from the sale of products in the near future. The Company has incurred losses since its inception and expects to incur substantial, increasing losses due to ongoing and planned research and development efforts. As part of the strategic planning process, the Company has limited expenditures to only two drug candidates. The Company anticipates that it will be able to meet its capital and operational requirements through the quarterly period ending December 31, 1997.

RESULTS OF OPERATIONS

         The Company's research and development expenses decreased to approximately $698,000 in the three months ended September 30, 1997 from approximately $1,432,000 in the same period of the prior year. The decrease was primarily due to the Company narrowing clinical focus to the development of two product candidates. General and administrative expenses increased to approximately $621,000 in the three months ended September 30, 1997 from $440,000 in the three months ended September 30, 1996. The increase was primarily due to increased legal expenses and an increase in expenditures related to the retention of an investor relations firm and other activities relating to seeking financing and corporate partnerships in the three months ended September 30, 1997 as compared to the same period of the prior year. Interest income decreased to $43,000 in the three months ended September 30, 1997 from $138,000 in the same period of the prior year primarily due to lower average cash balances.


LIQUIDITY AND CAPITAL RESOURCES

         The Company expects its cash requirements to increase significantly in future periods. Future cash requirements will depend on numerous factors, including: the in-licensing of potential drug candidates; the progress on development programs; the time and costs involved in seeking to obtain regulatory approval; the ability of the Company to establish collaborative arrangements; product commercialization activities; and the acquisition of manufacturing or laboratory facilities. As part of the strategic planning process, the Company has limited expenditures to only two drug candidates.

         From inception through September 30, 1997, the Company has raised a total of $29.4 million in net proceeds from the sale of common and preferred stock.

         The Company's cash requirements over the last six months have averaged $525,000 per month. The Company will need to raise substantial additional capital to fund subsequent operations. The Company believes that its available cash and cash equivalents of $2.3 million as of September 30, 1997 are adequate to fund its operations through the quarterly period ending December 31, 1997. The Company intends to seek such funding through public or private financings, arrangements with corporate partners, or from other sources. However there can be no assurance that funding will be available on favorable terms from any of these sources, if at all. If such funding is unavailable, the Company will be required to consider the license or sale of certain of its assets and technology, delay or curtailment of its development programs, and reductions in workforce and other restructuring alternatives, including discontinuing operations or liquidation.

RISKS ASSOCIATED WITH PRODUCT DEVELOPMENT

         Except for the historical information contained herein, this report contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below. The forward looking statements in this report speak only as of the date of this report. The Company disclaims, however, any intent or obligation to update these forward looking statements.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

         The Company anticipates that it will be able to meet its capital and operational requirements through the quarterly period ending December 31, 1997. The Company will require substantial additional funds to conduct the research and development and preclinical and clinical testing of its potential products and to market any products that may be developed. Although the Company currently plans to contract with third parties to manufacture clinical and commercial scale quantities of its potential products, to the extent the Company subsequently determines to establish its own manufacturing facilities, the Company will require substantial additional capital. The Company's capital requirements depend on numerous factors, including the progress of its research, preclinical development and clinical development programs, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative relationships, the development of commercialization activities and arrangements and the purchase of additional capital equipment. Thereafter, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. There can be no assurance that additional financing will be available from any of these sources, or, if available, that it will be available on acceptable terms. The Company may seek to raise additional funds whenever market conditions so permit. If additional funds are raised by issuing equity securities, further significant dilution to existing shareholders may result. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate one or more of its research, discovery, or development projects or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

GOING CONCERN DISCLOSURE AND REPORT OF INDEPENDENT AUDITORS

         The report of the Company's independent auditors with respect to the Company's financial statements included in Form 10-KSB for the year ended June 30, 1997 includes a "going concern" modification, indicating that the Company's recurring losses and deficits in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern. Additionally, such reports state that the financial statements do not include any adjustments that may result from the outcome of this uncertainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Condensed Financial Statements."

POSSIBLE DELISTING OF STOCK

         As of June 30, 1997, the Company failed to satisfy the continued listing requirements of the Nasdaq National Market. If the Company were to be delisted from the Nasdaq National Market, it could adversely affect the trading volume and price volatility of the Company's common stock.

EARLY STAGE OF DEVELOPMENT, TECHNOLOGICAL UNCERTAINTY

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

DEPENDENCE OF THIRD PARTIES

         The Company has only limited internal resources and thus the Company has relied and will continue to rely heavily on others for research, development, manufacture and commercialization of its potential products. The Company has entered into various arrangements (many of which are non-exclusive) with consultants, academic collaborators, licensors, licensees, contractors and others, and it is dependent upon the level of commitment and subsequent success of these outside parties in performing their responsibilities. Certain of these agreements place responsibility for preclinical testing and human clinical trials and for preparing and submitting submissions for regulatory approval for potential products on the collaborator, licenser or contractor. Should such collaborator, licenser or contractor fail to perform, the Company's business may be adversely affected.

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

MANUFACTURING LIMITATIONS

         The Company currently does not have its own manufacturing facilities to manufacture products under the current Good Manufacturing Practices (cGMP) requirements prescribed by the FDA. The Company has established arrangements with contract manufacturers to supply potential products for clinical trials and intends to establish similar arrangements for the manufacture, packaging, labeling and distribution of products, if approved for marketing. If the Company's contractors are unable to supply sufficient quantities of product candidates manufactured in accordance with cGMP on acceptable terms, the Company's human clinical testing schedule would be delayed. If the Company should encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its products, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers that the Company may use must adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products would be adversely affected. The Company's dependence on third parties for the manufacture of products may adversely affect the Company's results of operations and its ability to develop and deliver products on a timely and competitive basis.

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

VOLATILITY OF STOCK PRICE; LIMITED MARKET CAPITALIZATION

         The market price of the Company common stock, like that of the common stock of many other biotechnology companies, has been and is likely to continue to be, highly volatile. Factors such as the results of preclinical studies and clinical trials by the Company, or its competitors, other evidence of the safety or efficacy of products of the Company or its competitors, announcements of technological innovations or new therapeutic products by the Company or its competitors, government regulation, health care legislation, developments in patent or other proprietary rights of the Company or its competitors including litigation, fluctuations in the Company's operating results, and market conditions for life sciences stocks in general could have a significant adverse impact on the future price of the common stock. In addition, the average daily trading volume of the Company's common stock since public trading of the common stock commenced has been relatively low compared to that of other biopharmaceutical companies. To the extent this trading pattern continues, the price of the common stock may fluctuate significantly as a result of changes in demand for such shares and sales of stock by stockholders.

POSSIBLE ENFORCEMENT PROCEEDINGS

In late January 1996, two executive officers of the Company purchased an aggregate of 1,600 shares of the Company's common stock prior to the Company's proposed public offering of common stock. After these officers informed the Company's outside legal counsel of such purchases, such counsel advised that such purchases constituted a violation of Rule 10b-6 under the Securities and Exchange Act of 1934, as amended. The SEC instituted a voluntary informal inquiry into this matter and may seek enforcement action against the officers who made the purchases, both of whom have since left the employ of the Company. The SEC has indicated that it has no present intention to seek enforcement action against the Company. Any actions taken by the SEC with respect to the matter may have a material adverse effect on the Company's financial position and results of operations.

Note: Except for the historical information contained herein, the matters discussed in this quarterly report are forward looking statements that involve risks and uncertainties, including the ability to raise capital, properly design, implement, and complete planned trials, meet regulatory requirements, demonstrate safety and efficacy for product candidates, manage third party contractors, and avoid infringement of third party proprietary rights, as well as other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Actual results may differ materially from those projected. These forward looking statements represent the Company's judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update these forward looking statements.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27: Financial Data Schedule for the period ended September 30, 1997.

Reports: The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: November 1, 1997             /s/ Paul E. Freiman
                                    --------------------------------------------
                                    Paul E. Freiman
                                    President, Chief Executive Officer
                                    (Principal Executive and Accounting Officer)
                                    and Director