Form 10QSB
period 1997-12-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 1998-02-17
CIK 918112

FORM 10-QSB

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

         Common Stock, $.001 Par Value -6,543,289- shares outstanding as of December 31, 1997

         Transitional Small Business Disclosure format    Yes [  ] No [X]

                                      INDEX

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

         Condensed Balance Sheets -- December 31, 1997 and June 30, 1997

         Condensed Statements of Operations -- Three and six months ended December 31, 1997 and 1996; Period from August 27, 1987 (inception) through December 31, 1997

         Condensed Statements of Cash Flows -- Six months ended December 31, 1997 and 1996; Period from August 27, 1987 (inception) through December 31, 1997

         Notes to Condensed Financial Statements -- December 31, 1997



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                   December 31,      June 30,
                                                       1997            1997
                                                   ------------    ------------
ASSETS

Current assets:
   Cash and cash equivalents                       $  1,379,674    $  1,278,402
   Short-term investments                                  --         2,559,911
   Prepaid expenses and other                            82,254         171,436
                                                   ------------    ------------

      Total current assets                            1,461,928       4,009,749

Property and equipment, net                             139,435         197,355
                                                   ------------    ------------

                                                   $  1,601,363    $  4,207,104
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses           $    864,228    $    996,556

Stockholders' equity:
   Common  stock,  $.001 par  value,
    25,000,000    shares  authorized,
    6,543,289 outstanding at December 31, 1997
    and 6,540,314 at June 30, 1997                   29,384,672      29,382,471
   Deficit accumulated during development stage     (28,647,537)    (26,171,923)
                                                   ------------    ------------

Total stockholders' equity                              737,135       3,210,548
                                                   ------------    ------------

                                                   $  1,601,363    $  4,207,104
                                                   ============    ============
See accompanying notes

                                              NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                                (A development stage company)

                                              CONDENSED STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                                                                          Period from
                              Three months ended December 31,   Six months ended December 31,         August 27, 1987
                              -------------------------------- --------------------------------   (inception) through
                                  1997            1996            1997            1996              December 31, 1997
                              ------------    ------------    ------------    ------------         ------------------
REVENUES

   Interest income            $     24,109    $    113,379    $     67,274    $    251,785              $  2,099,444
   Grant income                       --              --              --              --                      49,990
                              ------------    ------------    ------------    ------------              ------------

      Total revenue                 24,109         113,379          67,274         251,785                 2,149,344


EXPENSES

   Research and development        448,313       1,318,118       1,145,897       2,749,960                21,408,632
   General and administrative      775,524         595,944       1,396,991       1,036,421                 9,388,249
                              ------------    ------------    ------------    ------------              ------------

      Total expenses             1,223,837       1,914,062       2,542,888       3,786,381                30,796,881
                              ------------    ------------    ------------    ------------              ------------


NET LOSS                      $ (1,199,728)   $ (1,800,683)   $ (2,475,614)   $ (3,534,596)             $(28,647,537)
                              ============    ============    ============    ============              ============

BASIC & DILUTED NET LOSS
    PER SHARE                 $      (0.18)   $      (0.28)   $      (0.38)   $      (0.54)
                              ============    ============    ============    ============
Shares used in basic &
   diluted net loss per share
   calculation                   6,541,306       6,524,820       6,540,810       6,520,152
                              ============    ============    ============    ============

See accompanying notes.

                                   NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                     (A development stage company)

                                   CONDENSED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                           Six months ended                Period from
                                                              December 31,             August 27, 1987
                                                     ----------------------------  (inception) through
                                                       1997              1996        December 31, 1997
                                                     ------------    ------------         ------------
OPERATING ACTIVITIES:

Net loss                                             $ (2,475,614)   $ (3,534,596)        $(28,647,537)

Adjustments to reconcile net loss to net cash used
in operating activities:
   Depreciation and amortization                           57,920          65,750              525,932
   Issuance of common stock and warrants
     for license rights and services                         --              --                 99,275
   Changes in assets and liabilities:
     Prepaid expenses and other                            89,182         166,021              (82,254)
     Accounts payable and accrued expenses               (132,328)       (358,108)             864,228
                                                     ------------    ------------         ------------
Net cash used in operating activities                  (2,460,840)     (3,660,933)         (27,240,356)

INVESTING ACTIVITIES:

Purchase of investments                                      --          (978,643)         (33,839,678)
Sale of investments                                     2,559,911       3,535,285           33,839,678
Purchases of property and equipment                          --            (4,142)            (382,305)
Additions to patents and licenses                            --              --               (283,062)
                                                     ------------    ------------         ------------
   Net cash (used in) provided by
    investing activities                                2,559,911       2,552,500             (665,367)

FINANCING ACTIVITIES:

Proceeds of short-term borrowings                            --              --                235,000
Issuance of common stock                                    2,201          43,139           22,058,315
Issuance of preferred stock                                  --              --              6,992,082
                                                     ------------    ------------         ------------
   Net cash provided by financing activities                2,201          43,139           29,285,397

Increase (decrease) in cash and
   cash equivalents                                       101,272      (1,065,294)           1,379,674


Cash and equivalents at beginning of period             1,278,402       4,602,815                 --
                                                     ------------    ------------         ------------

Cash and equivalents at end of period                $  1,379,674    $  3,537,521         $  1,379,674
                                                     ============    ============         ============

See accompanying notes

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS  (Unaudited)
December 31, 1997

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1997.

BASIC AND DILUTED NET LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which has been adopted by the Company. Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, which would be included using the dilutive method are excluded from the computation because their effect is antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), and Statement No. 131, "Disclosure about Segments of an Enterprise and Relate Information" ("FAS 131"). The Company is required to adopt these statements in fiscal year 1999. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

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

         NTI currently has two product candidates in Phase II clinical trials. The Company is developing Memantine, an orally available NMDA receptor antagonist, which has potential as a neuroprotective agent for a broad range of neurodegenerative conditions. These conditions may include stroke, traumatic brain injury, neuropathic pain, dementia and Alzheimer's disease. During the second quarter, the Company completed a controlled human clinical trial of Memantine in patients with neuropathic pain due to diabetes or post-herpetic neuralgia (a complication of shingles). Subsequent to the quarter's end, NTI completed preliminary analysis of the trial results. Although reduction in pain symptoms was not seen in post-herpetic patients, Memantine subjects with painful diabetic neuropathy experienced greater pain relief and reduction of pain intensity compared to the placebo comparator. This positive data supports further clinical development of Memantine in diabetic patients with neuropathy. It confirms the Company's belief that Memantine is well-suited to treat this chronic pain because of its favorable side effect profile and oral availability. Memantine is also currently being evaluated as a treatment for dementia and neuropathic pain symptoms in AIDS patients in a Phase II human clinical trial funded by the National Institutes of Health. NTI is supplying the drug for the trial and will have the right to use the resulting data to further the commercial development of Memantine.

         The Company is also developing Xerecept(TM), a synthetic preparation of the human peptide Corticotropin-Releasing Factor (CRF), as a treatment for cerebral edema. Peritumoral brain edema is the initial therapeutic target. The Company believes Xerecept has the potential to significantly improve the quality of life for brain cancer patients with brain swelling. Results from preclinical studies and pilot human clinical trials previously sponsored by the Company have demonstrated the compound's potential to prevent swelling of brain tissue while being well tolerated and also appearing to be safe. During the second quarter, NTI began to enroll patients in a Phase II clinical trial to evaluate Xerecept's ability to control neurological symptoms caused by peritumoral brain edema. The patients will be randomized to receive Xerecept or synthetic corticosteroids, the standard treatment for this condition. The Company believes that Xerecept may prove a safer treatment than synthetic corticosteroids, which are associated with serious adverse side effects.

         Significant additional preclinical testing and clinical testing will be required prior to submission of any regulatory application for the commercial use of these products. There can be no assurance that future clinical trials will demonstrate an adequate level of safety or efficacy for commercialization.

         Since 1987 when NTI was founded, the Company has applied a majority of its resources to its research and development programs. The Company is a development stage company, has not received any revenue from the sale of products, and does not anticipate receiving revenue from the sale of products in the near future. The Company has incurred losses since its inception and expects to incur substantial, increasing losses due to ongoing and planned research and development efforts. As part of the strategic planning process, the Company has limited expenditures to only two drug candidates. The Company anticipates that it will be able to meet its capital and operational requirements only until March 1998.

IMPACT OF YEAR 2000 ISSUE

         The Company has completed an assessment of its computer systems and believes that such systems will function properly with respect to dates in the year 2000 and thereafter.

         The Company is assessing the possible effects on the Company's operations of the year 2000 readiness of key subcontractors; however the potential impact and related costs are not known at this time

RESULTS OF OPERATIONS

         The Company's research and development expenses decreased to approximately $448,000 in the three months ended December 31, 1997 from approximately $1,318,000 in the same period of the prior year. The decrease was primarily due to the Company's narrowing its clinical focus to the development of two product candidates. General and administrative expenses increased to approximately $776,000 in the three months ended December 31, 1997 from $596,000 in the three months ended December 31, 1996. The increase was primarily due to professional services related to seeking financing and corporate partnerships in the three months ended December 31, 1997 as compared to the same period of the prior year. Interest income decreased to $24,000 in the three months ended December 31, 1997 from $113,000 in the same period of the prior year due to lower average cash balances.

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

         From inception through December 31, 1997, the Company has raised a total of $29.4 million in net proceeds from the sale of common and preferred stock.

         The Company believes that its available cash and cash equivalents of $1.4 million as of December 31, 1997 are adequate to fund its operations only into March 1998. The Company will need to raise substantial additional capital to fund subsequent operations. The Company will need to obtain funding through public or private financings, arrangements with corporate partners, or from other sources in order to continue operations beyond March 1998. However there can be no assurance that funding will be available on favorable terms from any of these sources, if at all. If such funding is unavailable, the Company will be required to consider the license or sale of certain of its assets and technology, delay or curtailment of its development programs, and reductions in workforce and other restructuring alternatives, including discontinuing operations or liquidation.

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

DELISTING OF STOCK

         The Company's common stock was delisted from The Nasdaq Stock Market effective the close of business February 3, 1998 because the Company failed to meet the financial conditions necessary to remain listed. The delisting could adversely affect the trading volume and price volatility of the Company's stock. NTI's common stock is now quoted on the OTC-Bulletin Board(R) under the symbol NTII.

EARLY STAGE OF DEVELOPMENT; TECHNOLOGICAL UNCERTAINTY

         NTI is at an early stage of development and currently has no marketed products. All of the Company's potential products are in research, preclinical development or clinical development, and no revenues have been generated from product sales. To date, most of the Company's resources have been dedicated to the research and development of selected candidate pharmaceutical products, and there can be no assurance that the Company will be able to develop a candidate product that will receive required regulatory approvals or be successfully commercialized. The Company is currently evaluating two potential products in early stage clinical trials. Results attained in preclinical studies and in such early stage clinical trials are not necessarily indicative of results that will be obtained upon further human clinical testing. Although the recently completed trials of

Memantine indicated effectiveness in relieving diabetic neuropathy pain, larger clinical trials will be required. There can be no assurance that the Company will be able to raise the capital to conduct these trials or, if the trials are conducted, that they will be successful in confirming Memantine's efficacy.

         The Company's potential products are subject to the risks of failure inherent in the development of products based on new technologies. These risks include the possibilities that any or all of the potential products will be found to be unsafe, ineffective or toxic, or otherwise fail to receive necessary regulatory clearances; that the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market; that proprietary rights of third parties will preclude the Company from marketing products; or that third parties market or will market superior or equivalent products. There can be no assurance that the Company's development activities will result in any commercially viable products. The Company does not expect to be able to commercialize any products for several years, if at all.

DEPENDENCE OF THIRD PARTIES

         The Company has only limited internal resources and thus the Company has relied and will continue to rely heavily on others for research, development, manufacturing and commercialization of its potential products. The Company has entered into various arrangements (many of which are non-exclusive) with consultants, academic collaborators, licensors, licensees, contractors and others, and it is dependent upon the level of commitment and subsequent success of these outside parties in performing their responsibilities. Certain of these agreements place responsibility for preclinical testing and human clinical trials and for preparing and submitting submissions for regulatory approval for potential products on the collaborator, licensor or contractor. Should such collaborator, licensor or contractor fail to perform, the Company's business may be adversely affected.

         The Company has entered into certain agreements and licenses with third parties, a number of which require the Company to pay royalties and make other payments. The Company's limited cash may make it difficult or impossible for the Company to meet its payment obligations under these agreements. Failure to make such payments could cause the Company to lose its rights to technologies or data under these agreements.

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

GOVERNMENT REGULATION AND PRODUCT APPROVAL

         The FDA and state and local agencies, and comparable agencies and entities in foreign countries impose substantial requirements on the manufacturing and marketing of human therapeutics through lengthy and detailed laboratory, preclinical animal studies and clinical testing procedures, sampling activities and other costly and time consuming procedures. Satisfaction of these requirements typically takes many years and varies substantially based on the type, complexity, and novelty of the drug. The effect of government regulation may be to delay for a considerable period of time or prevent the marketing of any product that the Company may develop and/or to impose costly procedures upon the Company's activities, the result of which may be to furnish an advantage to its competitors. There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis or at all. Any such delay in obtaining or failure to obtain such approvals would adversely affect the marketing of the Company's proposed products and its ability to earn product revenues or royalties. In addition, success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. As with any regulated product, additional government regulations may be promulgated which could delay or cause the withdrawal of regulatory approval of the Company's potential products. Adverse government regulation which might arise from future legislation or administrative action cannot be predicted.

UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS

         The Company's success will depend, in large part, on its ability to obtain or license patents, protect trade secrets and operate without infringing upon the proprietary rights of others. The Company's current cash situation may make it difficult for the Company to protect its patent position by filing patent applications or pursuing or defending infringement claims. Furthermore, there can be no assurance that any of the patent applications licensed to the Company will be approved, that the Company will develop proprietary products that are patentable, that any issued patents licensed to the Company will provide the Company with adequate protection for its inventions or will not be challenged by others, or that the patents of others will not impair the ability of the Company to do business.

         The patent position of biotechnology firms generally is highly uncertain, involving complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the United States Patent and Trademark Office regarding the breadths of claims allowed or the degree of protection afforded under biotechnology patents. Finally, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's potential products, or design around any potential patented products of the Company. As a result, that can be no assurance that patent applications relating to the Company's potential products or processes will result in patents being issued, or that patents, if issued, will provide protection against competitors who successfully challenge the Company's patent, obtain patents that may have adverse effect on the Company's ability to conduct business, or be able to circumvent the Company's patent position. In view of the time delay in patent approval and the secrecy afforded United States patent applications, the Company does not know if other applications that would have priority over the Company's applications have been filed.

MANUFACTURING LIMITATIONS

         The Company's potential products will need to be manufactured under the current Good Manufacturing Practices (cGMP) requirements prescribed by the FDA. The Company currently does not have its own manufacturing facilities. The Company has established arrangements with contract manufacturers to supply potential products for clinical trails and intends to establish similar arrangements for the manufacture, packaging, labeling and distribution of products, if approved for marketing. If the Company's contractors are unable to supply sufficient quantities of product candidates manufactured in accordance with cGMP on acceptable terms, the Company's human clinical testing schedule would be delayed. If the Company should encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its products, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers that the Company may use must adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products would be adversely affected. The Company's dependence on third parties for the manufacture of products may adversely affect the Company's results of operations and its ability to develop and deliver products on a timely and competitive basis.

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

DEPENDENCE ON QUALIFIED PERSONNEL AND ADVISORS

         The Company is highly dependent upon its scientific and management staff and on consultants and advisors, the loss of whose services might significantly delay the achievement of planned development objectives. In addition, the Company is dependent on collaborators at research institutions. Recruiting and retaining qualified personnel, collaborators, advisors and consultants will be critical to the Company's success. There is intense
competition  for  such  qualified   personnel  in  the  area  of  the  Company's
activities, and there can be no assurance that the Company will be able to continue to attract and retain the personnel necessary for the development of the Company's business, especially given the Company's current cash situation. Until it can raise substantial additional capital, the Company will not be able to add the expertise required to develop its potential products in clinical trial management, regulatory affairs, manufacturing, and marketing. The inability to acquire such services or to develop such expertise could have a material adverse effect on the Company's operations.

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

Note: Except for the historical information contained herein, the matters discussed in this quarterly report are forward looking statements that involve risks and uncertainties, including the risks set forth above, as well as other risks detailed from time to time in the Company's filings with the Securities And Exchange Commission. Actual results may differ materially from those projected. These forward looking statements represent the Company's judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update these forward looking statements.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 4, 1997, the Company held its Annual Meeting of Stockholders. The following matters were voted on at the Annual Meeting of Stockholders.

(1) The following six directors were elected:

                                    Votes For                Withheld
                                    ---------                --------
Paul E. Freiman                     5,656,356                 44,663
Abraham E. Cohen                    5,660,906                 40,113
Enoch Callaway, M.D.                5,660,906                 40,113
Theodore L. Eliot, Jr.              5,658,906                 42,113
Abraham D. Sofaer                   5,658,906                 42,113
John B. Stuppin                     5,655,920                 45,099

(2) The amendment and restatement of the 1993 Stock Plan of Neurobiological Technologies, Inc. was ratified: For 2,667,834; Against 198,022; Abstain 45,415.

(3) The selection of Ernst & Young LLP as the independent auditors of the Company for the current year was ratified: For 5,671,760; Against 12,200; Abstain 17,059.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports: The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

Exhibit 27: Financial Data Schedule for the period ended December 31, 1997.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: February 12, 1998            /s/ Paul E. Freiman
                                    --------------------------------------------
                                    Paul E. Freiman
                                    President, Chief Executive Officer
                                    (Principal Executive and Accounting
                                    Officer) and Director