Form 10QSB
period 1998-03-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 1998-05-13
CIK 918112

FORM 10-QSB

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

       Common Stock, $.001 Par Value -7,353,699- shares outstanding as of
                                 March 31, 1998

         Transitional Small Business Disclosure format    Yes [  ] No [X]

                                      INDEX

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         Condensed Balance Sheets - - March 31, 1998 and June 30, 1997

         Condensed  Statements  of  Operations  - - Three and nine months  ended
         March 31, 1998 and 1997; Period from August 27, 1987 (inception) through March 31, 1998

         Condensed Statements of Cash Flows - - Nine months ended March 31, 1998 and 1997; Period from August 27, 1987 (inception) through March 31, 1998

         Notes to Condensed Financial Statements - - March 31, 1998


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


SIGNATURES

                                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

                                        NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                           (A development stage company)

                                             CONDENSED BALANCE SHEETS
                                                    (Unaudited)
                                                                              March 31,                 June 30,
                                                                                   1998                     1997
                                                                           -------------          ---------------
ASSETS

Current assets:
   Cash and cash equivalents                                               $    733,775           $  1,278,402
   Short-term investments                                                          --                2,559,911
   Prepaid expenses and other                                                    95,148                171,436
                                                                           ------------           ------------

      Total current assets                                                      828,923              4,009,749

Property and equipment, net                                                     121,250                197,355
                                                                           ------------           ------------

                                                                           $    950,173           $  4,207,104
                                                                           ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                   $    639,321           $    996,556

Stockholders' equity:
   Common  stock,  $.001 par value, 25,000,000 shares authorized,
    7,353,699 outstanding at March 31, 1998 and
    6,540,314 at June 30, 1997                                               29,885,398             29,382,471
   Deficit accumulated during development stage                             (29,574,546)           (26,171,923)
                                                                           ------------           ------------

Total stockholders' equity                                                      310,852              3,210,548
                                                                           ------------           ------------

                                                                           $    950,173           $  4,207,104
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

                                        NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                           (A development stage company)


                                        CONDENSED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                                                                      Period from
                                        Three months ended             Nine months ended          August 27, 1987
                                             March 31,                      March 31,                  (inception)
                                 ---------------------------------------------------------------          through
                                        1998             1997             1998             1997    March 31, 1998
                                 ---------------------------------------------------------------------------------
REVENUES

   Interest income               $     10,384     $     89,056     $     77,658     $    340,841     $  2,109,828
   Grant income                          --               --               --               --             49,900
                                 ------------     ------------     ------------     ------------     ------------

      Total revenue                    10,384           89,056           77,658          340,841        2,159,728


EXPENSES

   Research and development           433,121        1,272,211        1,579,018        4,022,171       21,841,753
   General and administrative         504,272          533,234        1,901,263        1,569,655        9,892,521
                                 ------------     ------------     ------------     ------------     ------------

      Total expenses                  937,393        1,805,445        3,480,281        5,591,826       31,734,274
                                 ------------     ------------     ------------     ------------     ------------

NET LOSS                         $   (927,009)    $ (1,716,389)    $ (3,402,623)    $ (5,250,985)    $(29,574,546)
                                 ============     ============     ============     ============     ============

BASIC & DILUTED NET LOSS
    PER SHARE
                                 $      (0.14)    $      (0.26)    $      (0.51)    $      (0.80)
                                 ============     ============     ============     ============

Shares used in basic &
    diluted net loss per share
    calculation                     6,813,426        6,533,495        6,633,335        6,524,600
                                 ============     ============     ============     ============

See accompanying notes.

                                        NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                           (A development stage company)

                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                Nine months ended                  Period from
                                                                     March 31,                 August 27, 1987
                                                       ----------------------------------  (inception) through
                                                              1998                1997          March 31, 1998
                                                       --------------------------------------------------------
OPERATING ACTIVITIES:

Net loss                                                 $ (3,402,623)       $ (5,250,985)       $(29,574,546)

Adjustments to reconcile net loss to net cash used
in operating activities:
   Depreciation and amortization                               76,105              99,701             544,117
   Issuance of common stock and warrants
     for license rights and services                             --                  --                99,275
   Changes in assets and liabilities:
     Prepaid expenses and other                                76,288              82,319             (95,148)
     Accounts payable and accrued expenses                   (357,235)           (222,930)            639,321
                                                         ------------        ------------        ------------

Net cash used in operating activities                      (3,607,465)         (5,291,895)        (28,386,981)
                                                         ------------        ------------        ------------

INVESTING ACTIVITIES:

Purchase of investments                                          --            (1,441,150)        (33,839,678)
Sale of investments                                         2,559,911           4,558,465          33,839,678
Purchases of property and equipment                              --               (21,591)           (382,305)
Additions to patents and licenses                                --                  --              (283,062)
                                                          ------------        ------------        ------------
   Net cash (used in) provided by
    investing activities                                    2,559,911           3,095,724            (665,367)

FINANCING ACTIVITIES:

Proceeds of short-term borrowings                                --                  --               235,000
Issuance of common stock                                      502,927              43,139          22,559,041
Issuance of preferred stock                                      --                  --             6,992,082
                                                         ------------        ------------        ------------
   Net cash provided by financing activities                  502,927              43,139          29,786,123

Increase (decrease) in cash and
   cash equivalents                                          (544,627)         (2,153,032)            733,775

Cash and equivalents at beginning of period                 1,278,402           4,602,815                --
                                                         ------------        ------------        ------------

Cash and equivalents at end of period                    $    733,775        $  2,449,783        $    733,775
                                                         ============        ============        ============

See accompanying notes.

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS  (Unaudited)
March 31, 1998

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1997.

BASIC AND DILUTED NET LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which has been adopted by the Company. Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants, which would be included using the dilutive method, are excluded from the computation because their effect is antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt these statements in fiscal year 1999. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

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

         On April 16, 1998, NTI announced a strategic research and marketing alliance with Merz + Co. GmbH & Co. of Frankfurt, Germany and a new revenue sharing partnership with Children's Medical Center Corporation of Boston, Massachusetts, to further the development and commercialization of Memantine. This research collaboration and revenue sharing alliance is a significant milestone for NTI. Pursuant to this new collaboration, Children's Medical Center Corporation terminates its existing license to NTI for AIDS-related dementia and neuropathic pain and granted exclusive rights to Merz. In exchange, NTI received an up-front payment of $2.1 million from Merz. NTI and Children's Medical Center Corporation will share in future revenue from sales of Memantine for treatment of dementia, Alzheimer's and neuropathic pain, indications which Merz is developing. Merz has marketed Memantine in Germany since 1989 for various neurological disorders. Merz is also currently conducting a series of advanced clinical trials for dementia and Alzheimer's disease. Merz has completed a positive pivotal Phase III trial in dementia in Europe, has two Phase III trials in process and will institute a Phase III trial in the United States in the near future. Merz has developed extensive clinical and pre-clinical data which, in combination with NTI's clinical data, the companies believe will constitute a strong regulatory package.

         NTI is developing Memantine, an orally available compound which acts to modulate the N-methyl-D aspartate (NMDA) receptor in the central nervous system. Modulating the NMDA receptor may protect against neuronal injury associated with a number of neurodegenerative conditions including dementia, Alzheimer's disease, neuropathic pain, and AIDS. There are currently no approved neuroprotective treatments for any of the pathologies associated with NMDA-receptor overstimulation. The Company completed a controlled human clinical trial of Memantine in patients with neuropathic pain due to diabetes or post-herpetic neuralgia (a complication of shingles). The results of NTI's Phase IIA trial announced during the quarter indicated Memantine to be potentially effective in relieving diabetic neuropathic pain. Although reduction in pain symptoms was not seen in post-herpetic patients, the diabetic neuropathy patients taking Memantine showed significantly less nocturnal pain compared to the placebo group, as well as a trend for greater pain relief and less daytime pain. This positive data supports further clinical development of Memantine in diabetic patients with neuropathy. It confirms the Company's belief that Memantine is well-suited to treat this chronic pain because of its favorable side effect profile and oral availability. This trial data has been presented to potential corporate partners, and played an important role in securing NTI's partnership with Merz.

         By collaborating, instead of competing with Merz, NTI and Merz will help one another advance their respective clinical development programs for neuropathic pain and dementia by sharing their scientific information and commercial expertise, including preclinical and clinical trial data, and bring Memantine as rapidly as possible to patients in need.

         Memantine is also currently being evaluated as a treatment for AIDS related dementia patients in a Phase II human clinical trial funded by the National Institutes of Health ("NIH"). NTI is supplying the drug for the trial and will have the right to use the resulting data to further the commercial development of Memantine.

         In addition, NTI continues to develop Xerecept(TM), a synthetic preparation of the human peptide Corticotropin-Releasing Factor (CRF), as a treatment for brain swelling due to brain tumors (peritumoral brain edema). During the quarter, the Company announced the publication of clinical data from its open-label pilot Phase I/II trials of Xerecept in patients with peritumoral brain edema. The data was presented in the January 1998 issue of the peer-reviewed journal "Annals of Oncology". In these pilot trials, 10 of 15 patients treated with Xerecept experienced clinical improvement in neurological symptoms such as seizures, muscle weakness, loss of coordination, and double vision.

         During the quarter, NTI added two new clinical trial centers to its ongoing Phase II trial to evaluate Xerecept's ability to control neurological symptoms of brain swelling. The patients will be randomized to receive Xerecept or synthetic corticosteroids, the standard treatment for this condition. The Company believes that Xerecept may prove a safer treatment than synthetic corticosteroids, which are associated with serious adverse side effects including muscle wasting, osteoporosis, hyperglycemia, vision problems, and psychosis. Results from preclinical studies and pilot human clinical trials previously sponsored by the Company have demonstrated the compound's potential to prevent swelling of brain tissue while being well tolerated and also appearing to be safe, with the potential to significantly improve the quality of life for brain cancer patients with brain swelling.

         In September 1997, the Company filed an application for orphan drug designation of Xerecept as a treatment for peritumoral brain edema. Patients with this condition are in need of a safe alternative to corticosteroids, that result in serious adverse effects at the high, chronic doses required for efficacy. Subsequent to the quarter's end, the FDA, recognizing Xerecept's potential to treat this unmet medical need, approved the Company's application for orphan drug status.

         Significant additional preclinical testing and clinical testing will be required prior to submission of any regulatory application for the commercial use of these products. There can be no assurance that future clinical trials will demonstrate an adequate level of safety or efficacy for commercialization.

         Since 1987 when NTI was founded, the Company has applied a majority of its resources to its research and development programs. The Company is a development stage company and has not received any revenue from the sale of products. The Company has incurred losses since its inception and expects to incur substantial, increasing losses due to ongoing and planned research and development efforts. As part of the strategic planning process, the Company has limited current expenditure to only two drug candidates. The Company will need to obtain additional financing to continue operations beyond the first quarter of fiscal 1999.

IMPACT OF YEAR 2000 ISSUE

         The Company has completed an assessment of its computer systems and believes that such systems will function properly with respect to dates in the year 2000 and thereafter.

         The Company is assessing the possible effects on the Company's operations of the year 2000 readiness of key subcontractors; however the potential impact and related costs are not known at this time.

RESULTS OF OPERATIONS

         The Company's research and development expenses decreased to approximately $433,000 in the three months ended March 31, 1998 from approximately $1,272,000 in the same period of the prior year. The decrease was primarily due to the Company narrowing its clinical focus to the development of two product candidates. General and administrative expenses decreased to approximately $504,000 in the three months ended March 31, 1998 from $533,000 in the three months ended March 31, 1997. The decrease was due to a reduction in workforce in the three months ended March 31, 1998 as compared to the same period of the prior year. Interest income decreased to $10,000 in the three months ended March 31, 1998 compared to revenues of $89,000 in the same period of the prior year due to lower average cash balances.

         As part of the strategic planning process, the Company has limited expenditures to only two drug candidates and eliminated unnecessary programs. The Company reduced its workforce to 13 individuals, many of whom now work part time, as compared to 22 employees during the same quarter a year ago. Without damaging the Company's core expertise in clinical trial management, these workforce reductions improve the Company's efficiency.

LIQUIDITY AND CAPITAL RESOURCES

         The alliance with Merz is the first corporate partnership in NTI's history. It provides the Company with substantial resources to accelerate the clinical development of Memantine. Following up on the Company's completed Phase IIA trial of Memantine for neuropathic pain, the Company will initiate a Phase IIB trial exclusively in diabetic patients by the end of summer 1998. In collaboration with Merz, the Company will seek to secure a global marketing partnership for Memantine by early 1999. Also in 1999, NTI expects trial enrollment to be completed in the NIH-sponsored Phase II human trial of Memantine in patients with AIDS related dementia. Finally, NTI expects to complete the Phase II trial of Xerecept for peritumoral brain edema in 1998, and to continue to develop Xerecept as an orphan drug. If results from current Phase II trial are positive, NTI will prepare to move quickly to complete a pivotal human clinic trial for this condition.

         Despite the alliance with Merz, the Company will need to secure an additional infusion of capital to complete its ongoing clinical trials and initiate future pivotal trials. Current capital resources, including the Merz payment, will be adequate to fund the Company's operations only through the first quarter of fiscal 1999. Future cash requirements will depend on numerous factors, including: the in-licensing of potential drug candidates; the progress of development programs; the time and costs involved in seeking to obtain regulatory approval; the ability of the Company to establish collaborative arrangements; product commercialization activities; and the acquisition of manufacturing or laboratory facilities. NTI's focus will continue to be on securing funding by means of additional corporate partnerships.

         From inception through March 31, 1998, the Company has raised a total of $29.9 million in net proceeds from the sale of common and preferred stock. During the quarter, the Company raised approximately $500,000 through a private sale of stock to a small group of existing stockholders.

GOING CONCERN DISCLOSURE AND REPORT OF INDEPENDENT AUDITORS

         The report of the Company's independent auditors with respect to the Company's financial statements included in Form 10-KSB for the year ended June 30, 1997 includes a "going concern" modification, indicating that the Company's recurring losses and deficits in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern. Additionally, such reports state that the financial statements do not include any adjustments that may result from the outcome of this uncertainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Notes to Condensed Financial Statements."

DELISTING OF STOCK

      The Company's common stock was delisted from The Nasdaq Stock Market effective the close of business, February 3, 1998 because the Company failed to meet the financial conditions necessary to remain listed. The delisting could adversely affect the trading volume and price volatility of the Company's stock. NTI's common stock is now quoted on the OTC-Bulletin Board(R) under the symbol NTII.

EARLY STAGE OF DEVELOPMENT; TECHNOLOGICAL UNCERTAINTY

         NTI is at an early stage of development and currently has no marketed products. All of the Company's potential products are in research, preclinical development or clinical development, and no revenues have been generated from product sales. To date, most of the Company's resources have been dedicated to the research and development of selected candidate pharmaceutical products, and there can be no assurance that the Company will be able to develop a candidate product that will receive required regulatory approvals or be successfully commercialized. The Company is currently evaluating two potential products in early stage clinical trials. Results attained in preclinical studies and in such early stage clinical trials are not necessarily indicative of results that will be obtained upon further human clinical testing. Although the recently completed trials of Memantine indicated effectiveness in relieving diabetic neuropathy pain, larger clinical trials will be required. There can be no assurance that if the trials are conducted that they will be successful in confirming Memantine's efficacy.

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

UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS

         The Company's success will depend, in large part, on its ability to obtain or license patents, protect trade secrets and operate without infringing upon the proprietary rights of others. There can be no assurance that any of the patent applications licensed to the Company will be approved, that the Company will not be challenged by others, or that the patents of others will not impair the ability of the Company to do business.

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

SUBSEQUENT EVENTS

         On April 16, 1998, NTI announced the completion of negotiations of a strategic research and marketing alliance with Merz + Co. GmbH & Co. of Frankfurt, Germany, and a new revenue sharing partnership with Children's Medical Center Corporation of Boston, Massachusetts, to further the clinical development and commercialization of Memantine. These alliances enables Merz, NTI and Children's Medical Center Corporation to work together to bring
Memantine to market as quickly as possible. NTI and Merz will share their scientific and commercial expertise, clinical trial data, and knowledge of worldwide markets. Merz has completed, and NTI has supplemented, an excellent package of preclinical data, which the companies believe, will be acceptable to worldwide registration authorities.

         Under this new collaboration, Children's Medical Center Corporation terminated its existing license to NTI for AIDS-related dementia and neuropathic pain and granted exclusive rights to Merz. In exchange, NTI received an up-front payment of $2.1 million from Merz, which provided NTI with an infusion of capital. NTI and Children's Medical Center Corporation will share in future sales of Memantine for neuropathic pain and AIDS dementia, as well as for dementia and Alzheimer's, indications which Merz has been developing. Merz originally developed and marketed Memantine in Germany since 1989 as a treatment for various neurological disorders.

         Merz is a multinational independent company with a strong research focus on the central nervous system and metabolic diseases. Founded in 1908, it has established itself in the fields of prescription and OTC drugs on a global basis.

         On April 20, 1998, NTI announced that it has received notification from the U.S. Food and Drug Administration (FDA) that Xerecept, the Company's synthetic preparation of human Corticotropin-Releasing Factor (CRF), qualifies for orphan drug designation. NTI is currently enrolling patients to evaluate Xerecept's ability to control neurological symptoms caused by peritumoral brain edema, or brain swelling caused by a tumor. This is a serious condition affecting approximately 100,000 patients in the U.S. with brain cancer. In these patients, swelling of brain tissue often impairs neurological functioning more than the tumor itself. Symptoms of peritumoral brain edema may include seizures, difficulty in movement, lack of coordination, and impaired mental facilities.

         Orphan drug designation provides the Company with seven years of market exclusivity after the drug is approved for market by the FDA, and also makes the Company eligible to receive federal monies for clinical research under the Orphan Drug Grant Program. The U.S. Congress enacted the Orphan Drug Act to promote research and development of therapies for rare diseases affecting fewer than 200,000 Americans.

         During the quarter the Company received about $30,000, representing a deposit for a potential sublease of a portion of its offices. Subsequent to the quarter's end, the Company was unable to finalize the negotiations with agreeable terms, resulting in the deposit being refunded by NTI. The Company will continue to pursue other subleasing activities.

Note: Except for the historical information contained herein, the matters discussed in this quarterly report are forward looking statements that involve risks and uncertainties, including the Company's ability to raise capital; properly design, implement, and complete planned trials; meet regulatory requirements; demonstrate safety and efficacy for its product candidates; manage third party contractors; avoid infringement of third party proprietary rights, as well as other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Actual results may differ materially from those projected. These forward looking statements represent the Company's judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update these forward looking statements.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

          27   Financial Data Schedule for the period ended March 31, 1998.

         (b)   Reports on Form 8-K

               On January 9, 1998, the Company announced its common stock was moved from The Nasdaq National Market to the Nasdaq SmallCap Market effective December 26, 1997.


SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: May 13, 1998  /s/ Paul E. Freiman
                    -----------------------------------------------
                       Paul E. Freiman
                       President, Chief Executive Officer
                       (Principal Executive and Accounting Officer) and Director