Form 10KSB
period 1998-06-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 1998-09-28
CIK 918112

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                  FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998
                        Commission file number 0-23280

                      NEUROBIOLOGICAL TECHNOLOGIES, INC.
          (Name of small business issuer as specified in its charter)


          DELAWARE                                         94-3049219
  (State of incorporation)                     (IRS Employer Identification No.)

              1387 MARINA WAY SOUTH, RICHMOND, CALIFORNIA, 94804
                   (Address of principal executive offices)

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

Yes  X    No ___
    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. [    ]

Registrant's revenues for its most recent fiscal year were $2,100,000.

As of August 26, 1998 the Registrant had 7,553,699 shares of Common Stock, $.001 par value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was $4,721,062 based upon the bid price of the Issuer's Common Stock reported on the Over the Counter Bulletin Board, an electronic stock listing service provided by The Nasdaq Stock Market, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 10 through 12 of Part III incorporate by reference information from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on November 12, 1998.

ITEM 1.  BUSINESS

Statements in this Business section and other parts of this Annual Report on Form 10-KSB that are not historical are forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth under "Risks Associated with Product Development," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-KSB.

OVERVIEW

Neurobiological Technologies, Inc. ("NTI" or the "Company") is an emerging drug development company focused on the clinical evaluation and regulatory approval of neuroscience drugs. NTI is developing neuroprotective and neuromodulatory treatments for progressive neurological impairments characteristic of many nervous system disorders, including diabetic neuropathy, brain cancer, and AIDS dementia syndrome.

The Company's strategy is to in-license and develop early-stage drug candidates that target major medical needs and that can be rapidly commercialized. The Company's experienced management team oversees the human clinical trials necessary to establish preliminary evidence of efficacy. NTI seeks partnerships with pharmaceutical and biotechnology companies for late-stage development and marketing of its product candidates. The Company currently has two product candidates in Phase II human clinical testing: Memantine and XERECEPT(TM).

Memantine is an orally available compound which acts to modulate the N-methyl-D-aspartate ("NMDA") receptor in the central nervous system. Modulating the NMDA receptor may protect against neuronal injury associated with a number of neurodegenerative conditions including dementia, Alzheimer's disease, neuropathic pain, and AIDS. Memantine may be an effective and marketable treatment for such conditions due to its favorable side effect profile and oral availability. There are currently no approved neuroprotective treatments for any of the pathologies associated with NMDA-receptor overstimulation. Memantine has been marketed by Merz + Co. GmbH & Co. of Frankfurt, Germany ("Merz") in Germany since 1989 with the labeling "dementia syndrome."

The Company is developing Memantine for the treatment of neuropathic pain (persistent pain resulting from abnormal signals to the brain). The Company is currently preparing to initiate a 375-patient Phase IIB human clinical trial of Memantine to evaluate the analgesic efficacy and safety of Memantine in diabetic patients who experience neuropathic pain due to peripheral neuropathy. The Phase IIB trial is expected to begin in 1998 and the primary trial evaluation will be reduction in nocturnal pain.

In this Phase IIB trial, the Company seeks to confirm and extend the results of its controlled Phase IIA human clinical trial. In that trial, Memantine was administered to patients with neuropathic pain due to diabetes or post-herpetic neuralgia (a complication of shingles). The results of the Phase IIA trial, announced during the third quarter of fiscal 1998, indicated Memantine to be potentially effective in relieving pain due to diabetic neuropathy. Although reduction in pain symptoms was not observed for post-herpetic patients, the diabetic neuropathy patients taking Memantine exhibited considerably less nocturnal pain compared to the placebo group, as well as efficacy trends for greater pain relief and less daytime pain.

In April 1998, NTI entered into a strategic research and marketing partnership with Merz and a new revenue sharing partnership with Children's Medical Center Corporation of Boston, Massachusetts, to further the development and commercialization of Memantine. This research collaboration and revenue sharing partnership is a significant milestone for NTI. Pursuant to this new collaboration, Children's Medical Center Corporation terminated its existing license to NTI for AIDS-related dementia and neuropathic pain and granted exclusive rights to Merz. In exchange, NTI received an up-front payment of $2.1 million from Merz. NTI and Children's Medical Center Corporation will share in future revenue from sales of Memantine for treatment of dementia and Alzheimer's disease, indications which Merz is developing. Merz is also currently conducting a series of advanced clinical trials of Memantine for the treatment of moderate to severe dementia and Alzheimer's disease. Merz has completed a pivotal Phase III trial of Memantine for the treatment of dementia in Europe with positive results, has two Phase III trials ongoing and will institute a Phase III trial in the United States in the near future. Merz has developed extensive clinical and pre-clinical data which, in combination with the Company's clinical and pre-clinical data, the companies believe will constitute a strong regulatory package.

Through their collaboration, NTI and Merz intend to assist each other to advance their respective clinical development programs for neuropathic pain and dementia and to share their scientific information and commercial expertise, including preclinical and clinical trial data, to bring Memantine as rapidly as possible to patients in need.

Memantine is also currently being evaluated as a treatment for AIDS-related dementia in a Phase II human clinical trial funded by the National Institutes of Health ("NIH"). The trial is being conducted by the Adult AIDS Clinical Trials Group ("AACTG") and will evaluate Memantine's ability to reduce symptoms of dementia in patients with AIDS. NTI is supplying the drug for the trial and will have the right to use the resulting data for the commercial development of Memantine for that indication.

NTI continues to develop XERECEPT(TM), its synthetic preparation of the natural human peptide Corticotropin-Releasing Factor ("CRF"), as a treatment for brain swelling due to brain tumors (peritumoral brain edema). The Company is currently conducting a randomized, double-blind, positive-controlled Phase II human clinical trial to evaluate the ability of XERECEPT to stabilize or improve neurological symptoms resulting from brain swelling. Results from preclinical studies and pilot human clinical trials previously sponsored by the Company have demonstrated the compound's potential to reduce swelling of brain tissue and to be well-tolerated and apparently safe. Thus, XERECEPT has the potential to significantly improve the quality of life for brain cancer patients with dysfunction due to brain swelling.

During fiscal 1998, the Company announced the publication of clinical data from an open-label pilot Phase I/II trial of XERECEPT in patients with peritumoral brain edema. The data were presented in the January 1998 issue of the peer-reviewed journal Annals of Oncology. In this trial, 10 of 15 patients treated with XERECEPT experienced clinical improvement in neurological symptoms. Also during fiscal 1998, the United States Food and Drug Administration ("FDA") conferred orphan drug designation on XERECEPT as a potential treatment of peritumoral brain edema. In addition, the Company received a U.S. patent covering certain liquid formulations of CRF and CRF-related peptides.

PRODUCT CANDIDATES

Product/Indication               Development Status                     Primary Benefit Sought
------------------               ------------------                     ----------------------
MEMANTINE
Diabetic Neuropathic Pain        Phase IIA trial completed              Pain relief

                                 Phase IIB trial expected to begin      Nocturnal pain relief
                                 fall 1998

AIDS-related Dementia and        Phase II trial in progress             Improvement in neurological
Neuropathic Pain                                                        function and pain relief

XERECEPT(TM) (CORTICOTROPIN-RELEASING FACTOR)

Peritumoral Brain Edema          Multiple Phase I/II trials             Reduction of edema and improvement
                                 completed                              in neurological function

                                 Phase II trial in progress             Stabilization or improvement of
                                                                        neurological symptoms

SCIENTIFIC BACKGROUND

The Company's therapeutic focus is neuroprotection and neuromodulation: the prevention and treatment of neurological impairment by preserving or restoring neurological function of damaged neurons. The Company is developing neuroprotective and neuromodulatory agents which may slow or reverse the progressive neurological impairment associated with multiple nervous system disorders, including diabetic neuropathy, brain cancer, and AIDS dementia complex.

Neuroprotective compounds have been shown to protect neurons from injury in laboratory experiments. Because neuronal injury contributes significantly to functional impairment in many nervous system disorders, scientists believe that such compounds are potentially powerful and flexible therapeutic agents. Neuroprotective compounds are currently being tested in human clinical trials conducted by multiple third parties for their ability to slow or halt progressive functional neurologic impairment.

Common mechanisms of progressive neuronal injury are thought to result in multiple neurologic symptoms such as chronic pain, motor difficulties, memory loss and other cognitive deficits. By modulating such mechanisms, neuroprotective agents may prevent or restore resulting loss of neurological function. The Company's current scientific focus is on two mechanisms contributing to progressive neuronal injury: excitotoxicity and edema. The Company believes that Memantine prevents or ameliorates excitotoxicity, a cascade of neuronal cell injury and death associated with the release of abnormal levels of excitatory neurotransmitters. XERECEPT has the potential to prevent the progressive neuronal injury resulting directly from cerebral edema (swelling of the brain), damage that more frequently results in clinical impairment than the damage due to the presence of a tumor.

PRODUCTS IN DEVELOPMENT

MEMANTINE

Memantine is an orally available neuromodulatory agent discovered by German chemists and marketed in Germany since 1989 with the labeling "dementia syndrome." It is one of a class of agents referred to as NMDA-receptor antagonists. Scientific research has indicated that modulating the NMDA receptor may protect against the neuronal injury and death associated with a number of medical conditions. Accumulating evidence from several independent research laboratories indicates that overstimulation of NMDA receptors contributes to the injury and death of neurons. This occurs in a variety of chronic neurodegenerative diseases including neuropathic pain, dementia, Alzheimer's disease, and Huntington's disease. There are currently no approved neuroprotective treatments for any of the pathologies associated with NMDA-receptor overstimulation.

NTI is currently developing Memantine both as a treatment for neuropathic pain as well as for the neurological deficits associated with AIDS. The Company estimates that there are approximately 1,000,000 patients in the United States suffering from intractable neuropathic pain. As many as one third of AIDS patients eventually develop neurological problems, such as loss of cognition and coordination.

Nerve cells in the brain communicate by sending signals to excite or inhibit each other. These signals are initiated by compounds known as neurotransmitters. The principal excitatory neurotransmitter, glutamate, binds to the NMDA receptor embedded in the cell membrane of the neuron. When glutamate binds to the receptor, a channel in the neuron opens which enables charged calcium molecules to flow freely into the neuron. Normally, the influx of calcium triggers chemical reactions that cause the neuron to change its electrical charge and fire a message to neighboring neurons. This basic function of the NMDA receptor is essential for normal movement, sensation, memory, and cognition. In certain medical conditions, glutamate levels surrounding neurons are elevated, which results in overstimulation of the NMDA receptor. In these situations, excessive amounts of calcium enter the neuron, causing it to swell and burst, releasing internally stored glutamate into the surrounding area. This glutamate further stimulates NMDA receptors on neighboring neurons, causing a cascade of neuronal cell injury and/or death throughout the area, referred to as excitotoxicity.

Neuroscientists have been trying to find a way to prevent the damaging influx of excess calcium into neurons. One approach is to prevent glutamate from binding to the receptor. This can be accomplished by using either a competitive NMDA-receptor antagonist which prevents glutamate from binding to the receptor, or a closed NMDA-receptor channel blocker, which binds to the entrance of the closed channel. However, if such compounds prevent the channel from opening for too long, they may impede the normal functioning of the NMDA receptor, causing side effects including hallucinations, paranoia, delirium, and amnesia.

In the United States, scientists affiliated with Children's Hospital of Boston, Massachusetts working on the function of the NMDA receptor found Memantine to have an excellent profile in modulating the NMDA receptor's calcium ion channel. Memantine binds uncompetitively to the NMDA receptor and appears to interfere relatively little with normal functioning, while reducing the abnormal signals associated with excessive calcium influx. Rather than blocking the NMDA receptor for long periods of time, Memantine appears to restore regulation of the channel to near normal activity, permitting routine neurotransmission.

The profound psychotic side effects associated with other NMDA receptor antagonists previously evaluated by third parties in human clinical trials have very rarely been reported with Memantine. Merz has carefully documented Memantine's history of safe clinical use in Germany over years of post-launch clinical experience and active surveillance. In a post-marketing surveillance study sponsored by Merz with 1,420 dementia outpatients treated for up to more than one year, Memantine was rated as having very good to good tolerability in 93.8% of the cases at the end of the observation period.

PRODUCT DEVELOPMENT STATUS

The Neuropathic Pain of Diabetes
--------------------------------

Diabetes mellitus is a chronic disorder which affects an estimated 16 million Americans. One of its most common complications is nerve damage, particularly damage to peripheral nerves that send sensory signals from the extremities to the central nervous system ("CNS"). This condition, referred to as diabetic peripheral neuropathy, is a large, unmet medical need. This condition most frequently damages nerves in the feet, making walking or standing painful and difficult. The Company estimates that approximately 800,000 patients in the United States currently receive treatments for the symptoms of diabetic peripheral neuropathy, including severe, chronic pain known as neuropathic pain (persistent pain in the absence of an obvious stimulus). As the neuropathy progresses, the sensation of pain may become more intense, encompass more areas, and become increasingly difficult to treat with available therapeutic agents.

Peripheral nerve damage disrupts pain pathways in the nervous system, causing peripheral nerves to send abnormal signals that the brain interprets as pain. In effect, neurons in the CNS are bombarded with abnormal signals until their ability to process pain signals is compromised. This leads to progressive neuronal injury in the CNS and the hyper-sensitization of neurons to pain impulses. Although the precise mechanisms of these events are not completely understood, scientists believe that overactivation of NMDA receptors in the CNS plays an important role.

Memantine has been shown to inhibit abnormal pain signals through its modulation of the NMDA receptor in several animal models of neuropathic pain. Based on the results of these studies, the Company initiated and completed a 122-patient placebo-controlled Phase IIA human clinical trial of Memantine in patients with neuropathic pain due to diabetes or post-herpetic neuralgia (a complication of shingles). No treatment benefit was observed in patients with post-herpetic neuralgia. Trends indicating efficacy of Memantine were observed in patients with diabetic neuropathy, however. The strongest efficacy trend was the reduction of nocturnal pain associated with diabetic peripheral neuropathy. Nocturnal pain is a major problem for these patients, frequently leading to insomnia and associated health and psychological problems. After eight weeks of treatment in the Company's clinical trial, subjects dosing with Memantine reported a mean nocturnal pain rating of 31.2 millimeters (on a visual analogue scale of 1-100 millimeters) compared to a mean of 44.4 millimeters for those who received placebo. The difference between these means indicates that the Memantine-treated subjects had 42% less nocturnal pain than those treated with placebo. The results for the other primary variables of daytime pain and pain relief, although not statistically significant, exhibited consistent trends representative of the analgesic benefit with Memantine compared to placebo.

Based on the results from the Company's Phase IIA trial of Memantine in patients with neuropathic pain, the Company is preparing to initiate a 375-patient dose-ranging placebo-controlled Phase IIB trial of Memantine exclusively in patients with diabetic neuropathy. The primary evaluation as defined in discussions with the FDA will be to compare the difference in nocturnal pain between Memantine-treated and placebo-treated patients as measured by patient self-assessment.
The trial design will be structured to identify the optimal Memantine dose and to provide clinically and statistically significant data that will be acceptable to worldwide regulatory authorities.

AIDS: Dementia and Neuropathic Pain
-----------------------------------

Recent research indicates that infection of the CNS with HIV, the virus associated with AIDS, also leads to neuronal damage. Such damage may result in neurological complications, including loss of cognition, movement, and sensation, referred to as AIDS dementia complex. Approximately one-half of children and one-third of adults with AIDS are expected to develop these symptoms. There are currently no therapies specifically directed towards HIV-associated neuronal damage. Current AIDS therapies, even if effective at reducing the circulating virus level, do not appear to be effective at eliminating AIDS-induced damage to the CNS.

Besides the AIDS-related cognitive impairments, many AIDS patients experience painful peripheral neuropathies due to overstimulation of the NMDA receptors. This often occurs in the later stages of AIDS and results in a burning pain of the feet as well as pain from anything that touches the skin. Walking in particular may become extremely difficult. Effective treatments are still unavailable for this incapacitating condition and certain AIDS therapies may aggravate this type of neuropathic pain.

Memantine has been shown to reduce NMDA receptor-mediated neuronal damage in both in vitro (outside the body) experiments and in in vivo animal models. The neuronal injury caused by AIDS was shown to be modified by antagonists of the NMDA receptor, including Memantine.

In December 1996, the Company announced the start of a Phase II clinical trial that is being conducted by the AACTG, a clinical trials consortium associated with the Division of AIDS of the NIH. Patient enrollment in this trial accelerated in 1998. The trial is evaluating Memantine's ability to provide relief from dementia and neuropathic pain symptoms in AIDS patients. The trial protocol submitted under the Company's Investigational New Drug ("IND") application calls for the enrollment of 120 AIDS patients with symptoms of dementia, all of whom will have been treated with an FDA-approved anti-retroviral drug for at least six weeks prior to study entry. The Company is supplying Memantine for the trial and will have the right to use the resulting data to further the commercial development of Memantine.

Partnership with Merz and Additional Indications
------------------------------------------------

In April 1998, the Company entered into a strategic research and marketing partnership with Merz + Co. GmbH & Co. of Frankfurt, Germany and a new revenue sharing partnership with Children's Medical Center Corporation of Boston, Massachusetts, to further the clinical development and commercialization of Memantine. Pursuant to this new collaboration, Children's Medical Center Corporation terminated its existing license to NTI for AIDS-related dementia and neuropathic pain and granted exclusive rights to Merz. In exchange, NTI received an up-front payment of $2.1 million from Merz. NTI and Merz will pool scientific, clinical and regulatory information about Memantine, particularly safety data, to facilitate regulatory review and marketing approval by the FDA and foreign regulatory authorities.

Merz is currently conducting a series of advanced clinical trials for moderate to severe dementia and Alzheimer's disease. Merz has completed a positive pivotal Phase III trial of Memantine for dementia in Europe, has two Phase III trials in process and will institute a Phase III trial in the U.S. in the third quarter of calendar 1998. At the 6th International Conference on Alzheimer's Disease and Related Disorders held in Amsterdam in July 1998, Merz presented positive results from a double-blind placebo-controlled 166-patient clinical trial of Memantine for severe dementia. In this trial, patients treated with Memantine for 12 weeks had statistically significant improvements in standard measures of functional independence, including washing, bathing, dressing and group activities, as compared to patients in the placebo group. Memantine was well tolerated in these subjects. Pursuant to their collaboration with Merz, NTI and Children's Medical Center Corporation will share in future revenue from sales of Memantine for treatment of dementia, Alzheimer's disease and neuropathic pain, indications which Merz is developing.

XERECEPT(TM) (HUMAN CORTICOTROPIN-RELEASING FACTOR)

XERECEPT(TM) is the Company's synthetic preparation of the human peptide Corticotropin-Releasing Factor (CRF) which the Company is developing as a treatment for brain swelling due to brain tumors (peritumoral brain edema). The Company believes that XERECEPT may be demonstrated to be a safer treatment than synthetic corticosteroids, which are associated with serious adverse side effects including muscle wasting, osteoporosis, hyperglycemia, vision problems, and psychosis. Results from preclinical studies and pilot human clinical trials previously sponsored by the Company have demonstrated the compound's potential to reduce swelling of brain tissue and to be well-tolerated and apparently safe. Thus, XERECEPT has the potential to significantly improve the quality of life for brain cancer patients with dysfunction due to brain swelling.

In the United States, approximately 30,000 patients are diagnosed every year with primary brain tumors. Patients with this condition are in need of a safe alternative to corticosteroids, which have serious adverse effects at the high, chronic doses required for efficacy. The FDA has approved the Company's application for orphan drug designation for XERECEPT to treat this unmet medical need. Orphan drug designation provides NTI with seven years market exclusivity and makes the Company eligible to receive federal monies for clinical research under the Orphan Drug Grant Program.

CRF is a natural neuroendocrine peptide hormone found both centrally (within the brain) and peripherally (outside the brain). Researchers discovered novel anti-edema affects of CRF when administered systemically. Research by NTI scientist collaborators has revealed that XERECEPT significantly reduces edema or swelling of damaged tissue in animal models. Edema is a condition characterized by swelling after tissue injury when fluid, plasma proteins, and white blood cells flow from small blood vessels into the surrounding tissues, further contributing to the destruction of these tissues. Preclinical studies sponsored by the Company have shown that XERECEPT reduces the flow of fluid through blood vessels at sites of traumatic tissue injury. Specifically, the Company has shown that XERECEPT injected systemically into animals can reduce brain edema after injury, brain edema associated with cancer tumors, and swelling in muscle tissue following surgical trauma.

PRODUCT DEVELOPMENT STATUS

Peritumoral Brain Edema
-----------------------

The Company is initially evaluating XERECEPT for the treatment of cerebral edema caused by brain tumors. In these patients, the tumor promotes increased permeability of the small blood vessels in the brain resulting in the excess flow of fluids into the brain, swelling of brain tissue, and a consequent impairment of neurological function. Current therapy for the treatment of peritumoral brain edema, primarily corticosteroids, has serious adverse side effects at the high, chronic doses required for efficacy. Reactions can include muscle wasting, immunosuppression, osteoporosis, hyperglycemia, glaucoma, and other potentially dose-limiting side effects.

Although endogenous CRF is involved in stimulating the release of natural corticosteroids, studies sponsored by the Company have shown that XERECEPT exerts its anti-edema action independent of cortisol release when administered systemically.

Based on the pharmacologic profile of XERECEPT, the Company believes that the compound may be efficacious without the adverse side effects associated with current therapies. XERECEPT has been safely administered to several hundred healthy volunteers and patients according to numerous studies published by third parties. In human clinical trials sponsored by the Company, XERECEPT was well tolerated and appeared to be safe when administered in more than 230 courses of treatment.

In September 1997, the Company initiated a Phase II human clinical trial to evaluate the efficacy of XERECEPT to stabilize or improve neurological symptoms caused by peritumoral brain edema. Patient enrollment is continuing, and the trial is expected to enroll a total of 90 patients with malignant brain tumors. These patients must have neurological symptoms requiring stable dosing of synthetic corticosteroids, the current standard treatment.

In this trial, the Company seeks to confirm and extend results of its Phase I/II trials of XERECEPT for this indication. Data from such a trial were published in the January 1998 issue of the peer-reviewed journal Annals of Oncology. In this trial, 10 of 15 subjects treated with XERECEPT experienced clinical improvement in neurological symptoms such as seizures, muscle weakness, loss of coordination, and double vision. In another pilot Phase I/II trial conducted by the Company, 6 of 7 subjects treated with XERECEPT showed similar improvements, including an average objective improvement of 42% in their National Cancer Institute Neurological Exam scores compared with their baseline scores.

Additional Indications
----------------------

During 1997, the Company also examined the potential and feasibility of XERECEPT to treat patients with traumatic brain injury ("TBI"), and secured the preliminary agreement of the American Brain Injury Consortium ("ABIC"), a network of over 160 clinical trial centers, to collaborate to initiate a Phase II human clinical trial for this indication. In TBI patients, tissue damage results in brain swelling, subsequent decreased flow of blood to the brain, and decreased brain function. In several animal models of traumatic brain injury, XERECEPT significantly reduced brain water content shortly after injury and significantly improved neurologic recovery during the month following an injury. In order to focus resources on the clinical development of Memantine for diabetic neuropathic pain, the Company postponed plans to initiate a Phase II human clinical trial for TBI.

Though the Company had previously investigated the anti-inflammatory potential of XERECEPT, it is no longer actively pursuing anti-inflammatory indications in order to focus its efforts on XERECEPT as a treatment for peritumoral brain edema.

PATENTS AND PROPRIETARY TECHNOLOGY

Patents and other proprietary rights are critical to the Company's business. The Company's policy is to file patent applications seeking to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. The Company has also sought to obtain, and intends to continue to seek, licenses from third parties to patent rights covering the technology, inventions and improvements that the Company considers important to the development of its business. The Company is obligated to pay royalties pursuant to these license agreements and would be responsible for the costs of patent prosecution of a number of the patent applications to which it has exclusive licenses. In addition, most of the license agreements can be terminated by the licensor if the Company does not demonstrate diligence in commercializing the licensed rights.

The Company may be required to obtain additional licenses from third parties in order to continue to develop its existing product candidates and to expand its product development program. There can be no assurance that such licenses will be available on commercially reasonable terms, if at all.

The patent positions of pharmaceutical and biotechnology companies, including NTI, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, the Company does not know whether any of its patent applications, or the patent applications it has licensed from others, will result in the issuance of patents or if any of the patents which have issued or may issue will provide significant proprietary protection. Since patent applications are maintained in secrecy until patents issue in the United States or their foreign counterparts, if any, are published, the Company cannot be certain that it or any licensor was the first to file patent applications for such inventions. Moreover, the Company might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome was favorable. There can be no assurance that the Company's patents, or the patents which the Company has licensed, will be held valid or enforceable by a court or that a competitor's technology or product would be found to infringe such patents.

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's business. Some of these technologies, applications or patents may conflict with the Company's or any of its licensors' technologies or patent applications. Such conflict could limit the scope of the patents, if any, that the Company may be able to obtain or to which it has a license or result in the denial of the Company's patent applications or the patent applications which the Company has licensed. In addition, if patents that cover the Company's activities have been or are issued to other companies, there can be no assurance that the Company would be able to obtain licenses to these patents, at all, or at a reasonable cost, or be able to develop or obtain alternative technology.

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

MEMANTINE

In April 1998, in connection with the Company's partnership with Merz, the Company's exclusive license from Children's Medical Center Corporation to a series of patents and patent applications relating to certain non-ophthalmic uses of Memantine was terminated.

XERECEPT

The Company holds non-exclusive worldwide licenses to four issued U.S. patents covering the composition of matter of XERECEPT and various analogues, together with certain foreign patents and patent applications.

The Company also has exclusive rights to four issued patents and one patent application covering uses of XERECEPT and analogues. The Company is responsible for the costs of prosecuting the patent applications related to XERECEPT for which it has exclusive rights. In addition to the patents and pending applications the Company has licensed from others, the Company holds U.S. Patent No. 5,870,430 entitled "Pharmaceutical Formulations of Corticotropin-Releasing Factor Having Improved Stability in Liquid Form" which covers certain liquid formulations of CRF and CRF-related peptides.

MANUFACTURING

NTI currently is being supplied Memantine by its corporate collaborator, Merz. NTI also uses outside contractors to manufacture compounds for the Company's other pre-clinical studies and clinical trials. The manufacturers of clinical products have represented to the Company that they are qualified to produce drugs under FDA regulations and that they follow current Good Manufacturing Practice ("cGMP"). The Company performs audits on its contractors who supply XERECEPT from time to time to assess compliance with the cGMP regulations. XERECEPT is manufactured by established methods using chemical synthesis and are manufactured to NTI specifications. Alternative cGMP suppliers of the bulk drugs and of finished dosage form products are available to the Company. The Company currently has no plans to build or develop an in-house manufacturing capability.

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

In order to clinically test, produce and market products for diagnostic or therapeutic use, a company must comply with mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries. Before beginning human clinical testing of an investigational new drug in the United States, a company must file an IND and receive no objection from the FDA. This application is a summary of the preclinical studies which were carried out to characterize the drug, including toxicity and safety, as well as an in-depth discussion of the human clinical studies which are being proposed.

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

The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, reevaluate, alter, suspend or terminate the testing based on the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Estimates of the total time required for carrying out such clinical testing vary between two and ten years. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment in clinical trials may result in increased costs and delays, which could have a material adverse effect on the Company.

Upon completion of clinical testing, a company typically submits a New Drug Application ("NDA") to the FDA which summarizes and analyzes the results and observations of the clinical trials. The NDA also provides detailed manufacturing information. Based on its review of the NDA, the FDA will decide whether or not to approve the drug. This review process can be quite lengthy, and approval may not be granted at all. Thus, the process of seeking and obtaining approval for the marketing of a new pharmaceutical product can require a number of years and substantial funding. There can be no assurance that any approvals will be granted on a timely basis, if at all. Among the requirements for product approval is the requirement that each domestic manufacturer of the product conform to the FDA's cGMP regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

Once the sale of a product is approved, FDA regulations govern the manufacturing process and marketing activities, and a post-marketing testing and surveillance program may be required to continuously monitor a product's usage and effects. Product approvals may be suspended or withdrawn if compliance with regulatory standards is not maintained. Other countries, in which any products developed by the Company may be marketed, impose a similar regulatory process. For marketing outside the United States, the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

COMPETITION

Competition in the biopharmaceutical industry is intense and is expected to increase. The development and sale of drugs for the treatment of the therapeutic targets being pursued by the Company is highly competitive. There are existing therapies under development for each of these therapeutic targets. There can be no assurance that the Company will develop products that will be as efficacious or as cost-effective as currently-marketed products. The Company has both exclusive and non-exclusive licenses to patent rights covering certain uses of XERECEPT. Consequently, others may develop, manufacture and market products that could compete with those being developed by the Company.

The Company will be faced with intense competition from pharmaceutical, chemical and biotechnology companies both in the United States and abroad in its attempt to discover, develop and market such drugs. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. In addition, significant levels of research in biotechnology and medicine occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results.

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

HUMAN RESOURCES

As of June 30, 1998, the Company had reduced its workforce to 13 people, many of whom are employed part time, compared to 22 employees as of June 30, 1997.
These workforce reductions are a result of the Company's strategic planning process in fiscal 1998, in which drug development expenditures were limited to only two drug candidates.

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

RISKS ASSOCIATED WITH PRODUCT DEVELOPMENT

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

Since 1987 when NTI was founded, the Company has applied a majority of its resources to its research and development programs. The Company is a development stage company and has not received any revenue from the sale of products. The Company has incurred losses since its inception and expects to incur substantial, increasing losses due to ongoing and planned research and development efforts. As part of the strategic planning process, the Company has limited expenditures to only two drug candidates. The Company will need to obtain additional financing to continue operations beyond the first quarter of fiscal 1999. The Company intends to seek such funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. There can be no assurance that additional financing will be available from any of these sources, or, if available, that it will be available on acceptable terms. The Company may seek to raise additional funds whenever market conditions so permit. If additional funds are raised by issuing equity securities, further significant dilution to existing shareholders may result. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate one or more of its research, discovery, or development projects or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

Further, the Company will require substantial additional funds to conduct the research and development and preclinical and clinical testing of its potential products and to market any products that may be developed. Although the Company currently plans to contract with third parties to manufacture clinical and commercial scale quantities of its potential products, to the extent the Company subsequently determines to establish its own manufacturing facilities, the Company will require substantial additional capital. The Company's future capital requirements will depend on numerous factors, including the amount of royalties received from Merz for future sales of Memantine; the progress of the Company's research, preclinical development and clinical development programs; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; competing technological and market developments; changes in the Company's existing research relationships; the ability of the Company to establish collaborative relationships; the development of commercialization activities and arrangements; and the purchase of additional capital equipment.

GOING CONCERN DISCLOSURE IN INDEPENDENT AUDITORS' REPORT

The report of the Company's independent auditors with respect to the Company's financial statements included in this Form 10-KSB includes a paragraph which indicates that, as more fully described in the financial statements, the Company's recurring losses during the development stage raise substantial doubt about the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Financial Statements."

EARLY STAGE OF DEVELOPMENT; TECHNOLOGICAL UNCERTAINTY

NTI is at an early stage of development and currently has no marketed products. All of the Company's potential products are in research, preclinical development or clinical development, and no revenues have been generated from product sales. To date, most of the Company's resources have been dedicated to the research and development of selected candidate pharmaceutical products, and there can be no assurance that the Company will be able to develop a candidate product that will receive required regulatory approvals or be successfully commercialized. The Company is currently evaluating two potential products in Phase II clinical trials. Results attained in preclinical studies and in such early stage clinical trials are not necessarily indicative of results that will be obtained upon further human clinical testing. Although recently completed trials of Memantine indicated effectiveness in relieving painful diabetic neuropathy, larger clinical trials will be required. There can be no assurance that, if trials are conducted, they will be successful in confirming Memantine's efficacy.

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

DEPENDENCE ON MERZ AND ON OTHER THIRD PARTIES

The Company has only limited internal resources and thus the Company has relied and will continue to rely heavily on others for research, development, manufacture and commercialization of its potential products. With respect to Memantine, the Company is dependent on Merz for the manufacturing and supply of drug for the Company's human clinical trials, and the successful commercialization of the product to treat neuropathic pain and AIDS-related dementia. The only revenues that the Company will receive in the future for Memantine are royalties received on product sales by Merz. Any failure by Merz to successfully commercialize Memantine after its development will have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company has entered into certain agreements and licenses with third parties, a number of which require the Company to pay royalties and make other payments. Failure by the Company to make such payments could cause the Company to lose rights to technology or data under these agreements.

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

GOVERNMENT REGULATION AND PRODUCT APPROVAL

The FDA and state and local agencies, and comparable agencies and entities in foreign countries impose substantial requirements on the manufacturing and marketing of human therapeutics through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time consuming procedures. Satisfaction of these requirements typically takes many years and varies substantially based on the type, complexity, and novelty of the drug. The effect of government regulation may be to delay for a considerable period of time or prevent the marketing of any product that the Company may develop and/or to impose costly procedures upon the Company's activities, the result of which may be to furnish an advantage to its competitors. There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis or at all. Any such delay in obtaining or failure to obtain such approvals would adversely affect the marketing of the Company's proposed products and its ability to earn product revenues or royalties. In addition, success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. As with any regulated product, additional government regulations may be promulgated which could delay regulatory approval of the Company's potential products. Adverse government regulation which might arise from future legislation or administrative action cannot be predicted.

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

MANUFACTURING LIMITATIONS

The Company's potential products will need to be manufactured under the current Good Manufacturing Practices requirements prescribed by the FDA. The Company does not have its own manufacturing facilities. The Company has established arrangements with its corporate collaborator, Merz, and with contract manufacturers to supply potential products for preclinical and clinical trials and intends to establish similar arrangements for the manufacture, packaging, labeling and distribution of products, if approved for marketing. If the Company's contractors are unable to supply sufficient quantities of product candidates manufactured in accordance with cGMP on acceptable terms, the Company's preclinical and human clinical testing schedule would be delayed. If the Company should encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its products, market introduction and subsequent sales of such products would be adversely affected. Moreover, collaborators and contract manufacturers that the Company may use must adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products would be adversely affected. The Company's dependence on third parties for the manufacture of products may adversely affect the Company's results of operations and its ability to develop and deliver products on a timely and competitive basis.

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

DEPENDENCE ON QUALIFIED PERSONNEL AND ADVISORS

The Company is highly dependent upon its scientific and management staff and on consultants and advisors, the loss of whose services might significantly delay the achievement of planned development objectives. During fiscal year 1998, the Company reduced its workforce from 22 to 13 persons, many of whom are employed part time. The Company believes that this reduction in force has not damaged its ability to manage ongoing human clinical trials. However, the reduction in force could have a material adverse effect on the Company's operations.

In addition, the Company is dependent on collaborators at research institutions. Recruiting and retaining qualified personnel, collaborators, advisors and consultants will be critical to the Company's success. There is intense competition for such qualified personnel in the area of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain the personnel necessary for the development of the Company's business. The inability to acquire services or to develop needed expertise could have a material adverse effect on the Company's operations.

VOLATILITY OF STOCK PRICE AND DELISTING OF STOCK

The market price of the shares of the Company's Common Stock, like that of the common stock of many other biopharmaceutical companies, has been and is likely to continue to be, highly volatile. Factors such as the results of preclinical studies and clinical trials by the Company, or its competitors, other evidence of the safety or efficacy of products of the Company or its competitors, announcements of technological innovations or new therapeutic products by the Company or its competitors, government regulation, health care legislation, developments in patent or other proprietary rights of the Company or its competitors including litigation, fluctuations in the Company's operating results, and market conditions for life sciences stocks in general could have a significant adverse impact on the future price of the Common Stock. In addition, the average daily trading volume of the Company's Common Stock during fiscal 1998 has been low compared to that of other biopharmaceutical companies.

The Company's Common Stock was delisted from The Nasdaq Stock Market in February 1998 because the Company failed to meet the financial conditions necessary to remain listed. The delisting has adversely affected, and is expected to continue to adversely affect, the trading volume and price volatility of the Company's stock. The Company's Common Stock is now quoted on the OTC-Bulletin Board(R) under the symbol NTII.

ITEM 2.  PROPERTIES

The Company's executive offices are located in Richmond, California. Pursuant to an amendment to its lease dated May 15, 1998, the Company decreased its occupied office space from 12,500 square feet to 6,912 square feet. The lease, which commenced in April 1995, is now renewable on a year-to-year basis.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1998.

PART II.

ITEM 5.  MARKET PRICE OF NTI COMMON STOCK; DIVIDENDS

Since February 1998, the Company's Common Stock has been quoted on the Over-the-Counter (OTC) Bulletin Board(R), an electronic stock listing service provided by The Nasdaq Stock Market, Inc., under the symbol NTII. The Company's Common Stock was delisted from the Nasdaq National Market during the second quarter of fiscal 1998 and subsequently traded on the Nasdaq SmallCap Market under the symbol NTIIC, until it was delisted during the third quarter of fiscal 1998.

As of June 30, 1998 there were approximately 240 holders of record of the Company's Common Stock and 7,553,699 shares of Common Stock outstanding. No dividends have been paid on the Common Stock since the Company's inception, and the Company does not anticipate paying any dividends in the foreseeable future.

The price range of the Company's Common Stock during the past two fiscal years is shown below.

Fiscal 1997                       High                Low
------------------------------------------------------------------------
  First Quarter                   $7.00               $3.62
  Second Quarter                  $5.12               $3.37
  Third Quarter                   $3.62               $1.62
  Fourth Quarter                  $2.75               $1.56

Fiscal 1998                       High                Low
------------------------------------------------------------------------
  First Quarter                   $3.63               $1.56
  Second Quarter                  $3.56               $0.44
  Third Quarter*                  $1.28               $0.47
  Fourth Quarter*                 $1.50               $0.69

*Subsequent to the delisting of the Company's Common Stock from The Nasdaq SmallCap Market in February 1998, high and low prices given here refer to the high and low bid quoted on the (OTC) Bulletin Board(R), rather than the high and low closing price of the stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Neurobiological Technologies, Inc. is an emerging drug development company focused on the clinical evaluation and regulatory approval of neuroscience drugs. NTI develops neuroprotective and neuromodulatory agents to treat progressive neurological impairments characteristic of various nervous system disorders, including diabetic neuropathy, brain cancer, and AIDS dementia syndrome.

The Company's strategy is to in-license and develop early-stage drug candidates that target major medical needs and which can be rapidly commercialized. The Company's experienced management team oversees the human clinical trials necessary to establish preliminary evidence of efficacy and seeks partnerships with pharmaceutical and biotechnology companies for late-stage development and marketing of its product candidates. The Company currently has two product candidates in Phase II human clinical testing: Memantine and XERECEPT.

Memantine, an orally available compound, acts to modulate the NMDA receptor in the central nervous system. Modulating the NMDA receptor may protect against neuronal injury associated with a number of neurodegenerative conditions including dementia, Alzheimer's disease, neuropathic pain, and AIDS. Memantine has been marketed in Germany since 1989 by Merz with the labeling "dementia syndrome." NTI is currently preparing to initiate a 375-patient Phase IIB human clinical trial of Memantine to evaluate the analgesic efficacy and safety of Memantine in diabetic patients who experience neuropathic pain (persistent pain resulting from abnormal signals to the brain) due to peripheral neuropathy. In this Phase IIB trial, the Company seeks to confirm and extend the results of its completed controlled Phase IIA trial of Memantine in patients with neuropathic pain due to diabetes or post-herpetic neuralgia (a complication of shingles). Although reduction in pain symptoms was not seen in post-herpetic patients, the results from this trial indicated Memantine to be potentially effective in relieving diabetic neuropathic pain. Memantine is also currently being evaluated as a treatment for AIDS-related dementia in a Phase II human clinical trial funded by NIH. NTI is supplying the drug for the trial and will have the right to use the resulting data for the commercial development of Memantine.

In April 1998, NTI entered into a strategic research and marketing partnership with Merz and a new revenue sharing partnership with Children's Medical Center Corporation to further the clinical development and commercialization of Memantine. Pursuant to this collaboration, Children's Medical Center Corporation terminated its existing license to NTI for AIDS-related dementia and neuropathic pain and granted exclusive rights to Merz. In exchange, NTI received an up-front payment of $2.1 million from Merz. NTI and Children's Medical Center Corporation will share in future revenue from sales of Memantine for treatment of dementia, Alzheimer's disease and neuropathic pain, indications which Merz is developing. Merz is currently conducting a series of advanced clinical trials for moderate to severe dementia and Alzheimer's disease. Merz has completed a positive pivotal Phase III trial of Memantine for the treatment of dementia in Europe, has two Phase III trials in process and will institute a Phase III trial in the United States in the near future. Merz has developed extensive clinical and pre-clinical data which, in combination with the Company's clinical and pre-clinical data, the companies believe will constitute a strong regulatory package.

Through these collaborations, NTI and Merz intend to assist one another advance their respective clinical development programs for neuropathic pain and dementia and to share their scientific information and commercial expertise, including preclinical and clinical trial data, to bring Memantine as rapidly as possible to patients in need.

XERECEPT(TM) is the Company's synthetic preparation of the human peptide Corticotropin-Releasing Factor (CRF). NTI is developing XERECEPT as a treatment for brain swelling due to brain tumors (peritumoral brain edema). The Company is currently conducting a randomized, double-blind, positive-controlled Phase II human clinical trial to evaluate the ability of XERECEPT to stabilize or improve neurologic symptoms of brain swelling. Results from preclinical studies and pilot human clinical trials previously sponsored by the Company have demonstrated the compound's potential to reduce swelling of brain tissue while being well-tolerated and apparently safe. Thus, XERECEPT has the potential to significantly improve the quality of life for brain cancer patients with dysfunction due to brain swelling. The Company believes that XERECEPT may prove a safer treatment than synthetic corticosteroids, the current standard treatment for peritumoral brain edema, which are associated with serious adverse side effects including muscle wasting, osteoporosis, hyperglycemia, vision problems, and psychosis. During fiscal 1998, XERECEPT was granted orphan drug designation by the FDA for the treatment of peritumoral brain edema.

Significant additional preclinical testing and clinical testing will be required prior to submission of any regulatory application for the commercial use of any of these products. There can be no assurance that future clinical trials will demonstrate an adequate level of safety or efficacy required for commercialization.

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

Results of Operations

The Company's research and development expenses increased from $4,321,000 in fiscal 1996 to $5,478,000 in fiscal 1997, and decreased to $2,026,000 in fiscal 1998. The decrease in fiscal 1998 was primarily due to the Company's narrowing its clinical focus to the development of two product candidates. The increase in fiscal 1997 was primarily due to expansion of the Company's preclinical studies and clinical trials as well as increased funding of the Company's neuroprotection research program, as compared to the prior year.

General and administrative expenses increased from $1,397,000 in fiscal 1996 to $2,298,000 in fiscal 1997 to $2,347,000 in fiscal 1998. The increase in fiscal 1998 was primarily due to expenditures relating to seeking financing and corporate partnerships. The increase in fiscal 1997 was due to additional business development expenses as well as increased professional fees.

The Company's total revenues increased to $2,100,000 in fiscal 1998 due to a one-time payment received from Merz pursuant to a strategic research and marketing partnership between NTI and Merz effective in April 1998. Interest income decreased from $506,000 in fiscal 1996 to $407,000 in fiscal 1997 and to $99,000 in fiscal 1998, primarily due to changes in average cash balances.

The Company expects to incur substantial costs in fiscal 1999 primarily for Phase II clinical trials for its development programs and related administrative support. The Company expects that its expenditures will continue to increase as its products move through Phase II and, if the Phase II trials are successful, Phase III clinical trials.

Liquidity and Capital Resources

Since 1987 when NTI was founded, the Company has applied a majority of its resources to its research and development programs. The Company is a development-stage company and has not received any revenue from the sale of products. The Company has incurred losses since its inception and expects to incur substantial, increasing losses due to ongoing and planned research and development efforts. As part of the strategic planning process during fiscal 1998, the Company has limited expenditures to only two drug candidates, which has allowed the Company to reduce its workforce from 22 to 13 persons, many of whom are employed part time.

The Company believes that its available cash, cash equivalents and short term investments of $2.0 million as of June 30, 1998 are adequate to fund its operations through the first quarter of fiscal 1999. The Company will need to obtain additional financing to continue operations beyond the first quarter of fiscal 1999. The Company intends to seek such additional funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. There can be no assurance that additional financing will be available from any of these sources, or, if available, that it will be available on acceptable terms. The Company may seek to raise additional funds whenever market conditions so permit. If additional funds are raised by issuing equity securities, further significant dilution to existing shareholders may result. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate one or more of its research, discovery, or development funds or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish.

Further, the Company will require substantial additional funds to conduct the research and development and preclinical and clinical testing of its potential products and to market any products that may be developed. Although the Company currently plans to contract with third parties to manufacture clinical and commercial scale quantities of its potential products, to the extent the Company subsequently determines to establish its own manufacturing facilities, the Company will require substantial additional capital. The Company's future capital requirement will depend on numerous factors, including the amount of royalties anticipated to be received from Merz for future sales of Memantine for multiple indications; the progress of the Company's research, preclinical development and clinical development programs; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; competing technological and market developments; changes in the Company's existing research relationships; the ability of the Company to establish collaborative relationships; the development of commercialization activities and arrangements; and the purchase of additional capital equipment.

From inception through June 30, 1998, the Company has raised a total of $29.8 million in net proceeds from the sale of common and preferred stock.

Impact of Year 2000 Issue

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish century dates prior to January 1, 2000 from dates on and after January 1, 2000. These date code fields will need to distinguish dates prior to January 1, 2000 from dates on and after January 1, 2000 ("Year 2000 Compliance") and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to reach Year 2000 Compliance.

The Company has completed an assessment of its computer systems and believes that such systems will function properly with respect to dates in the year 2000 and thereafter. The Company is assessing the possible effects on the Company's operations of the year 2000 readiness of key subcontractors; however the potential impact and related costs of reaching Year 2000 Compliance are not known at this time.

ITEM 7.  FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

THE BOARD OF DIRECTORS AND STOCKHOLDERS
Neurobiological Technologies, Inc.

We have audited the accompanying balance sheets of Neurobiological Technologies, Inc. (a development stage company) as of June 30, 1998, and 1997, and the related statements of operations, stockholders' equity and cash for each of the three years in the period ended June 30, 1998, and for the period from August 27, 1987 (inception) through June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neurobiological Technologies, Inc. at June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, and for the period from August 27, 1987 (inception) through June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming Neurobiological Technologies, Inc. will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has experienced recurring losses during the development stage. In order to continue operations into the second quarter of fiscal 1999, additional financing will be required. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                        Ernst & Young LLP


San Francisco, California
August 12, 1998

Neurobiological Technologies, Inc. (A development stage company)

BALANCE SHEETS


                                                                                   June 30,
                                                               --------------------------------------------
                                                                           1998                        1997

-----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                  $        2,020,886        $        1,278,402
    Short-term investments                                                    - -                 2,559,911
    Prepaid expenses and other                                             59,016                   171,436
                                                             ----------------------------------------------

       Total current assets                                             2,079,902                 4,009,749

    Property and equipment, net                                            53,447                   197,355
                                                             ----------------------------------------------

                                                               $        2,133,349        $        4,207,104

                                                             ==============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $           44,998        $          258,673
    Accrued expenses                                                      452,580                   737,883
                                                             ----------------------------------------------

       Total current liabilities                                          497,578                   996,556

Stockholders' equity:
    Preferred stock, $.001 par value, 5,000,000 shares
       authorized, none outstanding                                           - -                       - -

    Common stock, $.001 par value, 25,000,000 shares
       authorized, 7,553,699 and 6,540,314 shares issued
       and outstanding at June 30, 1998 and 1997,
       respectively                                                    29,980,898                29,382,471

    Deficit accumulated during development stage                      (28,345,127)              (26,171,923)
                                                             ----------------------------------------------

Total stockholders' equity                                              1,635,771                 3,210,548

                                                             ----------------------------------------------

                                                               $        2,133,349        $        4,207,104
                                                             ==============================================


See accompanying notes.

Neurobiological Technologies, Inc. (A development stage company)

STATEMENT OF OPERATIONS

                                                                                                                 Period from
                                                                                                             August 27, 1987
                                                           Year ended June 30,                           (inception) through
                                   ------------------------------------------------------------------
                                                 1998                   1997                     1996          June 30, 1998
----------------------------------------------------------------------------------------------------------------------------
REVENUES
    License                        $        2,100,000     $               --       $               --     $        2,100,000
    Grant                                          --                     --                       --                 49,900
                                   -----------------------------------------------------------------------------------------

       Total revenue                        2,100,000                     --                       --              2,149,900

EXPENSES
    Research and development                2,025,646              5,477,504                4,321,059             22,288,381
    General and administrative              2,346,893              2,298,391                1,396,626             10,338,151

                                   -----------------------------------------------------------------------------------------
       Total expenses                       4,372,539              7,775,895                5,717,685             32,626,532
                                   -----------------------------------------------------------------------------------------

    Operating loss                         (2,272,539)            (7,775,895)              (5,717,685)           (30,476,632)

    Interest Income                            99,335                407,307                  506,242              2,131,505
                                   -----------------------------------------------------------------------------------------

NET LOSS                           $       (2,173,204)     $      (7,368,588)     $        (5,211,443)    $      (28,345,127)

                                   =========================================================================================

BASIC AND DILUTED                  $             (.32)     $           (1.13)     $             (1.05)
    NET LOSS PER SHARE
                                   =========================================================================================

Shares used in basic and diluted
    net loss per share calculation          6,862,186              6,527,392                4,985,229
                                   =========================================================================================


See accompanying notes.

Neurobiological Technologies, Inc. (A development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                         Common Stock                      Deficit            Total
                                                       Preferred     ------------------------   Accumulated During     Stockholders
                                                           Stock      Shares        Amount       Development Stage          Equity
------------------------------------------------------------------------------------------------------------------------------------
Period from August 27, 1987
 (inception) through June 30, 1995

 Issuance of common stock                       $          --          740,863    $  1,616,706     $          --      $  1,616,706
 Issuance of common stock for services                                  72,428          84,500                --            84,500
 Issuance of common stock for license rights               --           10,820          12,625                --            12,625
 Issuance of warrants to purchase
  179,786 shares of common stock                           --               --           2,790                --             2,790
 Exercise of warrants                                      --          142,500          70,252                --            70,252
 Exercise of options                                       --           73,527         175,554                --           175,554
 Issuance of common stock under
  employee stock purchase plan                             --           21,082          58,651                --            58,651
 Issuance of 5,691,000 shares of Series A
  preferred stock, net of issuance costs            5,573,194               --              --                --         5,573,194
 Issuance of 2,657,881 shares of Series B
  preferred stock, net of issuance costs            1,653,888               --              --                --         1,653,888
 Conversion of preferred stock in connection
  with the initial public offering                 (7,227,082)       1,046,912       7,227,082                --                --
 Issuance of common stock at $8.00 per share
  in connection with initial public offering,
  net of issuance costs                                    --        1,840,000      12,817,000                --        12,817,000
Net loss                                                   --               --              --       (13,591,892)      (13,591,892)
                                                -----------------------------------------------------------------------------------

Balances at June 30, 1995                                  --        3,948,132      22,065,160       (13,591,892)        8,473,268

 Exercise of options                                       --           13,093          40,284                --            40,284
 Issuance of common stock under
  employee stock purchase plan                             --           21,260          53,823                --            53,823
 Issuance of common stock at $3.25 per share
  in connection with public offering,
  net of issuance costs                                    --        2,530,000       7,143,279                --         7,143,279
 Net loss                                                  --               --              --        (5,211,443)       (5,211,443)
                                                -----------------------------------------------------------------------------------

Balances at June 30, 1996                                  --        6,512,485      29,302,546        (18,803,335)      10,499,211
                                                           --
 Issuance of common stock for services                     --            5,000          23,750                 --           23,750
 Exercise of options                                       --            2,999          10,331                 --           10,331
 Issuance of common stock under
  employee stock purchase plan                             --           19,830          45,844                 --           45,844
 Net loss                                                  --               --              --         (7,368,588)      (7,368,588)
                                                -----------------------------------------------------------------------------------

Balances at June 30, 1997                                  --         6,540,314     29,382,471        (26,171,923)       3,210,548

 Issuance of warrants to purchase 125,000
  shares of common stock                                   --                --         40,500                 --           40,500
 Issuance of common stock and warrants
  at $0.55 per unit                                        --         1,010,410        555,725                 --          555,725
 Issuance of common stock under
  employee stock purchase plan                             --             2,975          2,202                 --            2,202
 Net loss                                                  --                --             --         (2,173,204)      (2,173,204)
                                                -----------------------------------------------------------------------------------
Balances at June 30, 1998                       $          --         7,553,699   $ 29,980,898     $  (28,345,127)    $   1,635,771
                                                ===================================================================================

See accompanying notes.

Neurobiological Technologies, Inc. (A development stage company)

STATEMENTS OF CASH FLOWS


                                                                                                               Period from
                                                                  Year ended June 30,                      August 27, 1987
                                                 -------------------------------------------------     (inception) through
                                                           1998               1997              1996         June 30, 1997
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net loss                                       $    (2,173,204)    $   (7,368,588)   $   (5,211,443)      $ (28,345,127)

Adjustments to reconcile net loss to
    net cash used in operating activities:
Depreciation and amortization                          128,402            122,773           123,095             596,414
    Issuance of common stock and warrants
       for license rights and services                  40,500                - -               - -             139,775
Changes in assets and liabilities:
    Prepaid expenses and other                         112,420            165,986          (152,594)            (59,016)
    Accounts payable and accrued expenses             (498,978)           103,404           102,338             497,578
                                               ------------------------------------------------------------------------
Net cash used in operating activities               (2,390,860)        (6,976,425)       (5,138,604)        (27,170,376)

INVESTING ACTIVITIES

    Purchase of investments                                - -         (1,462,723)      (11,263,339)        (33,839,678)
    Maturity of investments                          2,559,911          5,060,455        11,675,531          33,839,678
    Purchases of property and equipment, net            15,506            (25,645)          (90,039)           (366,799)
    Additions to patents and licenses                      - -                - -               - -            (283,062)
                                               ------------------------------------------------------------------------
Net cash provided by (used in) investing
    activities                                       2,575,417          3,572,087           322,153            (649,861)

FINANCING ACTIVITIES

    Proceeds of short-term borrowings                      - -                - -               - -             235,000
    Issuance of common stock                           557,927             79,925         7,237,386          22,614,041
    Issuance of preferred stock                            - -                - -               - -           6,992,082
                                               ------------------------------------------------------------------------

Net cash provided by financing activities              557,927             79,925         7,237,386          29,841,123

Increase (decrease) in cash and cash
    equivalents                                        742,484         (3,324,413)        2,420,935           2,020,886

Cash and equivalents at beginning of period          1,278,402          4,602,815         2,181,880                 - -
                                               ------------------------------------------------------------------------
Cash and equivalents at end of period          $     2,020,886     $    1,278,402    $    4,602,815       $   2,020,886
                                               ========================================================================

SUPPLEMENTAL DISCLOSURES:

Conversion of short-term borrowings to
    Series A preferred stock                   $           - -     $          - -    $          - -       $     235,000
                                               ========================================================================
Conversion of preferred stock to common
    stock                                      $           - -     $          - -    $          - -       $   7,227,082
                                               ========================================================================

See accompanying notes.

Neurobiological Technologies, Inc. (a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Neurobiological Technologies, Inc. ("NTI" or the "Company") is an emerging drug development company focused on the clinical testing and regulatory approval of neuroscience drugs. The Company's strategy is to in-license and develop drug candidates that target major medical needs and which can be rapidly commercialized. Drawing upon the experience of the Company's management in drug discovery, development, and clinical testing, The Company's efforts are focused on developing its licensed drug candidates for commercialization.

BASIS OF PRESENTATION

In the course of its development activities, the Company has incurred significant losses and expects additional losses in the fiscal year ending June 30, 1999. The Company believes that its available cash, cash equivalents and short-term investments of $2.0 million as of June 30, 1998 are adequate to fund its operations through the first quarter of fiscal 1999. The Company's ability to continue as a going concern is dependent upon obtaining additional financing. NTI will need to raise substantial additional capital to fund subsequent operations. The Company intends to seek such funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. The Company may seek to raise additional funds whenever market conditions permit. However, there can be no assurance that additional financing will be available from any of these sources, or, if available, that it will be available on acceptable terms. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

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

LICENSE REVENUE

In April 1998, the Company entered into a strategic research and marketing partnership with one party and a revenue-sharing partnership with another. Pursuant to this collaboration, the Company received a non-revocable license fee of $2.1 million during fiscal 1998. All obligations under this collaboration were completed by the Company as of June 30, 1998.

KEY SUPPLIER

The Company is dependent on one party for the manufacturing and supply of one of its drugs for the Company's human clinical trials and for the successful commercialization of the related product. Any failure on the part of this company in this regard could adversely effect the Company's business and results of operations.

CASH AND INVESTMENTS

Cash and cash equivalents include investments with original maturities of 90 days or less. Short-term investments consist of investments with original maturities of greater than 90 days. The Company has not realized any losses on its investments, which are highly liquid and subject to little risk. Furthermore, the Company reduces its credit risk by limiting the amount of credit exposure to any one financial institution.

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All of the Company's investment securities are classified as available for sale and are stated at amounts which approximate fair market value.

The Company did not have any material realized or unrealized gains or losses on its investments. Realized gains or losses, amortization of premiums, accretion of discounts and earned interest are included in investment income. The following is a summary of available for sale securities at June 30, 1998 and 1997:

                                                 1998                1997
                                 ----------------------------------------

Corporate obligations                      $       --          $2,501,705
Commercial paper                            1,088,589           1,197,836
US Government obligations                     899,502              39,241
  Accrued interest                              4,450              58,480
                                 ----------------------------------------
  Total                                    $1,992,541          $3,797,262
                                 ========================================

Included in cash and cash equivalents at June 30, 1998 and 1997 are available for sale securities of $1,992,541 and $1,237,351, respectively. Included in short-term investments at June 30, 1997 are available for sale securities of $2,559,911. By policy, the Company does not invest in securities that mature in more than 18 months. At June 30, 1998, all securities in the investment portfolio are classified as cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is calculated using the straight line method based on estimated useful lives of 2 to 7 years. The balances at June 30, 1998 and 1997 consisted of the following:

                                        1998             1997
                                 ----------------------------
Machinery and equipment          $   185,820    $     216,527
Furniture and fixtures               114,221          165,778

                                 ----------------------------
                                     300,041          382,305

Less accumulated depreciation       (246,594)        (184,950)
                                 ----------------------------
                                 $    53,447    $     197,355
                                 ============================

PATENTS AND LICENSES

Patents and licenses consist of the costs relating to license agreements covering certain patent rights to the Company's products. The costs are amortized using the straight line method over the shorter of the life of the patent or its economic useful life. Patents and licenses were fully amortized at June 30, 1998 and 1997.

NET LOSS PER SHARE

Net loss per share for all periods is presented under the requirements of FAS No. 128, "Earnings per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The effects of potentially dilutive securities have been excluded from the computation of basic and diluted net loss per share as their effect is antidilutive.

STOCK-BASED COMPENSATION

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" which establishes the fair value method of accounting for stock based compensation plans. The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the "disclosure only" alternative described in SFAS 123.

RELATED PARTY TRANSACTION

The president and chief executive officer of the Company is a member of the Board of Directors of a company that provided the Company with consulting services during the last two fiscal years. Amounts paid to this company for such services totaled $409,000 and $90,000 in the years ended June 30, 1998 and 1997, respectively.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued FAS No. 130, "Reporting Comprehensive Income," which established new standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. FAS 130 is effective for the Company's financial statements for the year ending June 30, 1999. There is expected to be no difference in the Company's historical net losses as reported and the comprehensive net losses under the provisions of FAS 130. Accordingly, the adoption of FAS 130 is expected to have no effect on the Company's reported results of operations.

In June 1997, the Financial Accounting Standards Board issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." FAS 131 will change the way companies report selected segment information in interim financial reports to shareholders. FAS 131 is effective for the Company's financial statements for the year ending June 30, 1999. The Company does not expect any changes necessary to comply with the provisions of FAS 131.

NOTE 2. OPERATING LEASE COMMITMENTS

The Company's lease for its premises in Richmond, California expires in April 1999, with an option to extend the new term of the lease for an additional one year period. Rent expense for the years ending June 30, 1998, 1997, and 1996 was $147,000, $157,000, and $143,000, respectively. Future minimum payment in fiscal 1999 is $24,500.

NOTE 3. STOCKHOLDERS' EQUITY

WARRANTS TO PURCHASE COMMON STOCK

At June 30, 1998, warrants to purchase 2,563,106 shares of common stock were outstanding at a weighted average exercise price of $1.98 per share. Of these, warrants to purchase 2,020,820 shares of common stock were issued in connection with a private financing completed in March 1998: warrants to purchase 1,010,410 of these shares at a price of $0.75 expire in September 1999; and 1,010,410 of these shares at a price of $1.50 expire in March 2001. Warrants to purchase 100,000 and 25,000 shares of common stock were issued as of April 1998 at a price per share of $1.25 and $3.00, respectively, in connection with the termination of a licensing agreement and expire in April 2001. Warrants to purchase 37,286 shares of common stock were issued between April 1990 and June 1991 at a price of $5.60 for licensing rights and consulting services and have expiration dates through June 30, 2001. Warrants to purchase 160,000 shares were issued in February 1994 to the underwriters of the initial public offering at a price of $9.60 and expire on February 15, 1999. Warrants to purchase 220,000 shares were issued in February 1996 to the underwriters of the secondary offering at a price of $3.90 and expire on February 15, 2001. The weighted average fair value of warrants issued during 1998 was $0.13 per share.

STOCK OPTION PLAN

The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock option awards because, as discussed below, the alternative fair value accounting provided under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's first stock option plans were adopted in 1989. In November 1993, the plans were combined and the 1993 Stock Plan was adopted. The 1993 Stock Plan was subject to amendment and/or restatement in February 1994, November 1994, October 1996, and November 1997. Two million shares of common stock have been reserved for issuance under the 1993 Stock Plan. In general, options are granted at fair market value on the date of the grant, have a term of 10 years and become exercisable over a period of up to 48 months.

In February 1998, the Board of Directors approved a stock option repricing program pursuant to which all employees of the Company (excluding certain executive officers) could elect to exchange their then outstanding employee stock options for new employee stock options (at a three-for-two ratio) having exercise prices of $0.563 per share (equal to the then fair market value), with exercisability generally prohibited until July 1998. Options to purchase a total of 105,146 shares of common stock with exercise prices ranging from $3.73 to $6.63 per share were exchanged for options to purchase 70,096 shares of common stock under this program.

A summary of the Company's stock option activity, and related information for the three years ended June 30, 1998 follows (all repricing activity is reflected as cancellations and subsequent grants):

                                          Number of Shares         Weighted Average
                                         Subject to Options         Exercise Price
                                   ------------------------------------------------
Balance at June 30, 1995                       907,386                        $4.04
  Options granted                               73,760                         5.59
  Options canceled                             (34,225)                        3.52
  Options exercised                            (21,376)                        3.68
                                   -----------------------------
Balance at June 30, 1996                       925,545                         4.19
  Options granted                              338,304                         2.58
  Options canceled                             (28,591)                        5.61
  Options exercised                             (2,999)                        3.44
                                   -----------------------------
Balance at June 30, 1997                     1,232,259                         3.72
  Options granted                              844,454                         1.66
  Options canceled                            (501,632)                        4.31
                                   -----------------------------
Balance at June 30, 1998                     1,575,081                         2.42
                                   =============================

At June 30, 1998, options to purchase 368,981 shares of common stock remained available for grant, and options to purchase 894,024 shares of common stock were exercisable at prices ranging from $0.563 to $8.00. The weighted average exercise price of options exercisable at June 30, 1998 was $3.06. The weighted average fair value of options granted during 1998, 1997 and 1996 were $1.09, $1.48 and $4.26, respectively.

The following table summarizes information concerning currently outstanding and exercisable options:

                    Options Outstanding                     Options Exercisable
----------------------------------------------------------------------------------------

                                 Weighted
                                  Average      Weighted                      Weighted
   Range of                      Remaining      Average                       Average
   Exercise          Shares     Contractual    Exercise          Shares       Exercise
     Prices     Outstanding    Life (years)       Price       Exercisable        Price
----------------------------------------------------------------------------------------
$  0.01 - 1.99      600,054        9.45        $  0.89            167,678    $  1.59
   2.00 - 3.99      869,259        6.61           3.22            634,128       3.24
   4.00 - 5.99       92,768        6.85           4.23             82,218       4.25
   6.00 - 8.00       13,000        7.44           6.94             10,000       7.04
                  ---------                                    ----------
                  1,575,081                                       894,024
                  =========                                    ==========

Pro forma information regarding net loss and net loss per share is required by SFAS 123, which requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method. The fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for fiscal 1996, 1997 and 1998: Expected volatility calculations based on historical data (.846), risk free interest rates based on U.S. government bonds with maturities equal to the expected option lives of 6 percent, expected option lives of five years, and no dividend yield.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                                 Year ended June 30,
                                                         --------------------------------------
                                                               1998          1997         1996
                                                         --------------------------------------
Net loss - as reported                                    $  (2,173)    $  (7,369)   $  (5,211)
Net loss - pro forma                                         (2,695)       (7,845)      (5,742)
Basic and diluted net loss per share - as reported            (0.32)        (1.13)       (1.05)
Basic and diluted net loss per share - pro forma              (0.39)        (1.20)       (1.15)

The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures in future years.

STOCK PURCHASE PLAN

Effective February 1994, the Company established an employee stock purchase plan under which the employees may purchase common stock at 85% of the lower of the share price at the beginning or end of a designated period. In November 1996, the amount of shares reserved for issuance under the plan was increased by 50,000 to 100,000. Under the plan, 34,847 shares remain available for issuance at June 30, 1998.

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

Significant components of the Company's deferred tax assets are as follows at June 30, 1998 and 1997 (in thousands):

                                                1998           1997
                                            ---------------------------
Net operating loss carryforward             $  10,000       $   9,210
Research and development carryforward           1,100             900
Capitalized research and development              500             700
                                            ---------------------------

Gross deferred tax assets                      11,600          10,810
Valuation allowance                           (11,600)        (10,810)
                                            ---------------------------

Net deferred tax assets                     $      --       $      --
                                            ===========================

The valuation allowance increased by $790,000 and $3,160,000 in fiscal years 1998 and 1997, respectively.

At June 30, 1998, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $27,000,000 and $12,000,000 respectively, which expire in tax years 1998 through 2012. The Company has federal tax credit carryforwards of approximately $700,000 which expire in tax years 2006 through 2012.

During the years ended June 30, 1991 and 1994, the Company experienced a "change in ownership" as defined by Section 382 of the Internal Revenue Code. As a result, utilization of the Company's net operating loss and credit carryforwards incurred prior to the "change in ownership" may be subject to annual limitation. If additional "changes in ownership" should occur, the availability of the Company's net operating loss and credit carryforwards incurred subsequent to the 1994 "change in ownership" may also be subject to an annual limitation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name                       Age     Position
--------------------------------------------------------------------------------
Paul E. Freiman            64      President and CEO and Director
Jian H. Johnson            61      Vice President, Regulatory Affairs
Behzad Khosrovi, Ph.D.     54      Vice President, Pharmaceuticals Development
Calvert Y. Yee             46      Vice President, Operations and Administration
Abraham E. Cohen           62      Chairman of the Board of Directors
Enoch Callaway, M.D.       74      Director
Theodore L. Eliot, Jr.     70      Director
Abraham D. Sofaer          60      Director
John B. Stuppin            65      Director

PAUL E. FREIMAN joined the Company as a director in April 1997 and was elected President and Chief Executive Officer in May 1997. He is the former chairman and chief executive officer of Syntex Corporation ("Syntex"), where he had a long and successful career and was instrumental in the sale of Syntex to Roche Holdings for $5.3 billion. He is credited with much of the marketing success of Syntex's lead product Naprosyn(R) and was responsible for moving the product to over-the-counter status, marketed by Proctor & Gamble as Aleve(R). Mr. Freiman is currently serving as chairman of the boards of Digital Gene Technologies, Inc., a private genomics company, and Otsuka America Pharmaceuticals, Inc., and serves on the boards of Penford Corporation, Calypte Biomedical Corporation and LifeScience Economics, Inc. He has been chairman of the Pharmaceutical Manufacturers Association of America (PhARMA) and has also chaired a number of key PhARMA committees. Mr. Freiman is also an advisor to Burrill & Co., a San Francisco merchant bank.

JIAN H. JOHNSON joined the Company in October 1992 as Director of Clinical and Regulatory Affairs. In August 1995, Ms. Johnson was promoted to Vice President, Regulatory Affairs. Prior to joining NTI, she spent twenty years with the Upjohn Company. Three of those years were spent in the area of drug discovery followed by positions of increasing responsibility in clinical research and drug registration. Ms. Johnson has extensive experience in drug development strategy, design of clinical protocols, management of clinical trials, and preparation of regulatory submissions, including INDs and NDAs. Ms. Johnson holds a B.S. degree from National Taiwan University and an M.S. degree from the University of Minnesota.

BEHZAD KHOSROVI, PH.D. has been Vice President, Pharmaceuticals Development since he joined the Company in January 1992. From July 1990 to December 1991, Dr. Khosrovi was a consultant to the pharmaceutical industry. Prior to July 1990, Dr. Khosrovi was employed 14 years with Cetus Corporation ("Cetus"), where he held various senior management positions, including Vice President, Development from 1985 until June 1990. At Cetus, Dr. Khosrovi was responsible for developing and managing Cetus' capability in manufacturing sciences. His responsibilities included process development, formulation design, product characterization and manufacture of products for clinical trials. Dr. Khosrovi holds an M.A. degree in Natural Sciences from the University of Cambridge in England and M.Sc. and Ph.D. degrees in Applied Microbiology from the University of Manchester's Institute of Science and Technology.

CALVERT Y. YEE has been Vice President, Operations and Administration of the Company since February 1991. Prior to joining NTI, Mr. Yee was employed for 15 years with Cetus, where he held both research and management positions, serving as Senior Director, Research and Development Administration and Operations from 1987 until September 1990. Mr. Yee holds an A.B. degree in bacteriology and an M.B.A. degree from the University of California, Berkeley.

ABRAHAM E. COHEN has been a director of the Company since March 1993 and has been Chairman of the Board of Directors since August 1993. From 1982 to 1992, Mr. Cohen served as Senior Vice President of Merck & Co. ("Merck") and from 1977 to 1988 as President of the Merck Sharp & Dohme International Division ("MSDI"). While at Merck, he played a key role in the development of Merck's international business, initially in Asia, then in Europe and, subsequently, as President of MSDI, which manufactures and markets human health products outside the United States. Since his retirement from Merck and MSDI in January 1992, Mr. Cohen has been active as an international business consultant. He is a director of six public companies: Agouron Pharmaceuticals, Inc., Akzo Nobel N.V., Smith Barney, Teva Pharmaceutical Industries, Ltd., Vion Pharmaceuticals, Inc., and Vasomedical, Inc.

ENOCH CALLAWAY, M.D. is a founder and former employee of the Company and has served as a director of the Company since September 1987. Dr. Callaway previously served as Chairman of the Board of Directors of the Company from September 1987 to November 1990, as Co-Chairman of the Board from November 1990 until August 1993, as Vice President from September 1988 until August 1993 and as Secretary from September 1988 until September 1991. Dr. Callaway has been Emeritus Professor of Psychiatry at the University of California, San Francisco since 1986, where he also served as Director of Research at the Langley Porter Psychiatric Institute from 1959 to 1988. He holds A.B. and M.D. degrees from Columbia University.

THEODORE L. ELIOT, JR. served as a director of the Company from September 1988 until April 1992 and as a Vice President from September 1988 until September 1991. He subsequently has served as a director of the Company since August 1992. Mr. Eliot retired from the United States Department of State in 1978 with the rank of Ambassador. He served as Dean of the Fletcher School of Law and Diplomacy from 1979 to 1985 and as Secretary General for the United States of the Bilderberg Meetings from 1981 to October 1993. Mr. Eliot is a director of Fiberstars, Inc., a publicly held company. Mr. Eliot holds B.A. and M.P.A. degrees from Harvard University.

ABRAHAM D. SOFAER has served as a director of the Company since April 1997. Mr. Sofaer is the first George P. Shultz Distinguished Scholar & Senior Fellow at the Hoover Institution, Stanford University, appointed in 1994. From 1990 to 1994, Mr. Sofaer was a partner at the legal firm of Hughes, Hubbard and Reed in Washington, D.C., where he represented several major U.S. public companies. From 1985 to 1990, he served as the Legal Adviser to the United States Department of State, where he was principal negotiator on several key international disputes. From 1979 to 1985, he served as a federal judge in the Southern District of New York. Mr. Sofaer is registered as a qualified arbitrator with the American Arbitration Association and is a member of the National Panel of the Center for Public Resolution of Disputes (CPR), a leading organization in the area of resolution of disputes outside litigation. He has mediated or is now mediating merger-acquisition arbitrations, commercial cases involving valuation of commercial technology, and major securities class action suits. Mr. Sofaer is on the International Advisory Board of Chugai Biopharmaceuticals, Inc. Mr. Sofaer holds a B.A. degree from Yeshiva College and a L.L.B. from New York University.

JOHN B. STUPPIN is a founder and employee of the Company and has served as a director of the Company since September 1988 and Treasurer from April 1991 until July 1994. From September 1987 until October 1990, Mr. Stuppin served as President of the Company, and from November 1990 to August 1993 as Co-Chairman of the Board of Directors, and from October 1990 until September 1991 as Executive Vice President. He also served as acting Chief Financial Officer of the Company from the Company's inception through December 1993. Mr. Stuppin is an investment banker and a venture capitalist. He has over 25 years experience in the start up and management of companies active in emerging technologies and has been the president of a manufacturing company. He is a director of Fiberstars, Inc. Mr. Stuppin holds an A.B. degree from Columbia College.

ITEM 10.   EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the section entitled "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement").

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements

   The following are included in Item 7 under Part II:

   Report of Ernst & Young, Independent Auditors

   Balance Sheets at June 30, 1998 and 1997

   Statements of Operations for each of the three years in the period ended June 30, 1998 and for the period from August 27, 1987 (inception) through June 30, 1998

   Statement of Stockholders' Equity for each of the three years in the period ended June 30, 1998 and for the period from August 27, 1987 (inception) through June 30, 1998

   Statement of Cash Flows for each of the three years in the period ended June 30, 1998 and for the period for August 27, 1987 (inception) through June 30, 1998

   Notes to Financial Statements

(b) Reports on Form 8-K

None.

(c) Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit
Number         Description
3.5            Restated Certificate of Incorporation of Registrant. (1)
3.2            Bylaws of Registrant. (1)
4.1            Form of Common Stock Certificate. (1)

4.2        Form of Warrant issued to Van Kasper & Co. (1)
4.3 Form of Warrant issued to Van Kasper & Co. and Gerard Klauer Mattison & Co., LLC. (1)
4.4        Form of Class A Warrant to Purchase Common Stock
4.5        Form of Class B Warrant to Purchase Common Stock
4.7        Form of Warrant to Purchase 25,000 Shares of Common Stock
4.8        Form of Warrant to Purchase 100,000 Shares of Common Stock
10.2       1993 Stock Plan of Neurobiological Technologies, Inc. (5)*
10.4 Form of Indemnity Agreement between the Registrant and its directors and officers. (1)*
10.5 Series B Preferred Stock Purchase and Exchange Agreement dated as of December 6, 1993. (1)
10.6 License Agreement between the Registrant and Research Corporation Technologies, Inc. dated May 30, 1990. (1)+
10.7       License Agreement among the Registrant, Dynorphin Partnership, Nancy
           M. Lee and Horace C. Loh dated April 1, 1989, as amended. (1)+
10.8 License Agreement between the Registrant and Immuno-Dynorphin Partnership dated October 1, 1990. (1)+
10.9 License Agreement between the Registrant and des-Tyr Dynorphin Partnership dated December 20, 1992. (1)+
10.10 License Agreement between the Registrant and DUZ Partnership dated December 20, 1992. (1)+
10.11 License Agreement between the Registrant and The Salk Institute for Biological Studies dated March 31, 1989, as amended. (1)+
10.12 License Agreement between the Registrant and the Regents of the University of California dated June 13, 1990, as amended. (1)+
10.13 Option Agreement between the Registrant and the Regents of the University of California dated December 1, 1992. (1)+
10.14 Lease dated August 22, 1994 between Registrant and Marina Westshore Partners, a Calif. limited partnership. (2)
10.15 License Agreement between the Registrant and Children's Hospital effective September 11, 1995, as amended on March 11, 1996. (3)+
10.16 Amended and Restated Neurobiological Technologies, Inc. Employee Stock Purchase Plan. (4)+
10.17 Second Amendment to Lease between Registrant and Marina Westshore Partners, dated May 15, 1998.
10.18 Cooperative Agreement among Registrant, Merz + Co. GmbH & Co. and Children's Medical Center Corp., effective as of April 16, 1998.++
10.19 Payment Agreement between the Registrant and Children's Medical Center Corp., effective as of April 16, 1998. ++
23.1       Consent of Ernst & Young LLP, Independent Auditors.
24.1       Power of Attorney. (See page 35)
27         Financial Data Schedule for the period ended June 30, 1998.
---------

(1) Previously filed as an exhibit to Issuer's Registration Statement on Form SB-2 (Registration No. 33-74118-LA) and is incorporated herein by reference.
(2) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995 and is incorporated herein by reference.

(3) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10- KSB for the year ended June 30, 1996 and is incorporated herein by reference.
(4) This exhibit is filed as an exhibit to Registrant's Registration Statement on Form S-8 (Registration Number 333-18519) filed December 20, 1996 and is incorporated herein by reference.
(5) This exhibit filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration Number 333-44097) filed January 1, 1998 and is incorporated herein by reference.
+Confidential treatment has been granted with respect to certain portions of these agreements.

++Confidential treatment has been requested with respect to certain portions of these agreements.

*This exhibit is a management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  September 28, 1998                  /s/ Paul E. Freiman
Neurobiological Technologies, Inc.          President, Chief Executive Officer

POWER OF ATTORNEY               (Exhibit 24.1)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul E. Freiman his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

Signature                             Title                                       Date
/s/ Paul E. Freiman                   President, Chief Executive Officer          September 28, 1998
------------------------------------
Paul E. Freiman                       (Principal Executive Officer
                                      and Principal Financial Officer
                                      and Principal Accounting Officer)
                                      and Director

/s/ Abraham E. Cohen                  Chairman of the Board                       September 28, 1998
-------------------------------------
Abraham E. Cohen

/s/ Enoch Callaway                    Director                                    September 28, 1998
-------------------------------------
Enoch Callaway

/s/ Theodore L. Eliot, Jr.            Director                                    September 28, 1998
-------------------------------------
Theodore L. Eliot, Jr.

/s/ Abraham D. Sofaer                 Director                                    September 28, 1998
-------------------------------------
Abraham D. Sofaer

/s/ John B. Stuppin                   Director                                    September 28, 1998
-------------------------------------
John B. Stuppin