Form 10QSB
period 1998-09-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 1998-11-12
CIK 918112

FORM 10-QSB

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

      Common Stock, $.001 Par Value -7,553,699- shares outstanding as of October 30, 1998

         Transitional Small Business Disclosure format    Yes [  ] No [X]

                                      INDEX

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

         Condensed Balance Sheets -- September 30, 1998 and June 30, 1998

         Condensed Statements of Operations -- Three months ended September 30, 1998 and 1997; Period from August 27, 1987 (inception) through September 30, 1998

         Condensed Statements of Cash Flows -- Three months ended September 30, 1998 and 1997; Period from August 27, 1987 (inception) through September 30, 1998

         Notes to Condensed Financial Statements -- September 30, 1998



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (Unaudited)


                              NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                (A development stage company)

                                   CONDENSED BALANCE SHEETS
                                         (Unaudited)

                                                           September 30,           June 30,
                                                               1998                 1998
                                                          ----------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                                $  1,343,371       $  2,020,886
   Prepaid expenses and other                                     61,284             59,016
                                                          ----------------------------------

      Total current assets                                     1,404,655          2,079,902

Property and equipment, net                                       37,729             53,447
                                                          ----------------------------------

                                                            $  1,442,384       $  2,133,349
                                                          ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                    $    446,214       $    497,578

Stockholders' equity:
   Common  stock,  $.001 par  value, 25,000,000
     shares  authorized,  7,553,699 outstanding at
     September 30, 1998 and June 30, 1998                     29,980,898         29,980,898
   Deficit accumulated during development stage              (28,984,728)       (28,345,127)
                                                          ----------------------------------

Total stockholders' equity                                       996,170          1,635,771
                                                          ----------------------------------

                                                            $  1,442,384       $  2,133,349

                                                          ==================================

See accompanying notes.



                                   NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                     (A development stage company)



                                   CONDENSED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                                                                      Period from
                                                   Three months ended             August 27, 1987
                                                                              (inception) through
                                                     September 30,
                                        ----------------------------------
                                                   1998           1997         September 30, 1998
                                        ----------------------------------------------------------
REVENUES

   License                                 $         --     $         --             $  2,100,000
   Grant                                             --               --                   49,900
                                        ----------------------------------------------------------

      Total revenue                                  --               --                2,149,900

EXPENSES

   Research and development                     440,573          697,584               22,728,954
   General and administrative                   222,036          621,467               10,560,187
                                        ----------------------------------------------------------
      Total expenses                            662,609        1,319,051               33,289,141

Operating loss                                 (662,609)      (1,319,051)             (31,139,241)

Interest income                                  23,008           43,165                2,154,513
                                        ----------------------------------------------------------


NET LOSS                                   $   (639,601)    $ (1,275,886)            $(28,984,728)
                                        ----------------------------------------------------------

BASIC AND DILUTED
    NET LOSS PER SHARE                     $      (0.08)    $      (0.20)
                                        ====================================

Shares used in basic and diluted
   net loss per share calculation             7,553,699        6,540,314
                                        ====================================

See accompanying notes.


                                     NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                        (A development stage company)

                                     CONDENSED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                               Period from
                                                          Three months ended               August 27, 1987
                                                             September 30,             (inception) through
                                                ---------------------------------
                                                       1998               1997          September 30, 1998
                                                -----------------------------------------------------------
OPERATING ACTIVITIES:
Net loss                                           $   (639,601)    $ (1,275,886)             $(28,984,728)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization                         15,718           31,489                   612,132
   Issuance of common stock and warrants
     for license rights and services                         --               --                   139,775
    Changes in assets and liabilities:
     Prepaid expenses and other                          (2,268)          57,359                   (61,284)
     Accounts payable and accrued expenses              (51,364)        (314,158)                  446,214
                                                -----------------------------------------------------------
Net cash used in operating activities                  (677,515)      (1,501,196)              (27,847,891)
                                                -----------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of investments                                      --               --               (33,839,678)
Sale of investments                                          --        2,559,911                33,839,678
Purchases of property and equipment                          --               --                  (366,799)
Additions to patents and licenses                            --               --                  (283,062)
                                                -----------------------------------------------------------
   Net cash (used in) provided by
    investing activities                                     --        2,559,911                  (649,861)


FINANCING ACTIVITIES:
Proceeds of short-term borrowings                            --               --                   235,000
Issuance of common stock                                     --               --                22,614,041
Issuance of preferred stock                                  --               --                 6,992,082
                                                -----------------------------------------------------------
   Net cash provided by financing activities                 --               --                29,841,123

Increase (decrease) in cash and
   cash equivalents                                    (677,515)       1,058,715                 1,343,371

Cash and equivalents at beginning of period           2,020,886        1,278,402                        --
                                                -----------------------------------------------------------

Cash and equivalents at end of period              $  1,343,371     $  2,337,117              $  1,343,371
                                                ===========================================================

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
September 30, 1998

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1998.

         The Company believes that its available cash and cash equivalents of $1.3 million as of September 30, 1998 are adequate to fund its operations through the second quarter of fiscal 1999. The Company will need to raise substantial additional capital to fund subsequent operations beyond the second quarter of fiscal 1999. The Company intends to seek funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. However, there can be no assurance that funding will be available on favorable terms from any of these sources, if at all. If such funding is unavailable, the Company will be required to delay, scale back, or eliminate one or more of its research, discovery, or development projects, including clinical trials, and to make future reductions in workforce and the Company will need to consider obtaining funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish. and other restructuring alternatives, including the license or sale of certain of its assets and technology, discontinuing operations or liquidation.

BASIC AND DILUTED NET LOSS PER SHARE

         Net loss per share is presented under the requirements of Financial Accounting Standards Board ("FAS") No. 128, "Earnings per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The effects of potentially dilutive securities have been excluded from the computation of basic and diluted net loss per share as their effect is antidilutive.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued FAS No. 130 "Reporting Comprehensive Income," which established new standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. FAS 130 is effective for the Company's financial statements for the year ending June 30, 1999. There is no difference in the Company's historical net losses as reported and the comprehensive net losses under the provisions of FAS 130.

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

         NTI currently has two product candidates in Phase II clinical trials. The Company is developing Memantine, an orally available compound that appears to restore the function of impaired neurons by modulation activity of the NMDA receptor, integral to the membranes of such cells. Such restoration of function may inhibit injured or damaged neurons from firing abnormally, a pathological process associated with many neurological conditions, including dementia, Alzheimer's disease, neuropathic pain, and AIDS dementia. The Company is also
developing   XERECEPT(TM),   a  synthetic   preparation
of the human peptide Corticotropin-Releasing Factor, which the Company believes has novel anti-edema properties. NTI is developing XERECEPT as a treatment for peritumoral brain edema (swelling of the brain caused by a tumor). XERECEPT has been granted orphan drug designation by the FDA. Significant additional preclinical testing and clinical testing will be required prior to submission of any regulatory application for the commercial use of these products. There can be no assurance that the Company will have the financial resources necessary to conduct future clinical trials or that such trials, if conducted, will demonstrate an adequate level of safety or efficacy for commercialization of these products.

         Since 1987 when NTI was founded, the Company has applied a majority of its resources to its research and development programs. The Company is a development stage company, has not received any revenue from the sale of products, and does not anticipate receiving revenue from the sale of products in the near future. The Company has incurred losses since its inception and expects to incur substantial, increasing losses due to ongoing and planned research and development efforts. As part of the strategic planning process, the Company has limited expenditures to only two drug candidates. The Company will need to obtain additional financing to continue operations beyond the second quarter of fiscal 1999.

RESULTS OF OPERATIONS

         The Company's research and development expenses decreased to approximately $441,000 in the three months ended September 30, 1998 from approximately $698,000 in the same period of the prior year. The decrease was primarily due to the Company narrowing its clinical focus to the development of two product candidates. General and administrative expenses decreased to approximately $222,000 in the three months ended September 30, 1998 from $621,000 in the three months ended September 30, 1997. The decrease was primarily due to decreased expenditures in activities relating to seeking financing and corporate partnerships, reduction in workforce and lower facility costs. Interest income decreased to $23,000 in the three months ended September 30, 1998 from $43,000 in the same period of the prior year primarily due to lower average cash balances.

         The Company expects to incur substantial ongoing costs primarily for Phase II clinical trials for its development programs and related administrative support. Assuming that the Company obtains financing to continue operations, the Company expects that its expenditures will continue to increase as its products move through Phase II and, if the Phase II trials are successful, Phase III clinical trials.

LIQUIDITY AND CAPITAL RESOURCES

         The Company expects its cash requirements to increase significantly in future periods. Future cash requirements will depend on numerous factors, including: the in-licensing of potential drug candidates; the progress on development programs; the time and costs involved in seeking to obtain regulatory approval; the ability of the Company to establish collaborative arrangements; product commercialization activities; and the acquisition of manufacturing or laboratory facilities. As part of the strategic planning process, the Company has limited expenditures to only two drug candidates, which allowed the Company to reduce its workforce from 22 to 11 persons, many of whom are employed part-time.

         From inception through September 30, 1998, the Company has raised a total of $29.8 million in net proceeds from the sale of common and preferred stock.

         The Company believes that its available cash and cash equivalents of $1.3 million as of September 30, 1998 are adequate to fund its operations through the second quarter of fiscal 1999. The Company will need to raise substantial additional capital to fund subsequent operations beyond the second quarter of fiscal 1999. The Company intends to seek funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. However, there can be no assurance that funding will be available on favorable terms from any of these sources, if at all. If such funding is unavailable, the Company will be required to delay, scale back, or eliminate one or more of its research, discovery, or development projects, including clinical trials, and to make further reductions in workforce and the Company will need to comsider obtaining funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish, and other restructuring alternatives, including the license or sale of certain of its assets and technology, discontinuing operations or liquidation.

IMPACT OF YEAR 2000 ISSUE

         Year 2000 ("Y2K") exposure is the result of computer programs using two instead of four digits to represent the year. These computer programs may erroneously interpret dates beyond the year 1999, which could cause system failures or other computer errors, leading to disruptions in operations.

         The Company has completed an assessment of its computer systems. The Company only uses commercially available software and will continue to install Y2K compliant upgrades during 1999. The Company believes that such systems will function properly with respect to dates in the Y2K and thereafter. The Company is assessing the possible effects on the Company's operations of the Y2K readiness of key subcontractors. We then intend to contact these subcontractors to determine their Y2K readiness. The potential impact of Y2K compliance and related cost are not known at this time and Y2K problems could result in material adverse consequences to the Company. At present, given the Company's financial position, the Company does not intend to create a contingency plan if Y2K readiness is not achieved.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

         The Company believes that its available cash and cash equivalents of $1.3 million as of September 30, 1998 are adequate to fund its operations through the second quarter of fiscal 1999. In addition, the Company will require substantial additional funds beyond the second quarter of fiscal 1999 to conduct the research and development and preclinical and clinical testing of its potential products and to market any products that may be developed. The Company intends to seek such additional funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. There can be no assurance that additional financing will be available from any of these sources, or, if available, that it will be available on acceptable terms. The Company may seek to raise additional funds whenever market conditions so permit. If additional funds are raised by issuing equity securities, further significant dilution to existing shareholders may result. If such funding is unavailable, the Company will be required to delay, scale back, or eliminate one or more of its research, discovery, or development projects, including clinical trials, and to make further reductions in workforce and the Company will need to consider obtaining funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish, and other restructuring alternatives, including the license or sale of certain of its assets and technology, discontinuing operations or liquidation.

         Although the Company currently plans to contract with third parties to manufacture clinical and commercial scale quantities of its potential products, to the extent the Company subsequently determines to establish its own manufacturing facilities, the Company will require substantial additional capital. The Company's future capital requirements depend on numerous factors, including the amount of royalties received from Merz for future sales of Memantine; the progress of the Company's research, preclinical development and clinical development programs, the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; competing technological and market developments; changes in the Company's existing research relationships; the ability of the Company to establish collaborative relationships; the development of commercialization activities and arrangements; and the purchase of additional capital equipment.

GOING CONCERN DISCLOSURE IN INDEPENDENT AUDITORS' REPORT

         The report of the Company's independent auditors with respect to the Company's financial statements included in Form 10-KSB for the year ended June 30, 1998 includes a "going concern" modification, indicating that the Company's recurring losses during the development state raise substantial doubt about the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Condensed Financial Statements."

EARLY STAGE OF DEVELOPMENT:  TECHNOLOGICAL UNCERTAINTY

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

DEPENDENCE ON MERZ AND ON OTHER THIRD PARTIES

         The Company has only limited internal resources and thus the Company has relied and will continue to rely heavily on others for research, development, manufacture and commercialization of its potential products. With respect to Memantine, the Company is dependent on Merz for the manufacturing and supply of drug for the Company's clinical trials, and the successful commercialization of the product to treat neuropathic pain and AIDS-related dementia. The only revenue that the Company will receive in the future for Memantine are royalties received on product sales by Merz. Any failure by Merz to successfully commercialize Memantine after its development will have a material adverse effect on the Company's business, financial condition and results of operations.

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

GOVERNMENT REGULATION AND PRODUCT APPROVAL

         The FDA and state and local agencies, and comparable agencies and entities in foreign countries, impose substantial requirements on the manufacturing and marketing of human therapeutics through lengthy and detailed laboratory, preclinical animal studies and clinical testing procedures, sampling activities, and other costly and time consuming procedures. Satisfaction of these requirements typically takes many years and varies substantially based on the type, complexity, and novelty of the drug. The effect of government regulation may be to delay for a considerable period of time or prevent the marketing of any product that the Company may develop and/or to impose costly procedures upon the Company's activities, the result of which may be to furnish an advantage to its competitors. There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis or at all. Any such delay in obtaining or failure to obtain such approvals would adversely affect the marketing of the Company's proposed products and its ability to earn product revenues or royalties. In addition, success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. As with any regulated product, additional government regulations may be promulgated which could delay regulatory approval of the Company's potential products. Adverse government regulation which might arise from future legislation or administrative action cannot be predicted.

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

MANUFACTURING LIMITATIONS

         The Company currently does not have its own manufacturing facilities to manufacture products under the current Good Manufacturing Practices (cGMP) requirements prescribed by the FDA. The Company has established arrangements with its corporate collaborator, Merz, and with contract manufacturers to supply potential products for preclinical and clinical trials and intends to establish similar arrangements for the manufacture, packaging, labeling and distribution of products, if approved for marketing. If the Company's contractors are unable to supply sufficient quantities of product candidates manufactured in accordance with cGMP on acceptable terms, or if the Company were unable to contract for supplies of such product candidates because of lack of financing, the Company's preclinical and human clinical testing schedule would be delayed. If the Company should encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its products, market introduction and subsequent sales of such products would be adversely affected. Moreover, collaborators and contract manufacturers that the Company may use must adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products would be adversely affected. The Company's dependence on third parties for the manufacture of products may adversely affect the Company's results of operations and its ability to develop and deliver products on a timely and competitive basis.

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

DEPENDENCE ON QUALIFIED PERSONNEL AND ADVISORS

         The Company is highly dependent upon its scientific and management staff and on consultants and advisors, the loss of whose services might significantly delay the achievement of planned development objectives. During fiscal year 1998, the Company reduced its workforce from 22 to 11 persons, many of whom are employed part time. The Company believes that this reduction in force has not damaged its ability to manage ongoing human clinic trials. However, a further reduction in force would have a material adverse effect on the Company's operations.

         In addition, the Company is dependent on collaborators at research institutions. Recruiting and retaining qualified personnel, collaborators, advisors and consultants will be critical to the Company's success. There is intense competition for such qualified personnel in the area of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain the personnel necessary for the development of the Company's business. The inability to acquire such services or to develop needed expertise could have a material adverse effect on the Company's operations.

Note: Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Conditions and Results of Operations and other sections of this quarterly report are forward looking statements that involve risks and uncertainties, including the ability to raise capital; properly design, implement, and complete planned trials; meet regulatory requirements; demonstrate safety and efficacy for product candidates; manage third party contractors; and avoid infringement of third party proprietary rights, as well as other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Actual results may differ materially from those projected. These forward looking statements represent the Company's judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update these forward looking statements.



                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27: Financial Data Schedule for the period ended September 30, 1998.

Reports: The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: November 12, 1998   /s/ Paul E. Freiman
                           ----------------------------------
                           Paul E. Freiman
                           President, Chief Executive Officer
                           (Principal Executive and
                           Accounting Officer) and Director