Form 10QSB
period 1998-12-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 1999-02-11
CIK 918112

FORM 10-QSB

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                 Common Stock, $.001 Par Value-7,553,699-shares
                       outstanding as of January 31, 1999

          Transitional Small Business Disclosure format Yes [ ] No [X]

                                      INDEX

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         Condensed Balance Sheets -- December 31, 1998 and June 30, 1998

         Condensed Statements of Operations -- Three and six months ended December 31, 1998 and 1997;
         Period from August 27, 1987 (inception) through December 31, 1998

         Condensed Statements of Cash Flows -- Six months ended December 31, 1998 and 1997;
         Period from August 27, 1987 (inception) through December 31, 1998

         Notes to Condensed Financial Statements -- December 31, 1998


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

SIGNATURES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

                                     NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                        (A development stage company)

                                          CONDENSED BALANCE SHEETS
                                                 (Unaudited)

                                                                     December 31,                June 30,
                                                                          1998                     1998
                                                                       ------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                                           $    519,523            $  2,020,886
   Prepaid expenses and other                                                47,486                  59,016
                                                                       ------------------------------------
      Total current assets                                                  567,009               2,079,902

Property and equipment, net                                                  20,828                  53,447
                                                                       ------------------------------------
                                                                       $    587,837            $  2,133,349
                                                                       ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                               $    532,227            $    497,578

Stockholders' equity:
   Common  stock,  $.001 par  value, 25,000,000 shares
     authorized, 7,553,699 outstanding at December 31, 1998
     and June 30, 1998                                                   29,980,898              29,980,898
   Deficit accumulated during development stage                         (29,925,288)            (28,345,127)
                                                                       ------------------------------------
Total stockholders' equity                                                   55,610               1,635,771
                                                                       ------------------------------------
                                                                       $    587,837            $  2,133,349
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

                                           NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                             (A development stage company)


                                           CONDENSED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                       Three months ended                   Six months ended               Period from
                                            December 31,                      December 31,             August 27, 1987
                                 ----------------------------------------------------------------- (inception) through
                                     1998               1997              1998            1997       December 31, 1998
                                 ------------------------------------------------------------------------------------
REVENUES
   License                       $       --        $       --        $       --        $       --        $  2,100,000
   Grant                                 --                --                --                --              49,900
                                 ------------------------------------------------------------------------------------

      Total revenue                      --                --                --                --           2,149,900


EXPENSES

   Research and development           619,104           448,313         1,059,677         1,145,897        23,348,058
   General and administrative         333,170           775,524           555,206         1,396,991        10,893,357
                                 ------------------------------------------------------------------------------------

      Total expenses                  952,274         1,223,837         1,614,883         2,542,888        34,241,415

Operating loss                       (952,274)       (1,223,837)       (1,614,883)       (2,542,888)      (32,091,515)

Interest income                        11,714            24,109            34,722            67,274         2,166,227
                                 ------------------------------------------------------------------------------------


NET LOSS                         $   (940,560)     $ (1,199,728)     $ (1,580,161)     $ (2,475,614)     $(29,925,288)
                                 ====================================================================================


BASIC & DILUTED
    NET LOSS PER SHARE           $      (0.12)     $      (0.18)     $      (0.21)     $      (0.38)
                                 ==================================================================


Shares used in basic
    & diluted net loss
    per share calculation           7,553,699         6,541,306         7,553,699         6,540,810
                                 ==================================================================

See accompanying notes.

                                         NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                           (A development stage company)

                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                 Six months ended                       Period from
                                                                    December 31,                    August 27, 1987
                                                          ----------------------------------    (inception) through
                                                              1998                  1997          December 31, 1998
                                                          --------------------------------------------------------
OPERATING ACTIVITIES:
Net loss                                                  $ (1,580,161)         $ (2,475,614)         $(29,925,288)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization                                32,619                57,920               629,033
   Issuance of common stock and warrants
     for license rights and services                              --                    --                 139,775
   Changes in assets and liabilities:
     Prepaid expenses and other                                 11,530                89,182               (47,486)
     Accounts payable and accrued expenses                      34,649              (132,328)              532,227
                                                          --------------------------------------------------------

Net cash used in operating activities                       (1,501,363)           (2,460,840)          (28,671,739)
                                                          --------------------------------------------------------


INVESTING ACTIVITIES:
Purchase of investments                                           --                    --             (33,839,678)
Sale of investments                                               --               2,559,911            33,839,678
Purchases of property and equipment                               --                    --                (366,799)
Additions to patents and licenses                                 --                    --                (283,062)
                                                          --------------------------------------------------------

   Net cash (used in) provided by
    investing activities                                          --               2,559,911              (649,861)


FINANCING ACTIVITIES:
Proceeds of short-term borrowings                                 --                    --                 235,000
Issuance of common stock                                          --                   2,201            22,614,041
Issuance of preferred stock                                       --                    --               6,992,082
                                                          --------------------------------------------------------

   Net cash provided by financing activities                      --                   2,201            29,841,123

Increase (decrease) in cash and
   cash equivalents                                         (1,501,363)              101,272               519,523

Cash and equivalents at beginning of period                  2,020,886             1,278,402                  --
                                                          --------------------------------------------------------

Cash and equivalents at end of period                     $    519,523          $  1,379,674          $    519,523
                                                          ========================================================

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
December 31, 1998

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1998.

         The Company believes that its available cash and cash equivalents of $.5 million as of December 31, 1998 may be adequate to fund its operations through the third quarter of fiscal 1999. The Company will need to raise substantial additional capital to fund subsequent operations beyond the third quarter of fiscal 1999. The Company intends to seek funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. However, there can be no assurance that funding will be available on favorable terms from any of these sources, if at all. If such funding is unavailable, the Company will be required to delay, scale back, or eliminate one or more of its research, discovery, or development projects, including clinical trials, and to make future reductions in workforce. In addition, if such funding is unavailable, the Company will need to consider obtaining funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish, and to consider other restructuring alternatives, including the license or sale of certain of its assets and technology, discontinuing operations or liquidation.

BASIC AND DILUTED NET LOSS PER SHARE

         Net loss per share is presented under the requirements of Financial Accounting Standards Board ("FAS") No. 128, "Earnings per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The effects of potentially dilutive securities have been excluded from the computation of basic and diluted net loss per share because their effect is antidilutive.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued FAS No. 130, "Reporting Comprehensive Income" which establishes new standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. FAS 130 is effective for the Company's financial statements for the year ending June 30, 1999. There is no difference in the Company's historical net losses as reported and the comprehensive net losses under the provisions of FAS 130.

         In June 1997, the Financial Accounting Standards Board also issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." FAS 131 changes the way companies report selected segment information in interim financial reports to stockholders. FAS 131 is effective for the Company's financial statements for the year ending June 30, 1999. The Company does not expect any changes necessary to comply with the provisions of FAS 131.


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

         NTI currently has two product candidates in Phase II clinical trials. The Company is developing Memantine, an orally available compound that appears to restore the function of impaired neurons by modulation activity of the N-methyl-D-aspartate ("NMDA") receptor, integral to the membranes of such cells. Such restoration of function may inhibit injured or damaged neurons from firing abnormally, a pathological process associated with many neurological conditions, including dementia, Alzheimer's disease, neuropathic pain, and AIDS dementia. During the second quarter of fiscal 1999, the Company initiated a Phase IIB human clinical trial to evaluate Memantine as a treatment for painful peripheral diabetic neuropathy. Quintiles CNS
Therapeutics ("Quintiles"), a leading contract research organization with experience in neurology, will jointly manage the trial with NTI. Quintiles is a business unit of Quintiles Transnational Corp., the market leader in providing a full range of integrated product development and marketing services to the pharmaceutical, biotechnology, and medical device industries. Quintiles is headquartered near Research Triangle Park, North Carolina. The Company is also developing XERECEPT(TM), a synthetic preparation of the human peptide Corticotropin-Releasing Factor, which the Company believes has novel anti-edema properties. NTI is developing XERECEPT as a treatment for peritumoral brain edema (swelling of the brain caused by a tumor). XERECEPT has been granted orphan drug designation by the FDA. Significant additional preclinical and clinical testing will be required prior to submission of any regulatory application for the commercial use of these products. There can be no assurance that the Company will have the financial resources necessary to conduct future clinical trials or that such trials, if conducted, will demonstrate an adequate level of safety or efficacy for commercialization of these products.

         Since 1987 when NTI was founded, the Company has applied a majority of its resources to its research and development programs. The Company is a development stage company, has not received any revenue from the sale of products, and does not anticipate receiving revenue from the sale of products in the near future. The Company has incurred losses since its inception and expects to incur substantial, increasing losses due to ongoing and planned research and development efforts. As part of the strategic planning process, the Company has limited expenditures to only two drug candidates. The Company will need to obtain additional financing to continue operations beyond the third quarter of fiscal 1999.

RESULTS OF OPERATIONS

         The Company's research and development expenses increased to approximately $619,000 in the three months ended December 31, 1998 from approximately $448,000 in the same period of the prior year. The increase was primarily due to the initiation of a Phase IIB human clinical trial to evaluate Memantine as a treatment for peripheral diabetic neuropathy. General and administrative expenses decreased to approximately $333,000 in the three months ended December 31, 1998 from $776,000 in the three months ended December 31, 1997. The decrease was primarily due to decreased expenditures in activities relating to seeking financing and corporate partnerships, a reduction in workforce and lower facility costs. Interest income decreased to $12,000 in the three months ended December 31, 1998 from $24,000 in the same period of the prior year primarily due to lower average cash balances.

         The Company expects to incur substantial ongoing costs primarily for Phase II clinical trials for its development programs and related administrative support. If the Company obtains financing to continue operations, the Company expects that its expenditures will continue to increase as its products move through Phase II clinical trials and, if the Phase II clinical trials are successful, through Phase III clinical trials.

LIQUIDITY AND CAPITAL RESOURCES

         The Company expects its cash requirements to increase significantly in future periods. Future cash requirements will depend on numerous factors, including: the in-licensing of potential drug candidates; the progress on development programs; the time and costs involved in seeking regulatory approval; the ability of the Company to establish collaborative arrangements; product commercialization activities; and the acquisition of manufacturing or laboratory facilities. As part of the strategic planning process, the Company has limited expenditures to two drug candidates, which has allowed the Company to reduce its workforce by approximately 50% during fiscal 1998, some of whom are employed part-time.

         From inception through December 31, 1998, the Company has raised a total of $29.8 million in net proceeds from the sale of common and preferred stock.

         The Company believes that its available cash and cash equivalents of $.5 million as of December 31, 1998 may be adequate to fund its operations through the third quarter of fiscal 1999. The Company will need to raise substantial additional capital to fund subsequent operations beyond the third quarter of fiscal 1999. The Company intends to seek funding through public or private financings, through collaborative or other arrangements with corporate partners, and from other sources. However, there can be no assurance that funding will be available on favorable terms from any of these sources, if at all. If such funding is unavailable, the Company will be required to delay, scale back, or eliminate one or more of its research, discovery, or development projects, including clinical trials, and to make further reductions in workforce. In addition, the Company will need to consider obtaining funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish, and to consider other restructuring alternatives, including the license or sale of certain of its assets and technology, discontinuing operations or liquidation.

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

The Company intends to contact key subcontractors to determine their Y2K readiness. The potential impact of Y2K compliance and related cost are not known at this time, and Y2K problems could result in material adverse consequences to the Company. At present, given the Company's financial position, the Company does not intend to create a contingency plan if Y2K readiness is not achieved.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

         The Company believes that its available cash and cash equivalents of $.5 million as of December 31, 1998 may be adequate to fund its operations through the third quarter of fiscal 1999. In addition, the Company will require substantial additional funds beyond the third quarter of fiscal 1999 to conduct the research and development and preclinical and clinical testing of its potential products and to market any products that may be developed. The Company intends to seek such additional funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. There can be no assurance that additional financing will be available from any of these sources, or, if available, that it will be available on acceptable terms. The Company may seek to raise additional funds whenever market conditions so permit. If additional funds are raised by issuing equity securities, further significant dilution to existing stockholders may result. If such funding is unavailable, the Company will be required to delay, scale back, or eliminate one or more of its research, discovery, or development projects, including clinical trials, and to make further reductions in workforce. In addition, the Company will need to consider obtaining funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish, and to consider other restructuring alternatives, including the license or sale of certain of its assets and technology, discontinuing operations or liquidation.

         Although the Company currently plans to contract with third parties to manufacture clinical and commercial scale quantities of its potential products, to the extent the Company subsequently determines to establish its own manufacturing facilities, the Company will require substantial additional capital. The Company's future capital requirements depend on numerous factors, including the amount of upfront, milestone, and royalty payments received pursuant to the Company's research and marketing alliance with Merz + Co. GmbH & Co. of Frankfurt, Germany ("Merz") for future sales of Memantine; the progress of the Company's research, preclinical development and clinical development programs; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; competing technological and market developments; changes in the Company's existing research relationships; the ability of the Company to establish collaborative relationships; the development of commercialization activities and arrangements; and the purchase of additional capital equipment.

GOING CONCERN DISCLOSURE IN INDEPENDENT AUDITORS' REPORT

         The report of the Company's independent auditors with respect to the Company's financial statements included in Form 10-KSB for the year ended June 30, 1998 includes a "going concern" modification, indicating that the Company's recurring losses during the development stage raise substantial doubt about the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Condensed Financial Statements."

EARLY STAGE OF DEVELOPMENT:  TECHNOLOGICAL UNCERTAINTY

         NTI is at an early stage of development and currently has no marketed products. The Company's potential products are in clinical development, and no revenues have been generated from product sales. To date, most of the Company's resources have been dedicated to the research and development of selected candidate pharmaceutical products, and there can be no assurance that the Company will be able to develop a candidate product that will receive required regulatory approvals or be successfully commercialized. The Company is currently evaluating two potential products in Phase II clinical trials. Results attained in preclinical studies and in such early stage clinical trials are not necessarily indicative of results that will be obtained upon further human clinical testing. The products currently under development by the Company will require significant additional clinical testing prior to submission of any regulatory application for commercial use. Such activities will require substantial resources and will necessitate the raising of substantial additional capital.

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

DEPENDENCE ON MERZ AND ON OTHER THIRD PARTIES

         The Company has only limited internal resources and thus the Company has relied and will continue to rely heavily on others for research, development, manufacture and commercialization of its potential products. With respect to Memantine, the Company is dependent on Merz for the manufacturing and supply of the drug for the Company's clinical trials, and the successful commercialization of the product to treat neuropathic pain and AIDS-related dementia. The only revenue that the Company will receive in the future for Memantine are upfront, milestone and royalty payments received on product sales and/or third party contracts by Merz. Any failure by Merz to successfully commercialize Memantine after its development will have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company has entered into various arrangements (many of which are non-exclusive) with consultants, academic collaborators, licensors, licensees, contractors and others, and the Company is dependent upon the level of commitment and subsequent success of these outside parties in performing their responsibilities. Certain of these agreements place responsibility for preclinical testing and human clinical trials and for preparing and submitting submissions for regulatory approval for potential products on the collaborator, licensor or contractor. Should such collaborator, licensor or contractor fail to perform, the Company's business may be adversely affected.

         The Company has entered into certain agreements and licenses with third parties, a number of which require the Company to pay royalties and make other payments. Failure by the Company to make such payments could cause the Company to lose rights to technology or data under these agreements.

         The Company has relied on scientific, technical, clinical, commercial and other data supplied and disclosed by others in entering into these agreements and will rely on such data in support of applications to enter human clinical trials for its potential products. Although the Company has no reason to believe that this information contains errors or omissions of fact, there can be no assurance that there are no errors or omissions of fact that would change materially the Company's view of the future likelihood of FDA approval or commercial viability of its potential products.

GOVERNMENT REGULATION AND PRODUCT APPROVAL

         The FDA, state and local agencies, and comparable agencies and entities in foreign countries, impose substantial requirements on the manufacturing and marketing of human therapeutics through lengthy and detailed laboratory, preclinical animal studies and clinical testing procedures, sampling activities, and other costly and time consuming procedures. Satisfaction of these requirements typically takes many years and varies substantially based on the type, complexity, and novelty of the drug. The effect of government regulation may be to delay for a considerable period of time or prevent the marketing of any product that the Company may develop and/or to impose costly procedures upon the Company's activities, the result of which may be to furnish an advantage to its competitors. There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis or at all. Any such delay in obtaining or failure to obtain such approvals would adversely affect the marketing of the Company's proposed products and its ability to earn product revenues or royalties. In addition, success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. As with any regulated product, additional government regulations may be promulgated which could delay regulatory approval of the Company's potential products. Adverse government regulation which might arise from future legislation or administrative action cannot be predicted.

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

MANUFACTURING LIMITATIONS

         The Company currently does not have its own manufacturing facilities to manufacture products under the current Good Manufacturing Practices ("cGMP") requirements prescribed by the FDA. The Company has established arrangements with its corporate collaborator, Merz, and with contract manufacturers to supply potential products for preclinical and clinical trials and intends to establish similar arrangements for the manufacture, packaging, labeling and distribution of products, if approved for marketing. If the Company's contractors are unable to supply sufficient quantities of product candidates manufactured in accordance with cGMP on acceptable terms, or if the Company is unable to contract for supplies of such product candidates because of lack of financing, the Company's preclinical and human clinical testing schedule would be delayed. If the Company should encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its products, market introduction and subsequent sales of such products would be adversely affected. Moreover, collaborators and contract manufacturers that the Company may use must adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products would be adversely affected. The Company's dependence on third parties for the manufacture of products may adversely affect the

Company's results of operations and its ability to develop and deliver products on a timely and competitive basis.

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

DEPENDENCE ON QUALIFIED PERSONNEL AND ADVISORS

         The Company is highly dependent upon its scientific and management staff and on consultants and advisors, the loss of whose services might significantly delay the achievement of planned development objectives. During the quarter, Behzad Khosrovi, Ph.D., VP Pharmaceuticals Development, moved from the list of part-time employees to become a consultant for the Company. The Company believes that this reduction in force has not damaged its ability to manage ongoing human clinic trials. However, a further reduction in force could have a material adverse effect on the Company's operations.

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

SUBSEQUENT EVENTS

      On January 8, 1999, the Company received a loan of $200,000 from Merz. The loan will be repaid upon Merz signing an agreement with a third party regarding the development and marketing of Memantine for the indication of dementia and/or neuropathic pain with automatic compensation and payments (pursuant to article
8.5 of the license and cooperation agreement dated April 16, 1998 between NTI, Merz, and Children's Medical Center Corporation) to NTI. If no such agreement occurs, the loan will be repaid by December 31, 2000.

      In lieu of this repayment by NTI, Merz has the right to exercise an option at its own discretion to receive shares of NTI common stock at a strike price of $1.20 per share which would be equivalent to the $200,000 loan plus accrued interest of eight percent per annum.

      On January 15, 1999, Jian Johnson, MS resigned from the Company as VP Regulatory Affairs.

      On January 26, 1999, NTI received $83,331 as the first disbursement of an award amount of $99,544 from a Small Business Innovative Research ("SBIR") grant from the National Institutes of Health to continue clinical development of its anti-edema agent XERECEPT(TM) for the treatment of peritumoral brain edema. The second and final disbursement of $16,213 was received on February 4, 1999.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 12, 1998, the Company held its Annual Meeting of Stockholders. The following matters were voted on at the Annual Meeting of Stockholders.

(1) The following six directors were elected:

                                    Votes For                 Withheld
                                    ---------                 --------
Paul E. Freiman                     5,669,980                 221,535
Abraham E. Cohen                    5,668,780                 222,735
Enoch Callaway, M.D.                5,672,682                 218,833
Theodore L. Eliot, Jr.              5,693,618                 197,897
Abraham D. Sofaer                   5,669,780                 221,735
John B. Stuppin                     5,673,618                 217,897

(2) The selection of Ernst & Young LLP as the independent auditors of the Company for the current year was ratified: For 5,862,035; Against 4,650; Abstain 24,830.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27: Financial Data Schedule for the period ended December 31, 1998.

Reports: The Company did not file any reports on Form 8-K during the three months ended December 31, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: February 11, 1999            /s/ Paul E. Freiman
                                    --------------------------------------------
                                    Paul E. Freiman
                                    President, Chief Executive Officer
                                    (Principal Executive and Accounting Officer)
                                    and Director