Form 10QSB
period 1999-03-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 1999-05-14
CIK 918112

FORM 10-QSB

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

         Common Stock, $.001 Par Value -9,885,699- shares outstanding as of April 30, 1999

         Transitional Small Business Disclosure format    Yes [  ] No [X]

                                      INDEX

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

         Condensed Balance Sheets - - March 31, 1999 and June 30, 1998

         Condensed  Statements  of  Operations  - - Three and nine months  ended
         March 31, 1999 and 1998; Period from August 27, 1987 (inception) through March 31, 1999

         Condensed Statements of Cash Flows - - Nine months ended March 31, 1999 and 1998; Period from August 27, 1987 (inception) through March 31, 1999

         Notes to Condensed Financial Statements - - March 31, 1999



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                      March 31,         June 30,
                                                           1999             1998
                                                   ------------    ------------
ASSETS

Current assets:
   Cash and cash equivalents                       $    670,837    $  2,020,886
   Prepaid expenses and other                            67,653          59,016
                                                   ------------    ------------

      Total current assets                              738,490       2,079,902

Property and equipment, net                               8,271          53,447
                                                   ------------    ------------

                                                   $    746,761    $  2,133,349
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses           $    607,549    $    497,578
   Note payable to shareholder                          200,000            --
   Advance from stockholders                            869,000            --
                                                   ------------    ------------
      Total current liabilities                       1,676,549         497,578

Stockholders' equity (deficit):
   Common stock, $.001 par value,
    25,000,000 shares authorized,
    9,291,699 outstanding at
    March 31, 1999 and 7,553,699 at
    June 30, 1998                                    29,980,898      29,980,898
   Deficit accumulated during development stage     (30,910,686)    (28,345,127)
                                                   ------------    ------------

Total stockholders' equity (deficit)                   (929,788)      1,635,771
                                                   ------------    ------------

                                                   $    746,761    $  2,133,349
                                                   ============    ============
See accompanying notes

                                      NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                        (A development stage company)

                                      CONDENSED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                                                                                Period from
                                Three months ended March 31,    Nine months ended March 31,   August 27, 1987
                                ----------------------------    ---------------------------- (inception) through
                                        1999            1998            1999            1998   March 31, 1999
                                ------------    ------------    ------------    ------------   --------------
REVENUES
   License                      $       --      $       --      $       --      $       --      $  2,100,000
   Grant                              99,544            --            99,544            --           149,444
                                ------------    ------------    ------------    ------------    ------------

      Total revenue                   99,544            --            99,544            --         2,249,444


EXPENSES

   Research and development          815,197         433,121       1,874,874       1,579,018      24,163,255
   General and administrative        274,786         504,272         829,992       1,901,263      11,168,143
                                ------------    ------------    ------------    ------------    ------------

      Total expenses               1,089,983         937,393       2,704,866       3,480,281      35,331,398

Operating loss                      (990,439)       (937,393)     (2,605,322)     (3,408,281)    (33,081,954)

Interest income                        5,041          10,384          39,763          77,658       2,171,268
                                ------------    ------------    ------------    ------------    ------------


NET LOSS                        $   (985,398)   $   (927,009)   $ (2,565,559)   $ (3,402,623)   $(30,910,686)
                                ============    ============    ============    ============    ============


BASIC & DILUTED
    NET LOSS PER SHARE          $      (0.12)   $      (0.14)   $      (0.33)   $      (0.51)
                                ============    ============    ============    ============


Shares used in basic &
diluted net loss per share
calculation                        8,133,032       6,813,426       7,746,810       6,633,335
                                ============    ============    ============    ============


See accompanying notes.

                              NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                (A development stage company)

                              CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                     Nine months ended         Period from
                                                         March 31,            August 27, 1987
                                               ---------------------------- (inception) through
                                                   1999            1998       March 31, 1999
                                               ------------    ------------    ------------
OPERATING ACTIVITIES:
Net loss                                       $ (2,565,559)   $ (3,402,623)   $(30,910,686)
Adjustments to reconcile net loss to
net cash used in operating activities:
   Depreciation and amortization                     45,176          76,105         641,590
   Issuance of common stock and warrants
     for license rights and services                   --              --           139,775
   Changes in assets and liabilities:
     Prepaid expenses and other                      (8,637)         76,288         (67,653)
     Accounts payable and accrued expenses          109,971        (357,235)        607,549
                                               ------------    ------------    ------------

Net cash used in operating activities            (2,419,049)     (3,607,465)    (29,589,425)
                                               ------------    ------------    ------------


INVESTING ACTIVITIES:
Purchase of investments                                --              --       (33,839,678)
Sale of investments                                    --         2,559,911      33,839,678
Purchases of property and equipment                    --              --          (366,799)
Additions to patents and licenses                      --              --          (283,062)
                                               ------------    ------------    ------------

   Net cash (used in) provided by
    investing activities                               --         2,559,911        (649,861)


FINANCING ACTIVITIES:
Proceeds from note payable                          200,000            --           200,000
Proceeds of short-term borrowings                      --              --           235,000
Advances from stockholder                           869,000            --           869,000
Issuance of common stock                               --           502,927      22,614,041
Issuance of preferred stock                            --              --         6,992,082
                                               ------------    ------------    ------------

   Net cash provided by financing activities      1,069,000         502,927      30,910,123

Increase (decrease) in cash and
   cash equivalents                              (1,350,049)       (544,627)        670,837

Cash and equivalents at beginning of period       2,020,886       1,278,402            --
                                               ------------    ------------    ------------

Cash and equivalents at end of period          $    670,837    $    733,775    $    670,837
                                               ============    ============    ============

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
March 31, 1999

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1998.

         The Company believes that its available cash and cash equivalents of $671,000 as of March 31, 1999, along with proceeds from its April 1999 private placement financing will be adequate to fund its operations through the end of the fiscal year. The Company will need to raise substantial additional capital to fund subsequent operations beyond the fourth quarter of fiscal 1999. The Company intends to seek funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. However, there can be no assurance that funding will be available on favorable terms from any of these sources, if at all. If such funding is unavailable, the Company will be required to delay, scale back, or eliminate one or more of its research, discovery, or development projects, including clinical trials, and to make future reductions in workforce. In addition, if such funding is unavailable, the Company will need to consider obtaining funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish, and to consider other restructuring alternatives, including the license or sale of certain of its assets and technology, discontinuing operations or liquidation.

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

         NTI currently has two product candidates in Phase II clinical trials. The Company is developing Memantine, an orally available compound that appears to restore the function of impaired neurons by modulation activity of the N-methyl-D-aspartate ("NMDA") receptor, integral to the membranes of such cells. Such restoration of function may inhibit injured or damaged neurons from firing abnormally, a pathological process associated with many neurological conditions, including dementia, Alzheimer's disease, neuropathic pain, and AIDS dementia. During the second quarter of fiscal 1999, the Company initiated a Phase IIB human clinical trial to evaluate Memantine as a treatment for painful peripheral diabetic neuropathy. The enrollment for this trial has exceeded original projections with over 60% of patients enrolled at March 31, 1999. In addition, the Phase II trial of Memantine for the treatment of AIDS dementia conducted by the AIDS Clinical Trials Group of the National Institutes of Health continues.

         In March 1999, the Company announced positive results in a Phase III human clinical trial of Memantine in Europe sponsored by NTI's corporate collaborator Merz + Co. GmbH. & Co. of Frankfurt, Germany (Merz). In this trial, severely demented subjects treated with Memantine had statistically significant improvement compared to placebo in internationally accepted measures of functional independence, including bathing, dressing and self-care.

         In January 1999, the Company received a loan of $200,000 from Merz. The loan which bears interest at the rate of 8% per year, requires repayment upon Merz signing an agreement with a third party regarding the development and marketing of Memantine (pursuant to article 8.5 of the license and cooperation agreement dated April 16, 1998 between NTI, Merz and Children's Medical Center Corporation). If no such agreement is completed, the loan is due and payable on December 31, 2000. Merz has the right to exercise an option at its own discretion to receive shares of NTI common stock at the strike price of $1.20 per share in lieu of NTI's repayment of the principal and interest on the loan.

         The second product the Company has in Phase II clinical trials is XERECEPT(TM), a synthetic preparation of the human peptide Corticotropin-Releasing Factor, which the Company believes has novel anti-edema properties. NTI is developing XERECEPT as a treatment for peritumoral brain edema (swelling of the brain caused by a tumor). XERECEPT has been granted orphan drug designation by the FDA.

         Significant additional preclinical and clinical testing will be required prior to submission of any regulatory application for the commercial use of the Company's products. There can be no assurance that the Company will have the financial resources necessary to conduct future clinical trials or that such trials, if conducted, will demonstrate an adequate level of safety or efficacy for commercialization of theses products.

         During the quarter, the Company was awarded a Small Business Innovative Research (SBIR) grant of $99,544 from the National Institutes of Health to continue clinical development of XERECEPT. The funds were used to continue patient enrollment and treatment in the Company's randomized, double-blind, positive-controlled Phase II clinical trial to evaluate the ability of XERECEPT to control neurological symptoms caused by peritumoral brain edema.

         Since 1987 when NTI was founded, the Company has applied a majority of its resources to its research and development programs. The Company is a development stage company, has not received any revenue from the sale of products, and does not anticipate receiving revenue from the sale of products in the near future. The Company has incurred losses since its inception and expects to incur substantial, increasing losses due to ongoing and planned research and development efforts. As part of the strategic planning process, the Company has limited expenditures to only two drug candidates. The Company will need to obtain additional financing to continue operations beyond the end of fiscal 1999.

RESULTS OF OPERATIONS

         The Company's research and development expenses increased to approximately $815,000 in the three months ended March 31, 1999 from approximately $433,000 in the same period of the prior year. The increase was primarily due to the initiation of a Phase IIB human clinical trial to evaluate Memantine as a treatment for peripheral diabetic neuropathy. General and administrative expenses decreased to approximately $275,000 in the three months ended March 31, 1999 from $504,000 in the three months ended March 31, 1998. The decrease was primarily due to lower legal and facility costs. The Company received revenue of $99,544 in the three months ended March 31, 1999 due to a Small Business Innovative Research (SBIR) grant awarded from the National Institutes of Health (NIH). Interest income decreased to $5,000 in the three months ended March 31, 1999 from $10,000 in the same period of the prior year primarily due to lower average cash balances.

         The Company expects to incur substantial ongoing costs primarily for Phase II clinical trials for its development programs and related administrative support. If the Company obtains the financing necessary to continue operations, the Company expects that its expenditures will continue to increase as its products move through Phase II clinical trials and, if the Phase II clinical trials are successful, through Phase III clinical trials.

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

         From inception through March 31, 1999, the Company has raised a total of $29.6 million in net proceeds from the sale of common and preferred stock. In April 1999, the Company completed a private financing with net proceeds in excess of $1.1 million.

         The Company believes that its available cash and cash equivalents of $671,000 as of March 31, 1999, along with proceeds from its April 1999 private placement financing, will be adequate to fund its operations through the end of the fiscal year.

         The Company will need to raise substantial additional capital to fund subsequent operations beyond the fourth quarter of fiscal 1999. The Company intends to seek funding through public or private financings, through collaborative or other arrangements with corporate partners, and from other sources. However, there can be no assurance that funding will be available on favorable terms from any of these sources, if at all. If such funding is unavailable, the Company will be required to delay, scale back, or eliminate one or more of its research, discovery, or development projects, including clinical trials, and to make further reductions in workforce. In addition, the Company will need to consider obtaining funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish, and to consider other restructuring alternatives, including the license or sale of certain of its assets and technology, discontinuing operations or liquidation.

         Although the Company currently plans to contract with third parties to manufacture clinical and commercial scale quantities of its potential products, to the extent the Company subsequently determines to establish its own manufacturing facilities, the Company will require substantial additional capital. The Company's future capital requirements depend on numerous factors, including the amount of upfront, milestone, and royalty payments received pursuant to the Company's research and marketing alliance with Merz for future sales of Memantine; the progress of the Company's research, preclinical development and clinical development programs; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; competing technological and market developments; changes in the Company's existing research relationships; the ability of the Company to establish collaborative relationships; the development of commercialization activities and arrangements; and the purchase of additional capital equipment.

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

SUBSEQUENT EVENTS

         On April 19, 1999, NTI announced that it had completed a private financing resulting in net proceeds in excess of $1.1 million, including $869,000 in advances from stockholders received prior to March 31, 1999, which were converted into preferred stock and warrants on April 14, 1999. Existing and new investors participated in the financing, which was managed by the Company.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27: Financial Data Schedule for the period ended March 31, 1999.

Reports: The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: May 14, 1999                 /s/ Paul E. Freiman
                                    --------------------------------------------
                                    Paul E. Freiman
                                    President, Chief Executive Officer
                                    (Principal Executive and Accounting Officer)
                                    and Director