Form 10KSB40
period 1999-06-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 1999-09-28
CIK 918112

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-KSB


[X]   Annual  report  pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934


                     For the fiscal year ended June 30, 1999
                         Commission file number: 0-23280



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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common stock, $.001 Par Value


                                (Title of Class)


     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ ]

     Registrant's  revenues for its most recent fiscal year were $99,544.

     As of August 26, 1999, the Registrant had 7,563,575 shares of Common Stock, $.001 par value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was $5,537,011 based upon the bid price of the Issuer's Common Stock reported on the Over the Counter Bulletin Board, an electronic stock listing service provided by The Nasdaq Stock Market, Inc.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Item 9 and Items 10 through 12 of Part III incorporate by reference information from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 11, 1999.

ITEM 1. BUSINESS

     Statements in this Business section and other parts of this Annual Report on Form 10-KSB that are not historical are forward-looking statements and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth under "Risks Associated with Product Development," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-KSB.


OVERVIEW

     Neurobiological Technologies, Inc. or NTI- ("NTI" or the "Company") is an emerging drug development company focused on the clinical development and regulatory approval of neuroscience drugs. NTI is developing neuroprotective and neuromodulatory agents to treat progressive neurological impairments characteristic of various nervous system disorders, including diabetic neuropathy, brain cancer and AIDS dementia syndrome.

     The Company's strategy is to in-license and develop early-stage drug candidates that target major medical needs and that may be rapidly commercialized. The Company's experienced management team oversees the human clinical trials necessary to establish preliminary evidence of efficacy and seeks partnerships with pharmaceutical and biotechnology companies to complete development of and market its product candidates.

     NTI  currently  has two  product  candidates  in Phase  II  human  clinical testing. One of these, the orally-available compound Memantine, appears to restore the function of impaired neurons by modulating the N-methyl-D-aspartate ("NMDA") receptor, integral to the membranes of such cells. Such restoration of function inhibits injured or damaged neurons from firing abnormally, a pathological process associated with many neurological conditions, including dementia, Alzheimer's disease, neuropathic pain (persistent pain resulting from abnormal signals to the brain) and AIDS dementia. Memantine may be an effective and marketable treatment for such conditions due to its favorable side effect profile and oral dosage formulation. There are currently no approved neuroprotective treatments for any of the pathologies associated with abnormal NMDA-receptor activity.

     Memantine has been marketed by Merz + Co. GmbH & Co. of Frankfurt, Germany ("Merz") in Germany since 1989 with the labeling "dementia syndrome." In April 1998, NTI entered into a strategic research and marketing cooperation agreement with Merz and a revenue sharing partnership with Children's Medical Center Corporation of Boston, Massachusetts, to further the development and commercialization of Memantine. Pursuant to this agreement, Children's Medical Center Corporation terminated NTI's existing license for AIDS-related dementia and neuropathic pain and granted exclusive rights to Merz. In exchange, NTI received an up-front payment of $2.1 million from Merz. NTI and Children's Medical Center Corporation will share in future revenue from sales of Memantine by Merz or its marketing partners. NTI and Merz are currently assisting each other to advance their respective clinical development programs by sharing their scientific information and clinical trial data. They are also seeking a marketing agreement for Memantine with a large pharmaceutical company.

     The Company's Memantine clinical program is being supported in part through loans from Merz. In January 1999, the Company received a loan of $200,000 from Merz. Subsequent to fiscal 1999 year end, the Company entered into an agreement with Merz pursuant to which the Company can borrow up to $1.5 million to support the Phase IIB trial of Memantine for neuropathic pain. As of September 15, 1999, the Company has borrowed $500,000 pursuant to this agreement. The principal and interest of the Merz loans are convertible into common stock of the Company at Merz' option.

     In April 1999, the Company announced completion of a private placement resulting in net proceeds in excess of $1.1 million to fund the Company's continued operations and clinical programs. Subsequent to fiscal year end, the Company has raised over $90,000 as of September 1, 1999 in an ongoing private placement of common stock and warrants to purchase common stock.

     In the second quarter of fiscal 1999, the Company initiated a 375-patient Phase IIB human clinical to evaluate the ability of Memantine to relieve chronic pain due to diabetic peripheral neuropathy or nerve damage, particularly nocturnal pain that frequently interferes with sleep. Quintiles CNS Therapeutics, a leading contract research organization with experience in neurology, is jointly managing the trial with the Company. Subsequent to fiscal year end, the Company expanded and completed enrollment in this trial at 421 patients. The Company expects to report results from this trial by the end of calendar year 1999.

     Merz is currently conducting a series of Phase III clinical trials of Memantine for the treatment of moderate to severe dementia and Alzheimer's disease. In March 1999, the Company announced positive results from one Phase III human clinical trial of Memantine sponsored by Merz. In this Merz trial, severely demented subjects treated with Memantine had statistically significant improvement compared to placebo in internationally accepted measures of functional independence, including bathing, dressing and self-care. The results of this trial were published in the March 1999 issue of the peer-review International Journal of Geriatric Psychiatry. Merz has completed patient enrollment in two additional pivotal Phase III trials of Memantine for the treatment of dementia in Europe. In addition, Merz is conducting a Phase III trial in the United States.

     Memantine is also currently being evaluated as a treatment for AIDS-related dementia in a Phase II human clinical trial funded by the National Institutes of Health ("NIH"). The trial is being conducted by AIDS Clinical Trials Group ("ACTG"), and is designed to evaluate Memantine's ability to reduce symptoms of dementia and neuropathic pain in patients with AIDS. The ACTG has also implemented a protocol permitting open-label dosing for up to 60 weeks following the double blinded phase of the trial. This open-label phase will provide data on the long-term safety of Memantine. NTI is supplying Memantine for the trial and will have the right to use the resulting data for the commercial development of Memantine for that indication.

     The Company is also developing XERECEPT-, its synthetic preparation of the natural human peptide Corticotropin-Releasing Factor ("CRF"), as a treatment for brain swelling due to brain tumors (peritumoral brain edema). The Company is currently analyzing data from a randomized, double-blind, positive-controlled Phase II human clinical trial to evaluate the ability of XERECEPT to stabilize or improve neurological symptoms resulting from brain swelling. Subsequent to fiscal year end 1999, enrollment in this trial was closed at 30 patients (one third of projected enrollment) in order to provide expedited but abbreviated analysis of the data.

     During fiscal 1999, the Company was awarded a Small Business Innovative Research (SBIR) grant of approximately $100,000 from the NIH for clinical development of XERECEPT for peritumoral brain edema. In April 1998, XERECEPT received orphan drug designation for this indication. Orphan drug designation provides NTI with seven years market exclusivity and makes the Company eligible to receive Orphan Drug Grants to fund clinical research.

     Previously the Company sought to out-license Dynorphin A, a human peptide previously tested as an analgesic agent. During the fourth quarter of fiscal 1999, the Company abandoned its rights to Dynorphin A.

PRODUCT CANDIDATES

Product/Indication          Development Status                     Primary Benefit Sought
--------------------------- ------------------------------------   --------------------------------------
MEMANTINE
Diabetic Neuropathic Pain   Phase IIA trial completed.             Analgesia

                            Phase IIB trial initiated              Analgesia
                            November 1998. Patient
                            enrollment completed
                            September 1999. Data expected
                            by end of calendar year 1999.

AIDS-related Dementia       Phase II trial in progress.            Improvement in neurological function
and Neuropathic Pain        Enrollment expected to be              and peripheral neuropathy
                            completed in second quarter of
                            fiscal 2000.

Moderate to Severe          Phase III trial initiated in 1998.     Improvement in functional and
Dementia and Alzheimer's                                           Alzheimer's Disease* independence
Disease*                                                           and reduction in required level of
                                                                   care
*Merz + Co. GmbH & Co. trial in the United States.

XERECEPT(TM) (CORTICOTROPIN-RELEASING FACTOR)

Peritumoral Brain Edema     Multiple  Phase I/II trials            Improvement in neurological function
                            completed.

                            Phase II trial enrollment closed       Stabilization or improvement of
                            at 30 patients. Data being             neurological function
                            analyzed.

SCIENTIFIC BACKGROUND

     The Company's therapeutic focus is neuroprotection and neuromodulation: the prevention and treatment of neurological impairment by preserving or restoring neurological function of damaged neurons. The Company is developing neuroprotective and neuromodulatory agents which may slow or reverse the progressive neurological impairment associated with multiple nervous system disorders, including diabetic neuropathy, brain cancer, and AIDS-dementia complex.

     Because neuronal injury contributes significantly to functional impairment in many nervous system disorders, scientists believe that neuroprotective compounds are potentially powerful and flexible therapeutic agents. Neuroprotective compounds are currently being tested in human clinical trials conducted by multiple third parties for their ability to slow or halt progressive functional neurologic impairment.

     Mechanisms common to progressive neuronal injury in various medical conditions are thought to result in multiple neurologic symptoms such as chronic pain, motor difficulties, memory loss and other cognitive deficits. By modulating such mechanisms, neuroprotective agents may prevent or restore loss of neurological function. The Company's current scientific focus is on two mechanisms contributing to progressive neuronal injury: excitotoxicity and edema. There is evidence that Memantine prevents or reduces excitotoxicity, a cascade of neuronal cell injury and death associated with the release of abnormal levels of excitatory neurotransmitters. XERECEPT has the potential to prevent the progressive neuronal injury resulting directly from cerebral edema (swelling of the brain), damage that more frequently results in clinical impairment than the damage resulting from the presence of a tumor.

PRODUCTS IN DEVELOPMENT

Memantine

     Memantine is an orally-available neuromodulatory agent that has been marketed in Germany since 1989 with the labeling "dementia syndrome." It is one of a class of agents referred to as NMDA-receptor antagonists. Scientific research has indicated that modulating the NMDA receptor may protect against the neuronal injury and death associated with a number of medical conditions. Accumulating evidence from various studies indicates that overstimulation of NMDA receptors contributes to the injury and death of neurons. This occurs in a variety of chronic neurodegenerative diseases including neuropathic pain, dementia, Alzheimer's disease, and Huntington's disease. There are currently no approved neuroprotective treatments for any of the pathologies associated with NMDA-receptor overstimulation.

     NTI is currently developing Memantine both as a treatment for neuropathic pain as well as for neurological deficits associated with AIDS. Estimates are that approximately 1,000,000 patients in the United States suffer from intractable neuropathic pain. In addition, as many as one-third of AIDS patients eventually develop neurological problems, such as loss of cognition and coordination.

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

     Neuroscientists have been developing ways to prevent the damaging influx of excess calcium into neurons. One approach is to prevent glutamate from binding to the receptor. This can be accomplished by using either a competitive NMDA-receptor antagonist which prevents glutamate from binding to the receptor, or a closed NMDA-receptor channel blocker, which binds to the entrance of the closed channel. However, if such compounds prevent the channel from opening for too long, they may impede the normal functioning of the NMDA receptor, causing side effects including hallucinations, paranoia, delirium, and amnesia.

     Scientists affiliated with Children's Hospital of Boston, Massachusetts working on understanding the function of the NMDA receptor found Memantine to modulate the NMDA receptor's calcium ion channel. Memantine binds uncompetitively to the NMDA receptor and appears to interfere relatively little with normal functioning, while reducing abnormal signals associated with excessive calcium influx. Rather than blocking the NMDA receptor for long periods of time, Memantine appears to restore regulation of the channel to near normal activity, while permitting routine neurotransmission.

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


Product Development Status

   The Neuropathic Pain of Diabetes

     Diabetes mellitus is a chronic disorder that affects an estimated 16 million Americans. One of its most common complications is nerve damage, particularly damage to peripheral nerves that send sensory signals from the extremities to the central nervous system ("CNS"). This condition, referred to as peripheral diabetic neuropathy ("PDN"), is a large, unmet medical need. This condition most frequently damages nerves in the feet, making walking or standing painful and difficult. The Company estimates that approximately 800,000 patients in the United States currently receive treatments for the symptoms of PDN, including severe, chronic pain known as neuropathic pain (persistent pain in the absence of an obvious stimulus). As the neuropathy progresses, the sensation of pain may become more intense, encompass more areas, and become increasingly difficult to treat with available therapeutic agents.

     Peripheral nerve damage disrupts pain pathways in the nervous system, causing nerves to send abnormal signals that the brain interprets as pain. In effect, neurons in the CNS are bombarded with abnormal signals until their ability to process pain signals is compromised. This leads to hyper-sensitization of neurons to pain impulses and results in progressive neuronal injury in the CNS. Although the precise mechanisms of these events are not completely understood, there is evidence that overactivation of NMDA receptors in the CNS plays an important role.

     Memantine has been shown to inhibit abnormal pain signals by modulating the NMDA receptor in several animal models of neuropathic pain. Based on the results of these studies, the Company sponsored and completed a 122-patient placebo-controlled Phase IIA human clinical trial of Memantine in patients with neuropathic pain due to diabetes or post-herpetic neuralgia (a complication of shingles). No treatment benefit was observed in patients with post-herpetic neuralgia. Trends indicating efficacy of Memantine were observed in patients with PDN, however. The strongest efficacy trend was the reduction of nocturnal pain associated with PDN. Nocturnal pain is a major problem for these patients, frequently leading to insomnia and other associated health and psychological problems. After eight weeks of treatment in the Company's clinical trial, subjects dosing with Memantine reported a mean nocturnal pain rating of 31.2 millimeters (on a visual analogue scale of 1-100 millimeters) compared to a mean of 44.4 millimeters for those who received placebo. The difference between these means indicates that the Memantine-treated subjects had 42% less nocturnal pain than those treated with placebo. The results for the other primary variables of daytime pain and pain relief, although not statistically significant, exhibited consistent trends representative of analgesic benefit with Memantine compared to placebo.

     Based on the results from the Company's Phase IIA trial of Memantine in patients with neuropathic pain, the Company initiated a Phase IIB trial of Memantine in the second quarter of fiscal 1999, exclusively in patients with PDN. This randomized, double-blind, placebo-controlled dose-ranging trial is evaluating the ability of Memantine to relieve chronic pain due to nerve damage in patients with PDN (particularly nocturnal pain). The trial protocol specifies that Memantine subjects will receive a 10 mg daily dose, escalating by 10 mg at weekly intervals to either 20 mg or 40 mg daily. Quintiles CNS Therapeutics, a leading contract research organization with experience in neurology, is jointly managing the trial with the Company. In September 1999, the Company completed patient enrollment in this trial. Enrollment was closed at 421 patients. The Company expects to report results from this trial by the end of calendar year 1999. Results will determine whether the Company will initiate a pivotal Phase III trial for this indication in collaboration with a corporate partner.

   AIDS: Dementia and Neuropathic Pain

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

     Besides  the  AIDS-related  cognitive   impairments,   many  AIDS  patients
experience painful peripheral neuropathies due to overstimulation of NMDA receptors. This often occurs in the later stages of AIDS and results in a burning pain of the feet as well as pain from anything that touches the skin. Walking in particular may become extremely difficult. Effective treatments are still unavailable for this incapacitating condition and certain AIDS therapies may aggravate this type of neuropathic pain.

     Memantine has been shown to reduce NMDA receptor-mediated neuronal damage in both in vitro (outside the body) experiments and in in vivo animal models. Neuronal dysfunction due to HIV infection has been shown to be mitigated by antagonists of the NMDA receptor, including Memantine.

     In December 1996, the Company announced the initiation of a Phase II clinical trial of Memantine as a treatment for AIDS-related dementia and neuropathic pain. This study is funded by the NIH and is being conducted by the ACTG, a clinical trials consortium associated with the Division of AIDS of the NIH. The trial protocol submitted under the Company's Investigational New Drug ("IND") application calls for the enrollment of 140 AIDS patients with symptoms of dementia, all of whom will have been treated with an FDA-approved anti-retroviral drug for at least six weeks prior to study entry. The ACTG has also implemented a protocol permitting open-label dosing for up to 60 weeks following the blinded phase of the trial. This open-label phase will provide data on the long-term safety of Memantine. The Company is supplying Memantine for the trial and will have the right to use the resulting data to further the commercial development of Memantine for that indication. If positive trial results are reported, the Company intends to discuss the additional regulatory requirements for this indication including future clinical trials with the Food and Drug Administration ("FDA").

   Agreement with Merz and Additional Indications

     In April 1998, the Company entered into a strategic research and marketing cooperation agreement with Merz and a new revenue sharing partnership with Children's Medical Center Corporation to further the clinical development and commercialization of Memantine. Pursuant to this agreement, Children's Medical Center Corporation terminated its existing license to NTI for AIDS-related dementia and neuropathic pain and granted exclusive rights to Merz. NTI and Merz will share scientific, clinical and regulatory information about Memantine, particularly safety data, to facilitate regulatory review and marketing approval by the FDA and foreign regulatory authorities.

     Pursuant to the agreement with Merz, NTI will share in future revenues from sales of Memantine for treatment of moderate to severe dementia and Alzheimer's disease, indications which Merz is developing. Severe dementia is characterized by progressive decline in motor and cognitive skills associated with multiple central nervous system disorders, chiefly neurodegenerative conditions such as Alzheimer's disease. According to the NIH, approximately 4 million people are affected by Alzheimer's disease in the U.S. There are currently no approved treatments indicating clinical benefits in patients with severe dementia.

     Merz is currently conducting a series of advanced clinical trials for moderate to severe dementia and Alzheimer's disease. Merz has completed a positive pivotal Phase III trial of Memantine for dementia in Europe; has completed patient enrollment in two additional European Phase III trials; and is currently conducting a Phase III trial in the U.S. managed by Quintiles CNS Therapeutics.

     In the March 1999 issue of the peer-review International Journal of Geriatric Psychiatry, positive results were reported from the first Phase III human clinical trial of Memantine sponsored by Merz. In this double-blind placebo-controlled trial, 166 elderly, care-dependent and severely demented patients were randomized to receive a 10 mg oral dose of Memantine or placebo for 12 weeks. All patients were diagnosed with primary dementia: 49% with Alzheimer's disease and 51% with vascular or mixed-type dementia. Subjects' motor performance and functional independence were assessed after 4 and 12 weeks of treatment using two standard scales. The effect of Memantine, as evaluated on both scales, resulted in statistically significant improvement compared to placebo. Functional evaluations performed by physicians and nursing staff included ability to move, wash, bathe and dress, as well as the ability to recognize persons and participate in group activities. Memantine was well tolerated and no significant side effects were reported.


XERECEPT(TM) (Human Corticotropin-Releasing Factor)

     XERECEPT(TM) is the Company's synthetic preparation of the human peptide Corticotropin-Releasing Factor which the Company is developing as a treatment for brain swelling due to brain tumors (peritumoral brain edema). There is clinical evidence that XERECEPT may be demonstrated to be a safer treatment than synthetic corticosteroids, which are associated with serious adverse side effects including muscle wasting, osteoporosis, hyperglycemia, vision problems, and psychosis. Results from preclinical studies and pilot human clinical trials previously sponsored by the Company have demonstrated the compound's potential to reduce swelling of brain tissue and to be well-tolerated and apparently safe. Thus, XERECEPT has the potential to significantly improve the quality of life for brain cancer patients with dysfunction due to brain swelling.

     In the United States, approximately 30,000 patients are diagnosed every year with brain tumors. Patients with this condition are in need of a safe alternative to corticosteroids, which have serious adverse effects at the high, chronic doses required for efficacy. The FDA has approved the Company's application for orphan drug designation for XERECEPT to treat this unmet medical need. Orphan drug designation provides NTI with seven years market exclusivity and makes the Company eligible to receive federal monies for clinical research under the Orphan Drug Grant Program. During fiscal 1999, the Company was awarded a Small Business Innovative Research grant of approximately $100,000 from the NIH for clinical development of XERECEPT for peritumoral brain edema.

     CRF is a natural neuroendocrine peptide hormone found in humans both centrally (within the brain) and peripherally (outside the brain). Researchers discovered anti-edema affects of CRF through systemic administration. Research by scientific collaborators of NTI has revealed that XERECEPT significantly reduces edema or swelling of damaged tissue in animal models. Edema is a condition characterized by swelling after tissue injury when fluid, plasma proteins, and white blood cells flow from small blood vessels into the surrounding tissues, further contributing to the destruction of these tissues. Preclinical studies sponsored by the Company have shown that XERECEPT reduces the flow of fluid through blood vessels at sites of traumatic tissue injury. Specifically, these studies have shown that XERECEPT injected systemically into animals can reduce brain edema after injury, brain edema associated with cancer tumors, and swelling in muscle tissue following surgical trauma.


Product Development Status

   Peritumoral Brain Edema

     The Company has been initially evaluating XERECEPT for the treatment of cerebral edema caused by brain tumors. In these patients, the tumor promotes increased permeability of the small blood vessels in the brain resulting in the excess flow of fluids into the brain, swelling of brain tissue, and a consequent impairment of neurological function. Current treatment of peritumoral brain edema, primarily corticosteroids, results in serious adverse side effects at the high, chronic doses required for efficacy. Reactions can include muscle wasting, immunosuppression, osteoporosis, hyperglycemia, glaucoma, and other potentially dose-limiting side effects.

     Although endogenous CRF is involved in stimulating the release of natural corticosteroids, studies sponsored by the Company have shown that XERECEPT exerts its anti-edema action independent of cortisol release when administered systemically.

     Based on the pharmacologic profile of XERECEPT, there is evidence that the compound may be efficacious without the adverse side effects associated with current therapies. XERECEPT has been safely administered to several hundred healthy volunteers and patients according to numerous studies published by third parties. In human clinical trials sponsored by the Company, XERECEPT was well tolerated and appeared to be safe in more than 230 courses of treatment.

     Results from pilot human clinical trials previously sponsored by the Company demonstrated the potential of XERECEPT to reduce swelling of brain tissue and to be well-tolerated and apparently safe. Based on these results, the Company initiated a Phase II human clinical trial in 1997 to evaluate the efficacy of XERECEPT to stabilize or improve neurological symptoms caused by peritumoral brain edema. Patients enrolled in this randomized, double-blind, positive-controlled trial must have neurological symptoms requiring stable dosing of synthetic corticosteroids, the current standard treatment. The Company is currently analyzing data from this trial. Subsequent to year end 1999, enrollment in this trial was closed at 30 patients (one-third of projected enrollment) in order to provide expedited but abbreviated analysis of the data.


PATENTS AND PROPRIETARY TECHNOLOGY

Memantine

     In April 1998, in connection with the Company's agreement with Merz, the Company's exclusive license from Children's Medical Center Corporation to a series of patents and patent applications relating to certain non-ophthalmic uses of Memantine was terminated.

XERECEPT(TM)

     The Company holds non-exclusive worldwide licenses to four issued U.S. patents covering the composition of matter of XERECEPT and various analogues, together with certain foreign patents and patent applications. The Company also has exclusive rights to four issued patents and one patent application covering uses of XERECEPT and analogues. The Company is responsible for the costs of prosecuting the patent applications related to XERECEPT for which it has exclusive rights. In addition to the patents and pending applications the Company has licensed from others, the Company holds U.S. Patent No. 5,870,430 which covers certain liquid formulations of CRF and CRF-related peptides.

     In addition to patent protection, the Company relies upon trade secret protection for its confidential and proprietary information. It is the Company's policy that each employee enter into a confidentiality agreement which contains provisions generally prohibiting the disclosure of confidential information to anyone outside the Company and requiring disclosure to the Company of ideas, developments, discoveries or inventions conceived during employment and assignment to the Company of proprietary rights to such matters related to the business and technology of the Company. However, it is possible that these agreements could be breached. In addition, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology.


MANUFACTURING

     Memantine currently is being supplied to NTI by its corporate collaborator, Merz. NTI also contracts with external vendors to manufacture compounds for the Company's other clinical trials. The manufacturers of clinical products have represented to the Company that they are qualified to produce drugs under FDA regulations and that they follow current Good Manufacturing Practice ("cGMP"). The Company performs audits on its contractors who supply XERECEPT from time to time to assess compliance with the cGMP regulations. XERECEPT is manufactured by established methods using chemical synthesis and are manufactured to NTI specifications. Alternative cGMP suppliers of the bulk drugs and of finished dosage form products are available to the Company. The Company currently has no plans to build or develop an in-house manufacturing capability.


GOVERNMENT REGULATION

     Regulatory review by governmental authorities in the United States and other countries will be a significant factor in the approval and marketing of any potential products that may be developed by the Company. The nature and the extent of regulatory requirements applicable to the development and approval of the Company's product candidates may be variable. All of the Company's products will require regulatory approval prior to commercialization in any country. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other FDA requirements in the United States and similar health authorities in foreign countries. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, recordkeeping, clinical trials and marketing of such products, including the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. The process of obtaining these approvals and the subsequent compliance with appropriate federal, state and foreign statutes and regulations require the expenditure of substantial resources. The Company cannot yet accurately predict when it might be able to first submit an application for approval of any products to the FDA or other regulatory re-view agency.

     In order to clinically test, produce and market products for therapeutic use, a company must comply with mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries. Before beginning human clinical testing of an investigational new drug in the United States, a company must file an IND and receive no objection from the FDA. This application includes a summary of the preclinical studies which were carried out to characterize the drug, including toxicity and safety, and an in-depth discussion of the human clinical studies which are being proposed.

     The human clinical testing program required for approval by the FDA of an investigational new drug typically involves a time-consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of patients or healthy volunteers to determine the early safety profile and the pattern of drug distribution and metabolism. Phase II clinical trials are conducted with groups of patients afflicted with a target disease in order to determine preliminary efficacy, optimal dosage and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative clinical trials are conducted with patients afflicted with the specific disease in order to provide enough data to establish statistical and clinical verification of efficacy and safety required by the FDA and non-U.S. regulatory agencies.

     The FDA closely monitors the progress of each of the three phases of clinical testing and may reevaluate, alter, suspend or terminate the testing based on the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Estimates of the total time required for carrying out clinical testing vary between two and ten years. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment in clinical trials may result in increased costs and delays, which could have a material adverse effect on the Company.

     Upon completion of clinical testing, a company typically submits a New Drug Application ("NDA") to the FDA. This document includes the analyses of and describes the results and observations of the clinical trials. The NDA also provides detailed manufacturing and preclinical information. Based on its review of the NDA, the FDA will decide whether or not to approve the drug for marketing. This review process can be quite lengthy, and approval may be denied. Thus, the process of seeking and obtaining approval for the marketing of a new pharmaceutical product can require a number of years and substantial funding. There can be no assurance that any approvals will be granted on a timely basis, if at all. Among the requirements for product approval is the requirement that each domestic manufacturer of the product conform to the FDA's cGMP regulations, which must be followed at all times. Compliance with the cGMP regulations requires that manufacturers continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

     Once the sale of a product is approved, FDA regulations continue to govern the manufacturing process and marketing activities. A post-marketing testing and surveillance program may be required to continuously monitor a product's usage and effects in patients. Product approvals may be suspended or withdrawn if compliance with regulatory standards is not maintained. Other countries impose a similar regulatory process on any products marketed by the Company in that country. For marketing outside the United States, the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.


COMPETITION

     Competition in the biopharmaceutical industry is intense and is expected to increase. The development and sale of drugs for the treatment of the therapeutic targets being pursued by the Company is highly competitive. There are therapies under development for each of these therapeutic targets. There can be no assurance that the Company will develop products that will be as efficacious or as cost-effective as currently-marketed products. The Company has both exclusive and non-exclusive licenses to patent rights covering certain uses of XERECEPT. Consequently, others may develop, manufacture and market products that could compete with those being developed by the Company.

     The Company will be faced with intense competition from pharmaceutical, chemical and biotechnology companies both in the United States and abroad in its attempt to discover, develop and market competing drugs. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. In addition, significant levels of research in biotechnology and medicine occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results.

     The Company believes that its ability to compete successfully will depend on its ability to obtain funding, create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market products either alone or through other parties. Most of the Company's competitors have substantially greater financial, marketing and human resources than those of the Company. Therefore, the Company expects to encounter significant competition.


HUMAN RESOURCES

     As of June 30, 1999, the Company had reduced its workforce to 11 people, several of whom are employed part time, compared to 13 employees as of June 30, 1998. Three salaried managers left the Company, while one part-time manager and one administrative employee were retained. The Company believes that this reduction in the workforce has not impaired its ability to manage ongoing human clinical trials.


RISKS ASSOCIATED WITH PRODUCT DEVELOPMENT

The Company will require substantial additional funds to conduct the research and development and preclinical and clinical testing of its potential products and to market any products that may be developed.

     Since 1987 when NTI was founded, the Company has applied a majority of its resources to its research and development programs. As part of the strategic planning process, the Company has limited expenditures to only two drug candidates, Memantine and XERECEPT.

     The Company will need to obtain additional financing to continue operations beyond October 31, 1999. The Company intends to seek such funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. There is a risk that the Company may not be able to obtain the additional financing from any of these sources, or, if financing is available, that it will be available on acceptable terms. In addition, the Company may seek to raise additional funds whenever market conditions permit. Raising additional funds through issuing equity securities may result in significant dilution to the Company's existing stockholders.

     Although Merz has agreed to lend the Company up to $1.5 million to support its Phase IIB clinical trials of Memantine for neuropathic pain, the funds received from Merz cannot be used to fund the Company's continuing operations or for any other purpose. In addition, covenants and other terms of the Merz loan agreement, including adjustment of the conversion price, could make it more difficult for the Company to raise funds and cause additional dilution to the Company's existing stockholders. The terms of the Merz loan agreement also require that future license fees, royalties and other consideration received by the Company from the licensing of its products and technologies be used to repay the loan, which will have an adverse effect on the ability of the Company to fund its continuing operations.

     If the Company is not able to raise adequate funds, it may be required to delay, scale back, or terminate its clinical trials, or to obtain funds through entering into arrangements with collaborative partners or others. Such arrangements may require the Company to give up additional rights to its technology, product candidates or products.

     The Company's future capital requirements will depend on a number of factors, including:

       *  obtaining the remainder of the funds from Merz;

       * the amount of royalties received from Merz for future sales of Memantine;

       *  the progress of the Company's clinical development programs;

       *  the time and cost involved in obtaining regulatory approvals;

       * the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights;

       *  competing technological and market developments;

       *  the ability of the Company to establish collaborative relationships;

       *  the development of commercialization activities and arrangements; and

       *  the purchase of additional capital equipment.

The Company's continuing losses raise a going concern issue in the auditor's report.

     The report of the Company's independent auditors with respect to the Company's financial statements included in this Form 10-KSB includes a paragraph indicating that, as more fully described in the financial statements, the Company's recurring losses during the development stage and a working capital deficit and net capital deficiency at June 30, 1999 raise substantial doubt about the Company's ability to continue as a going concern.

Because all of the Company's potential products are in clinical development, there can be no assurance that the Company will be able to develop a candidate product that will receive required regulatory approvals or be successfully commercialized.

     NTI is still in a development stage and currently has no marketed products. As a result, NTI has no revenues from product sales, and most of the Company's resources are dedicated to the development of selected candidate pharmaceutical products.

     The Company is currently evaluating two potential products in Phase II clinical trials. The results of the Company's preclinical studies and early stage clinical trials are not necessarily indicative of those that will be obtained upon further human clinical testing later stage clinical trials. Although a trial of Memantine completed in January 1998 indicated potential effectiveness in treating PDN, a larger clinical trial is currently underway. This clinical trial may not be successful in confirming Memantine's efficacy for this indication.

     The Company's potential products are subject to the risks of failure inherent in the development of products based on new technologies. These risks include the possibility that the potential products may:

       *  be found to be unsafe, ineffective or toxic;

       *  fail to receive necessary regulatory clearances; and

       * if approved, be difficult to manufacture on a large scale or uneconomical to market;

       * be precluded from marketing by the Company due to the proprietary rights of third parties; and

       * not be successful because third parties market or may market superior or equivalent products.

     The Company's development activities may not result in any commercially viable products. The Company does not expect to be able to commercialize any products for a number of years, if at all.

The Company has only limited internal resources and thus the Company has relied and will continue to rely heavily on others for research, development, manufacture and commercialization of its potential products.

     With respect to Memantine, the Company is dependent on Merz for:

       *  the funding of its Phase IIB clinical trials;

       * the manufacturing and supply of drug for these and any future human clinical trials; and

       * the successful commercialization of the product to treat neuropathic pain and AIDS-related dementia.

     The only revenues that the Company will receive in the future for Memantine are royalties received on product sales by Merz or its marketing partner or partners. Any failure by Merz or its partners to successfully commercialize
Memantine after its development will have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has also entered into various contractual arrangements (many of which are non-exclusive) with consultants, academic collaborators, licensors, licensees and others, and it is dependent upon the level of commitment and subsequent success of these outside parties in performing their responsibilities. Certain of these agreements place significant responsibility for preclinical testing and human clinical trials and for preparing and submitting submissions for regulatory approval for potential products on the collaborator, licensor or contractor. If the collaborator, licensor or contractor fails to perform, the Company's business may be adversely affected.

     The Company has also relied on scientific, technical, clinical, commercial and other data supplied and disclosed by others in entering into these agreements. The Company has relied on this data in support of applications to enter human clinical trials for its potential products. Although the Company has no reason to believe that this information contains errors or omissions of fact, it is possible that there are errors or omissions of fact that would change materially the Company's view of the future likelihood of FDA approval or commercial viability of these potential products.

     A number of the Company's agreements and licenses with third parties require the Company to pay royalties and make other payments to such parties. Failure by the Company to make such payments could cause the Company to lose rights to technology or data under these agreements.

The FDA and state and local agencies, and comparable agencies and entities in foreign countries impose substantial requirements on the manufacturing and marketing of human therapeutics through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time consuming procedures.

     Fulfillment of regulatory requirements for marketing human therapeutics typically takes many years and varies substantially based on the type, complexity, and novelty of the drug for which approval is sought. Government regulation may:

       * delay for a considerable period of time or prevent marketing of any product that the Company may develop; and/or

       *  impose costly procedures upon the Company's activities.

     Either of these effects of government regulation may provide an advantage to the Company's competitors.

     There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis or at all. Any delay in obtaining, or failure to obtain, required approvals would adversely affect the marketing of the Company's proposed products and its ability to earn product revenues or royalties.

     In addition, success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. As with any regulated product, additional government regulations may be instituted which could delay regulatory approval of the Company's potential products. Additional government regulations that might result from future legislation or administrative action cannot be predicted.

The Company's success will depend, in large part, on its ability to obtain or license patents, protect trade secrets and operate without infringing upon the proprietary rights of others.

     The patent position of biotechnology firms generally is highly uncertain because:

       * patents involve complex legal and factual issues that have recently been the subject of much litigation;

       * no consistent policy has emerged from the United States Patent and Trademark Office regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents; and

       * others may independently develop similar products, duplicate any of the Company's potential products, or design around the claims of any potential patented products of the Company.

     In addition, because of the time delay in patent approval and the secrecy afforded United States patent applications, the Company does not know if other applications, that might have priority over the Company's applications, have been filed.

     As a result of all of these factors, there can be no assurance that patent applications relating to the Company's potential products or processes will result in patents being issued, or that patents, if issued, will provide protection against competitors who successfully challenge the Company's patents, obtain patents that may have an adverse effect on the Company's ability to conduct business, or be able to circumvent the Company's patent position.

     A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's business. Some of these technologies, applications or patents may conflict with the Company's or any of its licensors' technologies or patent applications. Such conflict could limit the scope of the patents, if any, that the Company may be able to obtain or to which it has a license or result in the denial of the Company's patent applications or the patent applications which the Company has licenses. In addition, if patents that cover the Company's activities have been or are issued to other companies, there can be no assurance that the Company would be able to obtain licenses to these patents, or at a reasonable cost, or be able to develop alternative technology.

The Company's potential products will need to be manufactured under the current Good Manufacturing Practices requirements prescribed by the FDA and the Company does not have its own manufacturing facilities.

     The Company has established arrangements with its corporate collaborator, Merz, and with contract manufacturers to supply potential products for preclinical and clinical trials. The Company intends to establish similar arrangements for the manufacture, packaging, labeling and distribution of its products if they are approved for marketing.

     The Company faces certain risks by outsourcing manufacturing, including:

       * the delay of the Company's preclinical and human clinical testing if the Company's contractors are unable to supply sufficient quantities of product candidates manufactured in accordance with cGMP on acceptable terms;

       * the delay of market introduction and subsequent sales of such products if the Company should encounter difficulties in establishing relationships with manufacturers to produce, package and distribute its products;

       * adverse effects on the FDA pre-market approval of the products if the Company's collaborators and contract manufacturers do not adhere to cGMP regulations enforced by the FDA through its facilities inspection program and if these facilities cannot pass a pre-approval plant inspection.

     Therefore, the Company's dependence on third parties for the manufacture of products may adversely affect the Company's results of operations and its ability to develop and deliver products on a timely and competitive basis.

Clinical trials or marketing of any of the Company's potential products may expose the Company to liability claims from the use of such products which the Company's insurance may not cover.

     The Company has a limited amount of product liability insurance to cover liabilities arising from clinical trials. It is possible that the Company's current insurance may not be adequate to cover any liabilities arising from the Company's clinical trials.

     The Company's current product liability insurance does not cover commercial sales of products. The Company can not be sure that it will be able to obtain product liability insurance covering commercial sales or, if such insurance is obtained, that sufficient coverage can be acquired at a reasonable cost. An inability to obtain insurance at acceptable cost or otherwise protect against potential product liability claims could prevent or inhibit commercialization of any products developed by the Company.

Further reductions in the Company's staff might significantly delay the achievement of planned development objectives.

     Each person currently employed by the Company serves an essential function. During fiscal year 1998, the Company reduced its workforce from 22 to 13 persons and, during fiscal year 1999, the Company further reduced its workforce from 13 to 11 persons. Three salaried managers left the Company, while one part-time manager and one administrative employee were retained. The Company believes that this reduction in the workforce has not impaired its ability to manage ongoing human clinical trials. Further reductions may be required because of the financial situation confronted by the Company. Any further reduction in force could impair the Company's ability to manage ongoing human clinical trials and have a material adverse effect on the Company's operations.

The market price of the shares of the Company's common stock, like that of the common stock of many other biopharmaceutical companies, has been and is likely to continue to be, highly volatile.

     The average daily trading volume of the Company's common stock during fiscal 1999 has been low compared to that of other biopharmaceutical companies. The Company's common stock was delisted from The Nasdaq Stock Market in February 1998 because the Company failed to meet the financial conditions necessary to remain listed. The delisting has adversely affected, and is expected to continue to adversely affect, the trading volume and price volatility of the Company's stock. The Company's common stock is now quoted on the OTC-Bulletin Board- under the symbol NTII.

     Other factors causing volatility in the Company's stock price include:

       * the results of preclinical studies and clinical trials by the Company or its competitors;

       * other evidence of the safety or efficacy of products of the Company or its competitors,

       * announcements of technological innovations or new therapeutic products by the Company or its competitors;

       * developments in patent or other proprietary rights of the Company or its competitors including litigation;

       *  fluctuations in the Company's operating results;

       *  government regulation, health care legislation; and

       *  market conditions for life sciences' stocks in general.


ITEM 2. PROPERTIES

     The Company's executive offices are located in Richmond, California. The Company entered into a sublease dated March 31, 1999 that decreased its occupied space from approximately 6,900 square feet to 5,750 square feet. The master lease, which commenced in April 1995, will expire in April 2000.


ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                                   PART II.


ITEM 5. MARKET PRICE OF NTI COMMON STOCK; DIVIDENDS

     Since February 1998, the Company's common stock has been quoted on the Over-the-Counter ("OTC") Bulletin Board-, an electronic stock listing service provided by The Nasdaq Stock Market, Inc., under the symbol NTII.

     As of June 30, 1999 there were approximately 235 holders of record of the Company's common stock and 7,563,575 shares of common stock outstanding. No dividends have been paid on the common stock since the Company's inception, and the Company does not anticipate paying any dividends in the foreseeable future.

     The price range of the Company's common stock during the past two fiscal years is shown below. Except as otherwise noted, high and low prices given here refer to the high and low bid quoted on the OTC Bulletin Board-. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

             Fiscal 1998                     High      Low
             -----------                     ----      ---
             First Quarter* .............    $3.63     $1.56
             Second Quarter* ............    $3.56     $0.44
             Third Quarter ..............    $1.28     $0.47
             Fourth Quarter .............    $1.50     $0.69

             Fiscal 1999                     High      Low
             -----------                     ----      ---
             First Quarter ..............    $1.06     $0.38
             Second Quarter .............    $0.69     $0.41
             Third Quarter...............    $0.66     $0.47
             Fourth Quarter..............    $1.44     $0.50

------------
* Prices shown during these quarters reflect the high and low closing price of the Company's Common Stock on the Nasdaq SmallCap Market.


Recent Sales of Unregistered Securities

     In August 1999, the Company entered into a convertible loan agreement with Merz pursuant to which the Company can borrow up to $1,500,000. As of September 15, 1999, the Company has borrowed $500,000 under this agreement. At its option, Merz may convert any amounts borrowed under the loan agreement, plus interest into common stock of NTI. If Merz converted all outstanding principal and interest under the loan, NTI would be obligated to issue Merz approximately 482,540 shares of common stock. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") to exempt the sale from registration under the Securities Act.

     In April 1999, NTI raised $1,166,000 through the sale of 466,400 units of the Company's securities in a private placement. The purchase price was $2.50 per unit. Each unit consisted of 5 shares of Series A preferred stock and one warrant to purchase 2 shares of common stock at an exercise price of $1.00 per share (exercisable for 5 years). The Series A preferred stock is convertible into common stock on a one-for-one basis, subject to antidilution adjustment, votes together with the common stock on an as-converted basis and has preferences with respect to dividends and liquidation. The Company sold the units to 31 accredited investors and relied on Rule 506 of Regulation D to exempt the sale from registration under the Securities Act.

     In January 1999, the Company entered into a $200,000 convertible loan agreement with Merz. At its option, Merz may convert outstanding principal and interest into shares of NTI common stock at a price of $1.20 per share. As of June 30, 1999, if Merz exercises this option to convert, NTI would be obligated to issue Merz approximately 173,333 shares of common stock. The Company relied on Section 4(2) of the Securities Act to exempt the sale from registration under the Securities Act.

     In March 1998, NTI raised $555,725 through the sale of 1,010,410 units of the Company's securities in a private placement. The purchase price was $0.55 per unit. Each unit consisted of one share of the Company's common stock, one Class A warrant to purchase common stock at an exercise price of $0.75 per share (exercisable for 18 months) and one Class B warrant to purchase common stock at an exercisable price of $1.50 per share (exercisable for 3 years). The Company sold the units to 16 accredited investors and relied on Rule 506 of Regulation D to exempt the sale from registration under the Securities Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     NTI is an emerging drug development company focused on the clinical development and regulatory approval of neuroscience drugs. NTI is developing neuroprotective and neuromodulatory agents to treat progressive neurological impairments characteristic of various nervous system disorders, including diabetic neuropathy, brain cancer and AIDS dementia syndrome. The Company's strategy is to in-license and develop early-stage drug candidates that target major medical needs and that may be rapidly commercialized.

     NTI currently has two product candidates in Phase II human clinical testing. One of these, the orally-dosed compound Memantine, appears to restore the function of impaired neurons by modulating the NMDA receptor, integral to the membranes of such cells. In the second quarter of fiscal 1999, the Company initiated a 375-patient placebo-controlled Phase IIB human clinical to evaluate the ability of Memantine to relieve chronic pain due to diabetic peripheral neuropathy or nerve damage, particularly nocturnal pain that frequently interferes with sleep. Additionally, in March 1999, the Company announced positive results of a Phase III human clinical trial of Memantine for dementia sponsored by Merz. In this trial, severely demented subjects treated with Memantine had statistically significant improvement compared to placebo in internationally accepted measures of functional independence, including bathing, dressing and self-care. The ability of Memantine to reduce symptoms of dementia and neuropathic pain in AIDS patients is currently being evaluated in a Phase II human clinical trial sponsored by the AIDS Clinical Trials Group of the NIH. NTI is supplying Memantine for the trial and will have the right to use the resulting data for the commercial development of Memantine for that indication.

     In January 1999, the Company received a loan of $200,000 from Merz. The loan, which bears interest at a rate of 8% per year, will be repaid upon Merz signing an agreement with a third party regarding the development and marketing of Memantine. If no such agreement is completed, the loan is due and payable on December 31, 2000. In lieu of NTI's repayment of the principal and interest on the loan, Merz has the right to exercise an option at its own discretion to receive shares of NTI common stock at the stock price of $1.20 per share. As of June 30, 1999, if Merz exercises this option, NTI would be obligated to issue Merz 173,333 shares of common stock.

     Subsequent to fiscal 1999 year end, the Company entered into an agreement with Merz pursuant to which the Company can borrow up to $1.5 million to support the Phase IIB trial of Memantine for neuropathic pain. As of September 15, 1999, the Company had borrowed $500,000 pursuant to this agreement.

     In April 1999, the Company announced completion of a private financing resulting in net proceeds in excess of $1.1 million to fund the Company's continued operations and clinical programs. Subsequent to fiscal year end, the Company has raised over $90,000 as of September 1, 1999 in an ongoing private placement of common stock and warrants to purchase common stock.

     NTI is also developing a second product, XERECEPT, a synthetic preparation of the natural human peptide CRF. The Company is currently analyzing data from a randomized, double-blind, positive-controlled Phase II human clinical trial of XERECEPT for peritumoral brain edema ("PBE"). During fiscal 1999, the Company was awarded a SBIR grant of approximately $100,000 from the NIH for clinical development of XERECEPT for PBE.

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

     Since 1987 when NTI was founded, the Company has applied a majority of its resources to its research and development programs. The Company is a development stage company, has not received any revenue from the sale of products, and does not anticipate receiving any revenue from the sales of products in the near future. The Company has incurred losses since its inception and expects to incur substantial, increasing losses due to ongoing and planned research and development efforts. As part of the strategic planning process, the Company has limited expenditures to only two drug candidates. The Company will need to obtain additional financing to continue operations.


RESULTS OF OPERATIONS

     The Company's research and development expenses increased to $2,780,000 in fiscal 1999 from $2,026,000 in fiscal 1998. The increase in fiscal 1999 was primarily due to the initiation of a Phase IIB human clinical trial to evaluate Memantine as a treatment for peripheral diabetic neuropathy.

     Research and development expenses decreased from $5,478,000 in fiscal 1997 to $2,026,000 in fiscal 1998. This decrease in fiscal 1998 was primarily due to the Company's narrowing its clinical focus to the development of its two product candidates in clinical trials.

     General and administrative expenses decreased to $1,058,000 in fiscal 1999 from $2,347,000 in fiscal 1998. The decrease in fiscal 1999 was primarily due to lower salaries, facility costs and professional fees.

     General and administrative expenses increased slightly from $2,298,000 in fiscal 1997 to $2,347,000 in fiscal 1998. The increase was primarily due to expenditures relating to seeking financing and corporate partnerships in fiscal 1998.

     In fiscal 1999 the Company's revenues of $99,544 were due to a Small Business Innovative Research grant awarded from the NIH.

     In fiscal 1998, the Company received $2,100,000 due to a one-time payment from Merz pursuant to a strategic research and marketing cooperation agreement between NTI and Merz.

     Interest income decreased from $407,000 in fiscal 1997 to $99,000 in fiscal 1998 and to $47,000 in fiscal 1999, primarily due to changes in average cash balances.

     The Company expects to incur substantial costs in fiscal 2000 primarily for Phase II clinical trials for its development programs and related administrative support. The Company expects that its expenditures will continue to increase as its products move through Phase II and, if the Phase II trials are successful, Phase III clinical trials.


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

     The Company's available cash and cash equivalents as of June 30, 1999 were $201,000. In the course of its development activities, the Company has incurred significant losses and expects additional losses in the year ending June 30, 2000. At June 30, 1999, the Company has a working capital deficit and a net capital deficiency. In order to continue operations through the year ending June 30, 2000 and beyond, additional financing will be required. The Company believes that its available cash and cash equivalents as of June 30, 1999 combined with funds from the Merz loan agreement and a private placement, subsequent to fiscal year end, are adequate to fund its operations through October 31, 1999. NTI will need to raise substantial additional capital to fund subsequent operations. The Company intends to seek such funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. The Company may seek to raise additional funds whenever market conditions permit. However, there can be no assurance that funding will be available from any of these sources, or, if available, that it will be available on acceptable terms. If the Company is not able to raise adequate funds, it may be required to delay, scale back, or terminate its clinical trials or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to give up additional rights to its technology, product candidates or products. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

     Further, the Company will require substantial additional funds to conduct clinical testing of its potential products. The Company's future capital requirements will depend on a number of factors, including: the amount of royalties received from Merz for future sales of Memantine; the progress of the Company's clinical development programs; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; competing technological and market developments; the ability of the Company to establish collaborative relationships; the development of commercialization activities and arrangements; and the purchase of additional capital equipment.

     From inception through June 30, 1999, the Company has raised a total of $31.2 million in net proceeds from the sale of common and preferred stock. Subsequent to the fiscal year end, the Company has raised over $90,000 as of September 1, 1999 in an ongoing private placement of common stock and warrants to purchase common stock. In addition, subsequent to fiscal year end, the Company entered into a loan agreement with Merz pursuant to which the Company can borrow up to $1.5 million to support its Phase IIB clinical trials of Memantine for neuropathic pain.

IMPACT OF YEAR 2000 ISSUE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish century dates prior to January 1, 2000 from dates on and after January 1, 2000 ("Y2K"). These date code fields will need to distinguish dates prior to January 1, 2000 from dates on and after January 1, 2000 ("Year 2000 Compliance") and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to reach Year 2000 Compliance.

     The Company's internal business systems and workstation applications will be a primary area of focus. The Company replaced such computers prior to 1999 with Y2K compliant units. The Company utilizes only commercially produced software applications and these have been upgraded to versions that the vendors advertise to be Y2K compliant. The Company has contacted selected NTI vendors and is in the process of speaking to additional vendors with regards to their Y2K status. Based upon vendors' representations to date, the Company understands that they will be able to supply NTI with its needs in the year 2000.

     Certain single function systems at NTI have not been upgraded as yet. These upgrades will be performed by the Company's internal staff and outside specialized vendors and contractors as needed. The Company believes that NTI will be Y2K compliant by December 1999. The cost of effecting the remaining Y2K upgrades is estimated to be less than $5,000.

     The worst-case scenario for Y2K problems for NTI would be to cease using the affected systems for an indefinite period of time while the Company attempts to correct the problems. In the event that Y2K issues are not resolved in a timely manner, the Company will implement alternative methods to carry out these tasks and services until the affected systems are upgraded. However, this would not be expected to have a material effect on NTI's operations, liquidity and financial condition.

     NTI has made forward-looking statements regarding its Y2K compliance. These statements include the expected completion schedule for system upgrades, and the costs to the company of such upgrades. There are many factors that could cause actual events or results to differ materially from those stated in the forward-looking statements. These factors include difficulties in identifying or upgrading software or hardware systems that are not currently Y2K compliant and in coordinating these efforts through NTI's internal staff and specialized contractors. The Company expects to be able to complete these upgrades before any Y2K problem could arise. Unanticipated problems such as material costs caused by undetected errors or defects in the technology used in the Company's internal systems could delay the Company's completion of the upgrades.


ITEM 7. FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
Neurobiological Technologies, Inc.

     We have audited the accompanying balance sheets of Neurobiological Technologies, Inc. (a development stage company) as of June 30, 1999, and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1999, and for the period from August 27, 1987 (inception) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neurobiological Technologies, Inc. at June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, and for the period from August 27, 1987 (inception) through June 30, 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming Neurobiological Technologies, Inc. will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has experienced recurring losses during the development stage and at June 30, 1999 has a working capital deficit and a net capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/  ERNST & YOUNG LLP

                                                  ERNST & YOUNG LLP


San Francisco, California
August 6, 1999


       Neurobiological Technologies, Inc. (A development stage company)

                                 BALANCE SHEETS
                                                                                    June 30,
                                                                        --------------------------------
                                                                             1999               1998
                                                                        -------------      -------------
ASSETS
Current assets:
 Cash and cash equivalents   .......................................    $     201,202      $   2,020,886
 Prepaid expenses and other current assets  ........................           43,833             59,016
                                                                        -------------      -------------
   Total current assets   ..........................................          245,035          2,079,902
 Property and equipment, net    ....................................            3,796             53,447
                                                                        -------------      -------------
                                                                        $     248,831      $   2,133,349
                                                                        =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable   ................................................    $     447,124      $      44,998
 Accrued expenses   ................................................          487,715            452,580
 Note payable to shareholder    ....................................          200,000                --
                                                                        -------------      -------------
   Total current liabilities    ....................................        1,134,839            497,578
Commitments:
Stockholders' equity (deficit):
 Convertible preferred stock, $.001 par value, 5,000,000 shares
   authorized, 2,332,000 issued and outstanding at June 30, 1999 ...        1,166,000                --
 Common stock, $.001 par value, 25,000,000 shares authorized,
   7,563,575 outstanding at June 30, 1999 and 7,553,699 at June
   30, 1998   ......................................................       29,985,352         29,980,898
 Deficit accumulated during development stage  .....................      (32,037,360)       (28,345,127)
                                                                        -------------      -------------
Total stockholders' equity (deficit)  ..............................         (886,008)         1,635,771
                                                                        -------------      -------------
                                                                        $     248,831      $   2,133,349
                                                                        =============      =============

See accompanying notes.

                          Neurobiological Technologies, Inc. (A development stage company)

                                              STATEMENTS OF OPERATIONS


                                                                                                  Period from
                                                      Year ended June 30,                       August 27, 1987
                                      -----------------------------------------------------   (inception) through
                                          1999               1998               1997             June 30, 1999
                                      ---------------   -----------------   ---------------   ---------------------
REVENUES
 License  ........................... $        --        $   2,100,000      $        --          $    2,100,000
 Grant    ...........................       99,544                 --                --                 149,444
                                      -------------      -------------      -------------        --------------
   Total revenue   ..................       99,544           2,100,000               --               2,249,444
EXPENSES
 Research and development   .........    2,780,305           2,025,646         5,477,504             25,068,686
 General and administrative    ......    1,058,421           2,346,893         2,298,391             11,396,572
                                      -------------      -------------      -------------        --------------
   Total expenses  ..................    3,838,726           4,372,539         7,775,895             36,465,258
                                      -------------      -------------      -------------        --------------
Operating loss  .....................   (3,739,182)         (2,272,539)       (7,775,895)           (34,215,814)
Interest income    ..................       46,949              99,335           407,307              2,178,454
                                      -------------      -------------      -------------        --------------
NET LOSS  ........................... $ (3,692,233)      $  (2,173,204)     $ (7,368,588)        $  (32,037,360)
                                      =============      =============      =============        ==============
BASIC AND DILUTED NET LOSS
 PER SHARE   ........................ $      (0.49)      $       (0.32)     $      (1.13)
                                      =============      =============      =============
Shares used in basic and diluted net
 loss per share calculation    ......    7,554,522           6,862,186         6,527,392
                                      =============      =============      =============

See accompanying notes.


       Neurobiological Technologies, Inc. (A development stage company)

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   Common Stock             Deficit             Total
                                               Preferred    --------------------------   Accumulated in      Stockholders'
                                                 Stock        Shares        Amount      Development Stage   Equity (Deficit)
                                            --------------- ----------- -------------- ------------------- ------------------
Period from August 27, 1987
 (inception) through June 30, 1996   ......
 Issuance of common stock   ...............  $        --       740,863   $  1,616,706    $          --       $   1,616,706
 Issuance of common stock for services                --        72,428         84,500               --              84,500
 Issuance of common stock for license
  rights  .................................           --        10,820         12,625               --              12,625
 Issuance of warrants to purchase
  179,786 shares of common stock  .........           --           --           2,790               --               2,790
 Exercise of warrants    ..................           --       142,500         70,252               --              70,252
 Exercise of options  .....................           --        86,620        215,838               --             215,838
 Issuance of common stock under
  employee stock purchase plan    .........           --        42,342        112,474               --             112,474
 Issuance of 5,691,000 shares of Series
  A preferred stock, net of issuance
  costs   .................................     5,573,194          --             --                --           5,573,194
 Issuance of 2,657,881 shares of Series
  B preferred stock, net of issuance
  costs   .................................     1,653,888          --             --                --           1,653,888
 Conversion of preferred stock in
  connection with the initial public
  offering   ..............................    (7,227,082)   1,046,912      7,227,082               --                 --
 Issuance of common stock at $8.00
  per share in connection with initial
  public offering, net of issuance
  costs   .................................           --     1,840,000     12,817,000               --          12,817,000
 Issuance of common stock at $3.25
  per share in connection with public
  offering, net of issuance costs    ......           --     2,530,000      7,143,279               --           7,143,279
 Net loss and comprehensive loss  .........           --           --             --        (18,803,335)       (18,803,335)
                                             ------------    ----------  -------------   --------------      -------------
Balances at June 30, 1996   ...............           --     6,512,485     29,302,546       (18,803,335)        10,499,211
 Issuance of common stock for services                --         5,000         23,750               --              23,750
 Exercise of options  .....................           --         2,999         10,331               --              10,331
 Issuance of common stock under
  employee stock purchase plan    .........           --        19,830         45,844               --              45,844
 Net loss and comprehensive loss  .........           --           --             --         (7,368,588)        (7,368,588)
                                             ------------    ----------  -------------   --------------      -------------
Balances at June 30, 1997   ...............           --     6,540,314     29,382,471       (26,171,923)         3,210,548
 Issuance of warrants to purchase
  125,000 shares of common stock  .........           --           --          40,500               --              40,500
 Issuance of common stock and
  warrants at $0.55 per unit   ............           --     1,010,410        555,725               --             555,725
 Issuance of common stock under
  employee stock purchase plan    .........           --         2,975          2,202               --               2,202
 Net loss and comprehensive loss  .........           --           --             --         (2,173,204)        (2,173,204)
                                             ------------    ----------  -------------   --------------      -------------
Balances at June 30, 1998   ...............           --     7,553,699     29,980,898       (28,345,127)         1,635,771
 Issuance of common stock under
  employee stock purchase plan    .........           --         9,876          4,454               --               4,454
 Issuance of 2,332,000 shares of Series
  A preferred stock and warrants at
  $2.50 per unit, net of issuance costs         1,166,000          --             --                --           1,166,000
 Net loss and comprehensive loss  .........           --           --             --         (3,692,233)        (3,692,233)
                                             ------------    ----------  -------------   --------------      -------------
Balances at June 30, 1999   ...............  $  1,166,000    7,563,575   $ 29,985,352    $  (32,037,360)     $    (886,008)
                                             ============    ==========  =============   ==============      =============

See accompanying notes.


       Neurobiological Technologies, Inc. (A development stage company)

                           STATEMENTS OF CASH FLOWS


                                                                                                               Period from
                                                                  Year ended June 30,                        August 27, 1987
                                               ---------------------------------------------------------   (inception) through
                                                    1999                1998                1997              June 30, 1999
                                               -----------------   -----------------   -----------------   ---------------------
OPERATING ACTIVITIES
Net loss  ....................................  $  (3,692,233)      $  (2,173,204)      $  (7,368,588)        $  (32,037,360)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization    ............         41,792             128,402             122,773                638,206
 Issuance of common stock and
   warrants for license rights and
   services  .................................            --               40,500                 --                 139,775
 Changes in assets and liabilities:
   Prepaid expenses and other  ...............         15,183             112,420             165,986                (43,833)
   Accounts payable and accrued
    expenses    ..............................        437,261            (498,978)            103,404                934,839
                                                -------------       -------------       -------------         --------------
Net cash used in operating activities   ......     (3,197,997)         (2,390,860)         (6,976,425)           (30,368,373)
INVESTING ACTIVITIES
 Purchase of investments    ..................            --                  --           (1,462,723)           (33,839,678)
 Sale of investments  ........................            --            2,559,911           5,060,455             33,839,678
 Purchases of property and equipment,
   net    ....................................          7,859              15,506             (25,645)              (358,940)
 Additions to patents and licenses   .........            --                  --                  --                (283,062)
                                                -------------       -------------       -------------         --------------
Net cash provided by (used in) investing
 activities  .................................          7,859           2,575,417           3,572,087               (642,002)

FINANCING ACTIVITIES
 Proceeds of short-term borrowings   .........        200,000                 --                  --                 435,000
 Issuance of common stock, net    ............          4,454             557,927              79,925             22,618,495
 Issuance of preferred stock, net    .........      1,166,000                 --                  --               8,158,082
                                                -------------       -------------       -------------         --------------
Net cash provided by financing activities           1,370,454             557,927              79,925             31,211,577
Increase (decrease) in cash and cash
 equivalents .................................     (1,819,684)            742,484          (3,324,413)               201,202
Cash and equivalents at beginning of
 period   ....................................      2,020,886           1,278,402           4,602,815                    --
                                                -------------       -------------       -------------         --------------
Cash and equivalents at end of period   ......  $     201,202       $   2,020,886       $   1,278,402         $      201,202
                                                =============       =============       =============         ==============
SUPPLEMENTAL DISCLOSURES
Conversion of short-term-borrowings to
 Series A preferred stock   ..................  $         --        $         --        $         --          $      235,000
                                                =============       =============       =============         ==============
Conversion of preferred stock to
 common stock   ..............................  $         --        $         --        $         --          $    7,227,082
                                                =============       =============       =============         ==============

See accompanying notes.

                         NOTES TO FINANCIAL STATEMENTS

       Neurobiological Technologies, Inc. (a development stage company)


Note 1. Organization And Significant Accounting Policies


Organization

     Neurobiological Technologies, Inc. ("NTI" or the "Company") is an emerging drug development company focused on the clinical evaluation and regulatory approval of neuroscience drugs. The Com-pany's strategy is to in-license and develop early-stage drug candidates that target major medical needs and which can be rapidly commercialized. The Company's experienced management team oversees the human clinical trials necessary to establish preliminary evidence of efficacy and seeks partnerships with pharmaceutical and biotechnology companies to complete development and marketing of its product candidates.


Basis of Presentation

     In the course of its development activities, the Company has incurred significant losses and expects additional losses in the year ending June 30, 2000. At June 30, 1999, the Company has a working capital deficit and a net capital deficiency. In order to continue operations through the year ending June 30, 2000 and beyond, additional financing will be required. The Company believes that its available cash and cash equivalents of $201,000 as of June 30, 1999 combined with funds from Merz loan agreement and a private placement, subsequent to fiscal year end, are adequate to fund its operations through October 31, 1999. NTI will need to raise substantial additional capital to fund subsequent operations. The Company intends to seek such funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. The Company may seek to raise additional funds whenever market conditions permit. However, there can be no assurance that funding will be available from any of these sources, or, if available, that it will be available on acceptable terms. If the Company is not able to raise adequate funds, it may be required to delay, scale back, or terminate its clinical trials or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to give up additional rights to its technology, product candidates or products. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.


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


Key Supplier

     The Company is dependent on one party for the manufacturing and supply of one of its drugs for the Company's human clinical trials and for the successful commercialization of the related product. Any failure on the part of this company in this regard could adversely affect the Company's business and results of operations.

Cash and Cash Equivalents

     Cash and cash equivalents, which consist of cash and highly liquid short-term investments with insignificant interest rate risk and original maturities of three months or less at date of purchase, are stated at cost, which approximates fair value.

                         NOTES TO FINANCIAL STATEMENTS

Property and Equipment

     Property and equipment is stated at cost. Depreciation is calculated using the straight-line method based on estimated useful lives of 2 to 7 years. The balances at June 30, 1999 and 1998 consisted of the following:

                                                     1999            1998
                                                  ----------      ----------
         Machinery and equipment   ............   $ 176,756       $  185,820
         Furniture and fixtures    ............     115,426          114,221
                                                  ----------      ----------
                                                    292,182          300,041
         Less accumulated depreciation   ......    (288,386)        (246,594)
                                                  ----------      ----------
                                                  $   3,796       $   53,447
                                                  ==========      ==========

Net Loss per Share

     Net loss per share is presented under the requirements of FAS No. 128, "Earnings per Share" ("FAS 128"). Basic earnings per share computed is based on the average shares of common stock outstanding and excludes any dilutive effects of options, warrants, and convertible securities. Potentially dilutive securities such as options, warrants, and convertible preferred stock, have also been excluded from the computation of diluted net loss per share as their effect is antidilutive.


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


Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income (loss) and its components in the financial statements. The Company has no items of other comprehensive income, and, accordingly, its net loss is equal to its comprehensive loss.


Enterprise Segments

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas, and major customers. The Company operates in one business segment.


Note 2. Operating Lease Commitments

     The Company's lease for its premises in Richmond, California expires in April 2000. Rent expense for the years ending June 30, 1999, 1998, and 1997 was $39,000, $147,000, and $157,000, respectively. The future minimum payment has been prepaid through the end of the lease period and is included in prepaid expenses and other current assets.


Note 3. Stockholders' Equity


Preferred Stock

     At June 30, 1999, the Company has 2,332,000 shares of Series A convertible preferred stock issued and outstanding. The holders of the Series A convertible preferred stock are entitled to receive annual

                         NOTES TO FINANCIAL STATEMENTS
noncumulative dividends of 8% per share per annum, when and if declared by the Board of Directors. These dividends are in preference to any declaration or payment of any dividend on the common stock of the Company. As of June 30, 1999, no dividends had been declared.

     Each share of Series A preferred stock is convertible, at the holder's option, subject to antidilution provisions, into one share of common stock. Additionally, each share of the preferred stock will be automatically converted into one share of common stock upon the election of more than 50% of the Series A preferred stock to convert into common stock. The holders of preferred stock are entitled to the number of votes equal to the number of shares of common stock into which their preferred stock is convertible.

     In the event of any liquidation, dissolution, or winding up of the Company, the holders of the Series A preferred stock have a liquidation preference of $0.50 per share, over holders of common stock plus any declared but unpaid dividends. After payment has been made to the holders of Series A preferred stock, the entire remaining assets and funds of the Company legally available for distribution, if any, would be distributed ratably among the holders of common stock.

Warrants to Purchase Common Stock

     At June 30, 1999, warrants to purchase an aggregate of 3,335,906 shares of common stock are outstanding at a weighted average exercise price of $1.34 per share. Warrants to purchase 932,800 shares of common stock were issued at a price of $1.00 in connection with a private equity financing completed in April 1999 and expire in April 2004. Warrants to purchase 2,020,820 shares of common stock were issued in connection with a private financing completed in March 1998: 1,010,410 of these shares at a price of $0.75 expired in September and October 1999; and 1,010,410 of these shares at a price of $1.50 will expire in March 2001. Warrants to purchase 100,000 and 25,000 shares of common stock were issued in April 1998 at a price per share of $1.25 and $3.00, respectively, in connection with the termination of a licensing agreement and expire in April 2001. Warrants to purchase 37,286 shares of common stock were issued between April 1990 and July 1991 at a price of $5.60 for licensing rights and consulting services and have expiration dates through June 30, 2001. Warrants to purchase 220,000 shares were issued to the underwriters of the 1996 public offering at a price of $3.90 and expire on February 15, 2001. The weighted average fair value of warrants issued during fiscal 1999 was $0.38 per share.

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

     The Board of Directors adopted the Company's first stock option plans in 1989. In November 1993, the Board combined the plans and adopted the 1993 Stock Plan. The 1993 Stock Plan was subject to amendment and/or restatement in February 1994, November 1994, October 1996, and November 1997. Two million shares of common stock have been reserved for issuance under the 1993 Stock Plan. In general, options are granted at fair market value on the date of the grant, have a term of 10 years and become exercisable over a period of up to 48 months.

                         NOTES TO FINANCIAL STATEMENTS

     A summary of the Company's stock option activity, and related information for the three years ended June 30, 1999 follows (all repricing activity is reflected as cancellations and subsequent grants):

                                                            Weighted Average
                                      Number of Shares          Exercise
                                     Subject to Options          Price
                                     --------------------   ------------------
 Balance at June 30, 1996   ......          925,545               $ 4.19
  Options granted  ...............          338,304                 2.58
  Options canceled    ............          (28,591)                5.61
  Options exercised   ............           (2,999)                3.44
                                          ---------
 Balance at June 30, 1997   ......        1,232,259                 3.72
  Options granted  ...............          844,454                 1.66
  Options canceled    ............         (501,632)                4.11
                                          ---------
 Balance at June 30, 1998   ......        1,575,081                 2.42
  Options granted  ...............          488,500                 0.65
  Options canceled    ............         (259,783)                2.51
                                          ---------
 Balance at June 30, 1999   ......        1,803,798                 1.93
                                          =========


     At June 30, 1999, options to purchase 140,392 shares of common stock remained available for grant, and options to purchase 1,203,430 shares of common stock were exercisable. The weighted average exercise price of options exercisable at June 30, 1999 was $2.21. The weighted average fair value of options granted during 1999, 1998 and 1997 were $0.37, $1.09, and $1.48, respectively.

     The following table summarizes information concerning currently outstanding and exercisable options:

                      Options Outstanding                            Options Exercisable
---------------------------------------------------------------   --------------------------
                                      Weighted
                                      Average        Weighted                     Weighted
                                     Remaining        Average                      Average
   Range of           Shares         Contractual     Exercise       Shares        Exercise
Exercise Prices     Outstanding     Life (years)      Price       Exercisable      Price
-----------------   -------------   --------------   ----------   -------------   ----------
$ 0.01 - 1.99           964,721         8.85           $  0.78        527,097       $  0.90
  2.00 - 3.99           826,559         5.62              3.22        665,828          3.20
  4.00 - 5.99             7,768         4.79              4.21          7,755          4.21
  6.00 - 8.00             4,750         5.62              7.42          2,750          8.00
                      ----------                                    ----------
                      1,803,798                                     1,203,430
                      ==========                                    ==========

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, which requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method. The fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for 1997, 1998 and 1999: Expected volatility calculations based on historical data (.846), risk free interest rates based on U.S. government bonds with maturities equal to the expected option lives of 6.5 percent, expected option lives of five years, and no dividend yield.

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

                         NOTES TO FINANCIAL STATEMENTS


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                                          Year ended June 30,
                                                             ----------------------------------------------
                                                                1999            1998             1997
                                                             -------------   -------------   --------------
Net loss--as reported    .................................    $  (3,692)      $  (2,173)       $  (7,369)
Net loss--pro forma   ....................................       (3,940)         (2,695)          (7,845)
Basic and diluted net loss per share--as reported   ......        (0.49)          (0.32)           (1.13)
Basic and diluted net loss per share--pro forma  .........        (0.52)          (0.39)           (1.20)

     The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures in future years.


Stock Purchase Plan

     Effective February 1994, the Company established an employee stock purchase plan under which the employees may purchase common stock at 85% of the lower of the share price at the beginning or end of a designated period. In November 1996, the amount of shares reserved for issuance under the plan was increased by 50,000 to 100,000. Under the plan, 24,977 shares remain available for issuance at June 30, 1999.


Note 4. Income Taxes

     The Company uses the liability method to account for income taxes as required by FASB Statement No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that will be in effect when the differences are expected to reverse.

     Significant components of the Company's deferred tax assets (in thousands) are as follows:

                                                         June 30,
                                                 ---------------------------
                                                   1999           1998
                                                 -----------   -------------
Net operating loss carryforward   ............   $ 11,500       $  10,000
Research and development carryforward   ......      1,130           1,100
Capitalized research and development    ......        290             500
                                                 ---------      ---------
Gross deferred tax assets   ..................     12,920          11,600
Valuation allowance   ........................    (12,920)        (11,600)
                                                 ---------      ---------
Net deferred tax assets  .....................   $    --        $     --
                                                 ---------      ---------

     The valuation allowance increased by $1,320,000 and $790,000 in fiscal years 1999 and 1998, respectively.

     At  June  30,  1999,   and  1998,   the  Company  had  net  operating  loss
carryforwards for federal and state income tax purposes of approximately $32,000,000 and $12,000,000 respectively, which expire in tax years 1999 through 2018. The Company has federal tax credit carryforwards of approximately $800,000 which expire in tax years 2006 through 2018.

     During the years ended June 30, 1991 and 1994, the Company experienced a "change in ownership" as defined by Section 382 of the Internal Revenue Code. As a result, utilization of the Company's net operating loss and credit carryforwards incurred prior to the "change in ownership" may be subject to an annual limitation. If additional "changes in ownership" should occur, the availability of the Company's net

                         NOTES TO FINANCIAL STATEMENTS
operating loss and credit carryforwards incurred subsequent to the 1994 "change in ownership" may also be subject to an annual limitation and may expire before ultimately becoming available to reduce future income tax liabilities.


Note 5. Notes Payable

     In January 1999, the Company received a loan of $200,000 from Merz. The loan, which bears interest at a rate of 8% per year, is required to be repaid from any funds received by NTI upon Merz signing an agreement with a third party regarding the development and marketing of Memantine. If no such agreement is completed, the loan is due and payable on December 31, 2000. In lieu of NTI's repayment of the principal and interest on the loan, Merz has the right to exercise an option at its sole discretion to receive shares of NTI common stock at the stock price of $1.20 per share. As of June 30, 1999, if Merz exercises this option, NTI would be obligated to issue Merz 173,333 shares of common stock.

Note 6. Related Party Transaction

     The President and Chief Executive Officer of the Company is a member of the board of directors of a company that provided the Company with consulting services. Amounts paid to this company for such services totaled $409,000 and $90,000 in the years ended June 30, 1998 and 1997, respectively (none in 1999).

Note 7. Subsequent Events (unaudited)

     In August 1999, the Company entered into another agreement with Merz pursuant to which the Company can borrow up to $1.5 million to support the Phase IIB trial of Memantine for neuropathic pain. As of September 15, 1999, the Company has borrowed $500,000 pursuant to this agreement. The principal and interest of the Merz loans are convertible into common stock of the Company at Merz' option. The terms of the Merz loan agreement also require that future license fees, royalties, and other consideration received by the Company for the licensing of its products and technologies be used to repay the loan.

     Subsequent to year end, the Company has raised over $90,000 as of September 1, 1999 in an ongoing private placement of common stock and warrants to purchase common stock.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                         NOTES TO FINANCIAL STATEMENTS

                                   PART III.


ITEM 9.  DIRECTORS AND EXECUTIVE  OFFICERS OF THE  REGISTRANT

     The directors and executive officers of the Company are as follows:

Name                               Age     Position
----                               ---     --------
Paul E. Freiman    ...............  65     President and Chief Executive Officer and Director
Calvert Y. Yee  ..................  47     Vice President, Operations and Administration
Lisa U. Carr, M.D., Ph.D.   ......  44     Vice President, Medical Affairs
Abraham E. Cohen   ...............  63     Chairman of the Board of Directors
Enoch Callaway, M.D.  ............  75     Director
Theodore L. Eliot, Jr.   .........  71     Director
Abraham D. Sofaer  ...............  61     Director
John B. Stuppin    ...............  66     Director

     Paul E. Freiman joined the Company as a director in April 1997 and was elected President and Chief Executive Officer in May 1997. He is the former chairman and chief executive officer of Syntex Corporation ("Syntex"), where he had a long and successful career and was instrumental in the sale of Syntex to Roche Holdings for $5.3 billion. He is credited with much of the marketing success of Syntex's lead product Naprosyn- and was responsible for moving the product to over-the-counter status, marketed by Proctor & Gamble as Aleve-. Mr. Freiman currently serves as chairman of the boards of Digital GeneTechnologies, Inc., a private genomics company and SciGen Pte. Ltd. Mr. Freiman currently serves on the boards of Penwest Pharmaceutical Co., Calypte Biomedical Corporation and Otsuka America Pharmaceuticals, Inc. He has been chairman of the Pharmaceutical Manufacturers Association of America (PhARMA) and has also chaired a number of key PhARMA committees. Mr. Freiman is also an advisor to Burrill & Co., a San Francisco merchant bank. Mr. Freiman holds a B.S. degree from Fordham University and an honorary doctorate from the Arnold & Marie Schwartz College of Pharmacy.

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

     Lisa U. Carr M.D., Ph.D. was appointed Vice President of Medical Affairs in September 1998. Prior to joining the company in June 1998 as Director of Medical Affairs, Dr. Carr was Associate Medical Director at the Institute of Clinical Immunology and Infectious Diseases at Syntex Development Research in Palo Alto, California. Dr. Carr has more than 8 years of international industry experience in conducting clinical drug trials in immunosuppression, nephrology, neurology, gastroenterology and cardiovascular disorders. She was Lead Clinical Research Physician at Syntex, directing a pivotal clinical trial of mycophenolate mofetil (IND and NDA approved for solid organ transplantation). As a member of the Clinical Dossier Filing Team, Dr. Carr was instrumental in obtaining an accelerated drug approval from the FDA in 1995; Europe-wide approval was granted in 1996. Dr. Carr holds a medical degree and a Ph.D. magna cum laude degree from the University of Munich in Germany.

     Abraham E. Cohen has been a director of the Company since March 1993 and has been Chairman of the Board of Directors since August 1993. From 1982 to 1992, Mr. Cohen served as Senior Vice President of Merck & Co. ("Merck") and from 1977 to 1988 as President of the Merck Sharp & Dohme International Division ("MSDI"). While at Merck, he played a key role in the development of Merck's international business, initially in Asia, then in Europe and, subsequently, as President of MSDI, which manufactures and markets human health products outside the United States. Since his retirement from

                         NOTES TO FINANCIAL STATEMENTS

Merck and MSDI in January 1992, Mr. Cohen has been active as an international business consultant. He was a director of Agouron Pharmaceuticals, Inc. until its merger with Warner-Lambert Company. He is presently a director of six public companies: Akzo Nobel N.V., Chugai Pharmaceutical Co., Pharmaceutical Product Development, Smith Barney, Teva Pharmaceutical Industries, Ltd. and Vasomedical, Inc.

     Enoch Callaway, M.D. is a founder and former employee of the Company and has served as a director of the Company since September 1987. Dr. Callaway previously served as Chairman of the Board of Directors of the Company from September 1987 to November 1990, as Co-Chairman of the Board of the Company from November 1990 until August 1993, as Vice President of the Company from September 1988 until August 1993 and as Secretary of the Company from September 1988 until September 1991. Dr. Callaway has been Emeritus Professor of Psychiatry at the University of California, San Francisco since 1986, where he also served as Director of Research at the Langley Porter Psychiatric Institute from 1959 to 1988. Dr. Callaway is a director of Candide, Inc. He holds A.B. and M.D. degrees from Columbia University.

     Theodore L. Eliot, Jr. has served as a director of the Company since August 1992. Previously, he served as a director of the Company from September 1988 until April 1992, and as a Vice President of the Company from September 1988 until September 1991. Mr. Eliot retired from the United States Department of State in 1978 with the rank of Ambassador. He served as Dean of the Fletcher School of Law and Diplomacy from 1979 to 1985 and as Secretary General for the United States of the Bilderberg Meetings from 1981 to October 1993. Mr. Eliot is a director of Fiberstars, Inc., a publicly held company. Mr. Eliot holds B.A. and M.P.A. degrees from Harvard University.

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

     John B. Stuppin is a founder and employee of the Company and has served as a director of the Company since September 1988. From September 1987 until October 1990, Mr. Stuppin served as President of the Company, from November 1990 to August 1993 as Co-Chairman of the Board of Directors, from October 1990 until September 1991 as Executive Vice President, and from April 1991 until July 1994 as Treasurer. He also served as acting Chief Financial Officer of the Company from the Company's inception through December 1993. Mr. Stuppin is an investment banker and a venture capitalist. He has over 25 years experience in the start up and management of companies active in emerging technologies and has been the president of a manufacturing company. He is a director of Fiberstars, Inc. Mr. Stuppin holds an A.B. degree from Columbia College.

     The information required by Item 405 of Regulation S-B is hereby incorporated by reference to the Section entitled "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement").

                         NOTES TO FINANCIAL STATEMENTS

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement.


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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Financial Statements


         The following are included in Item 7 under Part II:

         Report of Ernst & Young, LLP Independent Auditors

         Balance Sheets at June 30, 1999 and 1998

         Statements of Operations for each of the three years in the period ended June 30, 1999 and for the period from August 27, 1987 (inception) through June 30, 1999

         Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended June 30, 1999 and for the period from August 27, 1987 (inception) through June 30, 1999

         Statements of Cash Flows for each of the three years in the period ended June 30, 1999 and for the period for August 27, 1987 (inception) through June 30, 1999

         Notes to Financial Statements

     (b) Reports on Form 8-K None.

                         NOTES TO FINANCIAL STATEMENTS

     (c) Exhibits

     The following exhibits are incorporated by reference or filed as part of this report.

Exhibit
 Number     Description
 ------     -----------
   3.1      Restated Certificate of Incorporation of Registrant. (1)
   3.2      Bylaws of Registrant. (1)
   3.3      Certificate of Designations, Preferences and Rights of Series A Preferred Stock of
            Registrant.
   4.1      Form of Common Stock Certificate. (1)
   4.2      Form of Warrant issued to Van Kasper & Co. (1)
   4.3      Form of Warrant issued to Van Kasper & Co. and Gerard Klauer Mattison & Co.,
            LLC. (1)
   4.4      Form of Class A Warrant to Purchase Common Stock. (6)
   4.5      Form of Class B Warrant to Purchase Common Stock. (6)
   4.6      Form of Warrant to Purchase 25,000 Shares of Common Stock. (6)
   4.7      Form of Warrant to Purchase 100,000 Shares of Common Stock. (6)
   4.8      Form of Warrant to Purchase Common Stock.
  10.2      1993 Stock Plan of Neurobiological Technologies, Inc. (5)*
  10.4      Form of Indemnity Agreement between the Registrant and its directors and officers. (1)*
  10.5      Series B Preferred Stock Purchase and Exchange Agreement dated as of December 6,
            1993. (1)
  10.6      License Agreement between the Registrant and Research Corporation Technologies, Inc.
            dated May 30, 1990. (1)+
  10.7      License Agreement among the Registrant, Dynorphin Partnership, Nancy M. Lee and
            Horace C. Loh dated April 1, 1989, as amended. (1)+
  10.8      License Agreement between the Registrant and Immuno-Dynorphin Partnership dated
            October 1, 1990. (1)+
  10.9      License Agreement between the Registrant and des-Tyr Dynorphin Partnership dated
            December 20, 1992. (1)+
  10.10     License Agreement between the Registrant and DUZ Partnership dated December 20,
            1992. (1)+
  10.11     License Agreement between the Registrant and The Salk Institute for Biological Studies
            dated March 31, 1989, as amended. (1)+
  10.12     License Agreement between the Registrant and the Regents of the University of California
            dated June 13, 1990, as amended. (1)+
  10.13     Option Agreement between the Registrant and the Regents of the University of California
            dated December 1, 1992. (1)+
  10.14     Lease dated August 22, 1994 between Registrant and Marina Westshore Partners, a Calif.
            limited partnership. (2)
  10.15     License Agreement between the Registrant and Children's Hospital effective September 11,
            1995, as amended on March 11, 1996. (3)+
  10.16     Amended and Restated Neurobiological Technologies, Inc. Employee Stock Purchase
            Plan. (4)+
  10.17     Second Amendment to Lease between Registrant and Marina Westshore Partners, dated
            May 15, 1998. (6)
  10.18     Cooperative Agreement among Registrant, Merz + Co. GmbH & Co. and Children's
            Medical Center Corp., effective as of April 16, 1998. (6)++
  10.19     Payment Agreement between the Registrant and Children's Medical Center Corp., effective as of April 16, 1998. (6)++
  10.20     Convertible Loan Agreement between the Registrant and Merz dated August 3, 1999.
  10.21     Retention Agreement between the Registrant & Dr. Lisa Carr dated February 1, 1999.*

                         NOTES TO FINANCIAL STATEMENTS

Exhibit
 Number    Description
 ------    -----------
  23.1     Consent of Ernst & Young LLP, Independent Auditors.
  24.1     Power of Attorney. (See page F-16)
  27       Financial Data Schedule.

------------
(1)  Previously filed as an exhibit to Issuer's  Registration  Statement on Form
     SB-2  (Registration  No.   33-74118-LA)  and  is  incorporated   herein  by
     reference.

(2) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995 and is incorporated herein by reference.

(3) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1996 and is incorporated herein by reference.

(4) This exhibit is filed as an exhibit to Registrant's Registration Statement on Form S-8 (Registration Number 333-18519) filed December 20, 1996 and is incorporated herein by reference.

(5) This exhibit filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration Number 333-44097) filed January 1, 1998 and is incorporated herein by reference.

(6) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1998 and is incorporated herein by reference.

+ Confidential treatment has been granted with respect to certain portions of these agreements.

++ Confidential treatment has been requested with respect to certain portions of these agreements.

*    This exhibit is a management contract or compensatory plan or arrangement.

                         NOTES TO FINANCIAL STATEMENTS

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: September 28, 1999                   /s/ Paul E. Freiman
Neurobiological Technologies, Inc.          -----------------------------------
                                            President, Chief Executive Officer



                               POWER OF ATTORNEY
                                (Exhibit 24.1)

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul E. Freiman and Stephen C. Ferruolo his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission, granting unto said attorneys-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

          Signature                             Title                           Date
          ---------                             -----                           ----
    /s/ Paul E. Freiman           President, Chief Executive Officer     September 28, 1999
---------------------------       (Principal Executive Officer and
        Paul E. Freiman           Principal Financial Officer and
                                  Principal Accounting Officer) and
                                  Director

   /s/ Abraham E. Cohen           Chairman of the Board                  September 28, 1999
---------------------------
       Abraham E. Cohen

   /s/ Enoch Callaway             Director                               September 28, 1999
---------------------------
       Enoch Callaway

 /s/ Theodore L. Eliot, Jr.       Director                               September 28, 1999
---------------------------
     Theodore L. Eliot, Jr.

   /s/ Abraham D. Sofaer          Director                               September 28, 1999
---------------------------
       Abraham D. Sofaer

    /s/ John B. Stuppin           Director                               September 28, 1999
---------------------------
        John B. Stuppin