Form 10QSB
period 1999-09-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 1999-11-15
CIK 918112

FORM 10-QSB

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

         Common Stock, $.001 Par Value -7,971,040- shares outstanding as of October 25, 1999

         Transitional Small Business Disclosure format    Yes [ ] No [X]

                                      INDEX

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

        Condensed Balance Sheets - - September 30, 1999 and June 30, 1999

        Condensed Statements of Operations - - Three months ended September 30, 1999 and 1998; Period from August 27, 1987 (inception) through September 30, 1999

        Condensed Statements of Cash Flows - - Three months ended September 30, 1999 and 1998; Period from August 27, 1987 (inception) through September 30, 1999

        Notes to Condensed Financial Statements - - September 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                                            September 30,        June 30,
                                                                     1999           1999
                                                             ------------    ------------
ASSETS

Current assets:
   Cash and cash equivalents                                 $    546,830    $    201,202
   Prepaid expenses and other                                      49,391          43,833
                                                             ------------    ------------

      Total current assets                                        596,221         245,035

Property and equipment, net                                         3,468           3,796
                                                             ------------    ------------

                                                             $    599,688    $    248,831
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                     $    950,081    $    934,839
   Note payable to shareholder                                  1,200,000         200,000
                                                             ------------    ------------

       Total current liabilities                                2,150,081       1,134,839

Stockholders' equity (deficit):

   Convertible preferred stock, $.001 par value, 5,000,000
   shares authorized, 2,332,000 outstanding at September
   30, 1999 and June 30, 1999                                   1,166,000       1,166,000

Common stock, $.001 par value, 25,000,000 shares
    authorized, 7,943,113 outstanding at September 30,
    1999 and 7,563,575 at June 30, 1999                        30,102,092      29,985,352
   Deficit accumulated during development stage               (32,818,485)    (32,037,360)
                                                             ------------    ------------

Total stockholders' equity (deficit)                           (1,550,393)       (886,008)
                                                             ------------    ------------

                                                             $    599,688    $    248,831
                                                             ============    ============

See accompanying notes

                                       3

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                            Three months ended             Period from
                                               September 30,           August 27, 1987
                                      ---------------------------  (inception) through
                                          1999            1998      September 30, 1999
                                      ------------    ------------  ------------------
REVENUES

   License                            $       --      $       --          $  2,100,000
   Grant                                      --              --               149,444
                                      ------------    ------------        ------------

      Total revenue                           --              --             2,249,444

EXPENSES

   Research and development                535,938         440,573          25,604,624
   General and administrative              246,707         222,036          11,643,279
                                      ------------    ------------        ------------
      Total expenses                       782,645         662,609          37,247,903

Operating loss                            (782,645)       (662,609)        (34,998,459)

Interest income                              1,521          23,008           2,179,975
                                      ------------    ------------        ------------

NET LOSS                              $   (781,124)   $   (639,601)       $(32,818,484)
                                      ============    ============        ============

BASIC AND DILUTED
    NET LOSS PER SHARE                $      (0.10)   $      (0.08)
                                      ============    ============

Shares used in basic and diluted
     net loss per share calculation      7,690,088       7,553,699
                                      ============    ============

See accompanying notes.

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                     Three months ended              Period from
                                                        September 30,            August 27, 1987
                                               ----------------------------  (inception) through
                                                   1999            1998       September 30, 1999
                                               ------------    ------------  -------------------
OPERATING ACTIVITIES:
Net loss                                       $   (781,124)   $   (639,601)       $(32,818,484)
Adjustments to reconcile net loss to
net cash used in operating activities:
   Depreciation and amortization                        328          15,718             638,534
   Issuance of common stock and warrants
     for license rights and services                   --              --               139,775
   Changes in assets and liabilities:
     Prepaid expenses and other                      (5,558)         (2,268)            (49,391)
     Accounts payable and accrued expenses           15,242         (51,364)            950,081
                                               ------------    ------------        ------------

Net cash used in operating activities              (771,112)       (677,515)        (31,139,485)
                                               ------------    ------------        ------------

INVESTING ACTIVITIES:
Purchase of investments                                --              --           (33,839,678)
Sale of investments                                    --              --            33,839,678
Purchases of property and equipment                    --              --              (358,940)
Additions to patents and licenses                      --              --              (283,062)
                                               ------------    ------------        ------------

   Net cash used in investing activities               --              --              (642,002)

FINANCING ACTIVITIES:
Proceeds of short-term borrowings                 1,000,000            --             1,435,000
Issuance of common stock                            116,740            --            22,735,235
Issuance of preferred stock                            --              --             8,158,082
                                               ------------    ------------        ------------

   Net cash provided by financing activities      1,116,740            --            32,328,317

Increase (decrease) in cash and
   cash equivalents                                 345,628        (677,515)            546,830

Cash and equivalents at beginning of period         201,202       2,020,886                --
                                               ------------    ------------        ------------

Cash and equivalents at end of period          $    546,830    $  1,343,371        $    546,830
                                               ============    ============        ============

See accompanying notes.

                                        5

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
September 30, 1999

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 1999.

         Subsequent to quarter ending, the Company raised approximately $4.2 million in a private placement and repaid the outstanding principal and interest on loan from Merz + Co. GmbH & Co. ("Merz") in the aggregate amount of approximately $1.23 million. The Company believes that its available cash and cash equivalents of $547,000 as of September 30, 1999, combined with the net proceeds from the private placement subsequent to the quarter ending, are adequate to fund its operations through this fiscal year ending June 30, 2000. The Company will need to raise substantial additional capital to fund subsequent operations beyond the fiscal year ending June 30, 2000. The Company intends to seek funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. However, there can be no assurance that funding will be available on favorable terms from any of these sources, if at all. If such funding is unavailable, the Company will be required to delay, scale back, or eliminate one or more of its research, discovery, or development projects, including clinical trials, and to make future reductions in workforce. The Company will also need to consider obtaining funds through entering into arrangements with collaborative partners or others which may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish. and other restructuring alternatives, including the license or sale of certain of its assets and technology, discontinuing operations or liquidation.

BASIC AND DILUTED NET LOSS PER SHARE

         Net loss per share is presented under the requirements of Financial Accounting Standards Board ("FAS") No. 128, "Earnings per Share". Basic loss per share is computed based on the average shares of common stock outstanding and excludes any effects of options, warrants, and convertible securities. Potentially dilutive securities such as options, warrants, and convertible preferred stock, have also been excluded from the computation of diluted net loss per share as their effect is antidilutive.

NOTE 2-NOTES PAYABLE TO SHAREHOLDERS

         In April 1999, the Company entered into a $200,000 convertible loan agreement with Merz. At its option, Merz may convert any amounts borrowed under the loan agreement, plus interest into common stock of NTI at a price of $1.20 per share. As of September 30, 1999, if Merz exercises this option to convert, NTI would be obligated to issue Merz approximately 176,667 shares of common stock.

         In August 1999, the Company entered into a convertible loan agreement with Merz pursuant to which the Company can borrow up to $1,500,000. As of September 30, 1999, the Company has borrowed $1,000,000 under this agreement. At its option, Merz may convert any amounts borrowed under the loan agreement, plus interest into common stock of NTI at a price of $1.05 per share. As of September 30, 1999, if Merz converted all outstanding principal and interest under the loan, NTI would be obligated to issue Merz approximately 957,143 shares of common stock.

NOTE 3-SUBSEQUENT EVENTS

         In November 1999, the Company raised an additional $4.2 million in a private financing. Approximately $1.23 million of the proceeds were used to repay the outstanding principal and interest on loans from Merz.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

         Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," and else where in this form 10-QSB that are not historical are forward-looking statements and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth under "Risks Associated With Product Development".

OVERVIEW

         Neurobiological Technologies, Inc. or NTI(R) ("NTI" or the "Company") is an emerging drug development company focused on the clinical development and regulatory approval of neuroscience drugs. NTI is developing neuroprotective and neuromodulatory agents to treat progressive neurological impairments characteristic of various nervous system disorders, including diabetic neuropathy, brain cancer, and AIDS dementia syndrome.

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

         The Company is developing Memantine, an orally available compound that appears to restore the function of impaired neurons by modulation of the N-methyl-D-aspartate (NMDA) receptor, integral to the membranes of such cells. Such restoration of function inhibits injured or damaged neurons from firing abnormally, a pathological process associated with many neurological conditions, including dementia, Alzheimer's disease, neuropathic pain (persistent pain resulting from abnormal signals to the brain), and AIDS dementia.

         In October 1999, NTI announced that its alliance partner, Merz + Co. GmbH & Co. (Merz), concluded two major Phase III trials in vascular dementia with Memantine and that the initial results look promising. A total of 900 patients were enrolled in multiple sites in the UK and France. The trial was designed to investigate improvements in cognition, a major focus of drug therapy for dementia. Merz plans to disclose data from the trials at the International Stockholm/Springfield Symposium on Advances in Alzheimer's Therapy Conference to be held in Stockholm in April 2000.

         Merz's Phase III program for Memantine as a treatment for Alzheimer's disease in the United States is continuing. NTI recently announced the completion of enrollment of the 421 patient Phase IIB Memantine trial in diabetic neuropathy. The results of this trial are currently being analyzed and will be announced in December 1999.

         In August 1999, the Company entered into an agreement with Merz pursuant to which the Company can borrow up to $1.5 million to support the Phase IIB trial of Memantine for neuropathic pain. As of September 30, 1999 the Company has received two installments totaling $1 million pursuant to this agreement. In November 1999, the Company repaid the outstanding principal and interest on the Merz loan.

         The Company evaluated XERECEPT(TM), a synthetic preparation of the natural human peptide, Corticotropin-Releasing Factor in a randomized, double-blind, positive-controlled Phase II human clinical trial for peritumoral brain edema (swelling of the brain caused by a tumor). The Company closed enrollment for this trial at 33 patients (one third of projected enrollment) in order to provide expedited but abbreviated analysis of the data. All responders, as defined by the trial protocol, were in the XERECEPT treatment groups. Rigorous statistical analysis of the data was not meaningful due to the small numbers enrolled. The clinical study should be regarded as confirmatory but not definitive with regard to neurologic improvements that may be attained with XERECEPT in symptomatic brain tumor patients. XERECEPT has been granted orphan drug designation by the FDA.

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

         During the quarter ending September 30, 1999, the Company raised $116,760 through the sale of 29,190 units of the Company's securities in a private placement at $4.00 per unit. In October 1999 the Company sold an additional 10,000 units bringing the gross proceeds of the private placement to $156,760. In November 1999, the Company raised an additional $4.2 million. Each unit consists of five shares of common stock and a five-year warrant to purchase two shares of common stock exercisable at $1.75 per share. The Company has agreed to file a registration statement of Form S-3 with the SEC for the common stock that were sold and that are issuable upon exercise of the warrants. Approximately $1.23 million of the proceeds were used to repay outstanding principal and interest on loans from Merz. The remainder of the proceeds will be used for working capital and general corporate purposes. The Company will need to obtain additional financing to continue operations beyond the fiscal year ending June 30, 2000.

RESULTS OF OPERATIONS

         The Company's research and development expenses increased to approximately $536,000 in the three months ended September 30, 1999 from approximately $441,000 in the same period of the prior year. The increase was primarily due to the initiation of a Phase IIB human clinical trial to evaluate Memantine as a treatment for peripheral diabetic neuropathy. General and administrative expenses increased to approximately $247,000 in the three months ended September 30, 1999 from $222,000 in the three months ended September 30, 1998. The increase was primarily due to increased expenditures in activities relating to seeking financing and corporate partnerships. Interest income decreased to $2,000 in the three months ended September 30, 1999 from $23,000 in the same period of the prior year primarily due to lower average cash balances.

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

         From inception through September 30, 1999, the Company has raised a total of $31.3 million in net proceeds from the sale of common and preferred stock.

         The Company believes that its available cash and cash equivalents of $547,000 as of September 30, 1999, combined with the net proceeds from the private placement which was concluded subsequent to the end of the quarter, are adequate to fund its operations through the fiscal year ending June 30, 2000. The Company will need to raise substantial additional capital to fund operations beyond the fiscal year ending June 30, 2000. The Company intends to seek funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. However, there can be no assurance that funding will be available on favorable terms from any of these sources, if at all. If such funding is unavailable, the Company will be required to delay, scale back, or eliminate one or more of its research, discovery, or development projects, including clinical trials, and to make further reductions in workforce. The Company will also need to consider obtaining funds through entering into arrangements with collaborative partners or others which may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish, and other restructuring alternatives, including the license or sale of certain of its assets and technology, discontinuing operations or liquidation.

IMPACT OF YEAR 2000 ISSUE

         Year 2000 ("Y2K") exposure is the result of computer programs using two instead of four digits to represent the year. These computer programs may erroneously interpret dates beyond the year 1999, which could cause system failures or other computer errors, leading to disruptions in operations.

         The Company has completed an assessment of its computer systems. The Company utilizes only commercially available software applications and these have been upgraded to versions that the vendors advertise to be Y2K compliant. The Company has contacted selected vendors and is in the process of speaking to additional vendors with regards to their Y2K status. Based upon vendors' representations to date, the Company understands that they will be able to supply NTI with its needs in the year 2000.

         One single function system at NTI has not been upgraded as yet. The upgrade will be performed by the Company's internal staff and outside specialized vendors and contractors as needed. The Company believes it will be Y2K compliant by December 1999.The cost of effecting the remaining Y2K upgrade is estimated to be less than $5,000.

         The worst-case scenario for Y2K problems for NTI would be to cease using the affected systems for an indefinite period of time while the Company attempts to correct the problems. In the event that Y2K issues are not resolved in a timely manner, the Company will implement alternative methods to carry out these tasks and services until the affected systems are upgraded. However, this would not be expected to have a material effect on NTI's operations, liquidity or financial condition.

         NTI has made forward-looking statements regarding its Y2K compliance. These statements include the expected completion schedule for system upgrades and the costs to the Company of such upgrades. There are many factors that could cause actual events or results to differ materially from those stated in the forward-looking statements. These factors include difficulties in identifying or upgrading software or hardware systems that are not currently Y2K compliant and in coordinating these efforts through NTI's internal staff and specialized contractors. The Company expects to be able to complete these upgrades before any Y2K problem could arise. Unanticipated problems such as material costs caused by undetected errors or defects in the technology used in the Company's internal systems could delay the Company's completion of the upgrades.

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

         The Company will need to obtain additional financing to continue operations beyond June 30, 2000. The Company intends to seek such funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. There is a risk that the Company may not be able to obtain the additional financing from any of these sources, or, if financing is available, that it will be available on acceptable terms. In addition, the Company may seek to raise additional funds whenever market conditions permit. Raising additional funds through issuing equity securities may result in significant dilution to the Company's existing stockholders.

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

     The Company's future capital requirements will depend on a number of factors, including:

     o the amount of royalties received from Merz for future sales of Memantine;
     o   the progress of the Company's clinical development programs;
     o   the time and cost involved in obtaining regulatory approvals;
     o the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights;
     o   competing technological and market developments;
     o   the ability of the Company to establish collaborative relationships;
     o   the development of commercialization activities and arrangements; and
     o   the purchase of additional capital equipment.

The Company's continuing losses raise a going concern issue in the auditor's report.

         The report of the Company's independent auditors with respect to the Company's financial statements included in Form 10-KSB for the year ended June 30, 1999 includes a paragraph indicating that, as more fully described in the financial statements, the Company's recurring losses during the development stage and a working capital deficit and net capital deficiency at September 30, 1999 raise substantial doubt about the Company's ability to continue as a going concern.

         The Company is currently evaluating the results of its Phase IIB clinical trials of Memantine for peripheral diabetic neuropathy. In addition, the Company recently announced the conclusion of its abbreviated Phase II clinical trial for peritumoral brain edema. The results of the Company's preclinical studies and early stage clinical trials are not necessarily indicative of those that will be obtained upon further clinical testing in later stage clinical trials. Although the trial of Memantine completed in January

1998 indicated potential effectiveness in treating peripheral diabetic neuropathy, the recently completed Phase IIB clinical trial may not be successful in confirming Memantine's efficacy for this indication. Further, even though the results of abbreviated XERECEPT clinical trials confirmed neurologic improvements, the data were not statistically significant and the status of any further clinical development for this indication is uncertain.

     The Company's potential products are subject to the risks of failure inherent in the development of products based on new technologies. These risks include the possibility that the potential products may:

     o   be found to be unsafe, ineffective or toxic;
     o   fail to receive necessary regulatory clearances; and
     o   if  approved,   be  difficult  to  manufacture  on  a  large  scale  or
         uneconomical to market;
     o be precluded from marketing by the Company due to the proprietary rights of third parties; and
     o not be successful because third parties market or may market superior or equivalent products.

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

     With respect to Memantine, the Company is dependent on Merz for:

     o the manufacturing and supply of drug for these and any future human clinical trials; and
     o the successful commercialization of the product to treat neuropathic pain and AIDS-related dementia.

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

     Fulfillment of regulatory requirements for marketing human therapeutics typically takes many years and varies substantially based on the type, complexity, and novelty of the drug for which approval is sought. Government regulation may:

     o delay for a considerable period of time or prevent marketing of any product that the Company may develop; and/or
     o   impose costly procedures upon the Company's activities.

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

     The patent position of biotechnology firms generally is highly uncertain because:

     o patents involve complex legal and factual issues that have recently been the subject of much litigation;
     o no consistent policy has emerged from the United States Patent and Trademark Office regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents; and
     o others may independently develop similar products, duplicate any of the Company's potential products, or design around the claims of any potential patented products of the Company.

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

     The Company faces certain risks by outsourcing manufacturing, including:

     o the delay of the Company's preclinical and human clinical testing if the Company's contractors are unable to supply sufficient quantities of product candidates manufactured in accordance with cGMP on acceptable terms;
     o the delay of market introduction and subsequent sales of such products if the Company should encounter difficulties in establishing relationships with manufacturers to produce, package and distribute its products;
     o adverse effects on the FDA pre-market approval of the products if the Company's collaborators and contract manufacturers do not adhere to cGMP regulations enforced by the FDA through its facilities inspection program and if these facilities cannot pass a pre-approval plant inspection.

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

         Each person currently employed by the Company serves an essential function. During the quarter ending September 30, 1999, the Company reduced its workforce from 11 to 10 persons. Any further reduction in force could impair the Company's ability to manage ongoing human clinical trials and have a material adverse effect on the Company's operations.

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

     In connection with the private placement concluded in November 1999, the Company has agreed to file a registration statement on Form S-3 with the SEC for the shares of common stock that were sold and that are issuable upon exercise of the warrants. The number of share of the Company's common stock freely tradable in the open market following the effective date of that registration statement will increase significantly. If holders of these shares sell large numbers of their shares in the open market, the market price of the common stock could fall sharply. In addition, the perception that such shares could occur may cause the market price of the Company's common stock to remain relatively low indefinitely.

     Other factors causing volatility in the Company's stock price include:

     o the results of preclinical studies and clinical trials by the Company or its competitors;
     o other evidence of the safety or efficacy of products of the Company or its competitors,
     o announcements of technological innovations or new therapeutic products by the Company or its competitors;
     o developments in patent or other proprietary rights of the Company or its competitors including litigation;
     o   fluctuations in the Company's operating results;
     o government regulation, health care legislation; and o market conditions for life sciences' stocks in general.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27: Financial Data Schedule.

Reports: The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: November 15, 1999            /s/ Paul E. Freiman
                                    -----------------------------------
                                    Paul E. Freiman
                                    President, Chief Executive Officer
                                    (Principal Executive and Accounting Officer)
                                    and Director