Form 10KSB/A
period 1998-06-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2000-01-19
CIK 918112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                 FORM 10-KSB/A
                                 Amendment No. 1

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days:  Yes  X    No
             ---      ---

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

As of August 26, 1998, the Registrant had 7,553,699 shares of Common Stock, $.001 par value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was $4,721,062 based upon the bid price of the Issuer's Common Stock reported on the Over the Counter Bulletin Board, an electronic stock listing service provided by The Nasdaq Stock Market, Inc.

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


        Exhibit Number       Description

             3.2             Bylaws of Registrant. (1)
             3.5             Restated Certificate of Incorporation of Registrant. (1)
             4.1             Form of Common Stock Certificate. (1)
             4.2             Form of Warrant issued to Van Kasper & Co. (1)
             4.3             Form of Warrant issued to Van Kasper & Co. and Gerard Klauer Mattison & Co., LLC. (1)
             4.4             Form of Class A Warrant to Purchase Common Stock.**
             4.5             Form of Class B Warrant to Purchase Common Stock.**
             4.7             Form of Warrant to Purchase 25,000 Shares of Common Stock.**
             4.8             Form of Warrant to Purchase 100,000 Shares of Common Stock.**
             10.2            1993 Stock Plan of Neurobiological Technologies, Inc. (5)*
             10.4            Form of Indemnity Agreement between the Registrant and its directors  and officers.
                             (1)*
             10.5            Series B Preferred Stock Purchase and Exchange Agreement dated as of  December 6,
                             1993. (1)
             10.6            License Agreement between the Registrant and Research Corporation Technologies, Inc.
                             dated May 30, 1990. (1)+
             10.7            License Agreement among the Registrant, Dynorphin Partnership, Nancy M.







                             Lee and Horace C. Loh dated April 1, 1989, as amended. (1)+
             10.8            License Agreement between the Registrant and Immuno-Dynorphin Partnership dated
                             October 1, 1990. (1)+
             10.9            License Agreement between the Registrant and des-Tyr Dynorphin Partnership dated
                             December 20, 1992. (1)+
            10.10            License Agreement between the Registrant and DUZ Partnership dated December 20, 1992.
                             (1)+
            10.11            License Agreement between the Registrant and The Salk Institute for Biological Studies
                             dated March 31, 1989, as amended. (1)+
            10.12            License Agreement between the Registrant and the Regents of the University of
                             California dated June 13, 1990, as amended. (1)+
            10.13            Option Agreement between the Registrant and the Regents of the University of
                             California dated December 1, 1992. (1)+
            10.14            Lease dated August 22, 1994 between Registrant and Marina Westshore Partners, a Calif.
                             limited partnership. (2)
            10.15            License Agreement between the Registrant and Children's Hospital effective September
                             11, 1995, as amended on March 11, 1996. (3)+
            10.16            Amended and Restated Neurobiological Technologies, Inc. Employee Stock Purchase Plan.
                             (4)*
            10.17            Second Amendment to Lease between Registrant and Marina Westshore Partners, dated May
                             15, 1998.**
            10.18            License and Cooperation Agreement among Registrant, Merz + Co. GmbH & Co. and
                             Children's Medical Center Corp., effective as of April 16, 1998.+
            10.19            Payment Agreement between the Registrant and Children's Medical Center Corp., effective as of April 16, 1998.+**
             23.1            Consent of Ernst & Young LLP, Independent Auditors.**
             24.1            Power of Attorney.**
             27              Financial Data Schedule for the period ended June 30, 1998.**

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

** Previously filed as an Exhibit to the Annual Report on Form 10-KSB filed on September 28, 1998.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Neurobiological Technologies, Inc., a Delaware corporation, has duly caused this Form 10-K/A to be signed on its behalf by the undersigned in the City of Richmond, State of California, on the 19th day of January, 2000.


                                           Neurobiological Technologies, Inc.

                                           /s/ Paul E. Freiman
                                           -------------------------------------
                                           Paul E. Freiman
                                           President, Chief Executive Officer