Form 10QSB
period 1999-12-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2000-02-14
CIK 918112

FORM 10-QSB


                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to _____________

                         Commission file number 0-23280

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
        (exact name of small business issuer as specified in its charter)

           Delaware                                              94-3049219
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

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

          Common Stock, $.001 Par Value -13,344,053- shares outstanding as of January 25, 2000

     Transitional Small Business Disclosure format Yes [ ] No [X]

                                      INDEX

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

        Condensed Balance Sheets -- December 31, 1999 and June 30, 1999

        Condensed Statements of Operations -- Three and six months ended December 31, 1999 and 1998; Period from August 27, 1987 (inception) through December 31, 1999

        Condensed Statements of Cash Flows -- Six months ended December 31, 1999 and 1998; Period from August 27, 1987 (inception) through December 31, 1999

        Notes to Condensed Financial Statements -- December 31, 1999

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

SIGNATURES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)


                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                             December 31,      June 30,
                                                                1999             1999
                                                             ------------    ------------
ASSETS

Current assets:
   Cash and cash equivalents                                 $  2,306,980    $    201,202
   Prepaid expenses and other                                      31,399          43,833
                                                             ------------    ------------
      Total current assets                                      2,338,379         245,035

Property and equipment, net                                         3,139           3,796
                                                             ------------    ------------
                                                             $  2,341,518    $    248,831
                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                     $    796,825    $    934,839
   Note payable to shareholder                                         --         200,000
                                                             ------------    ------------
         Total current liabilities                                796,825       1,134,839

Stockholders' equity:
   Convertible preferred stock, $.001 par value,
    25,000,000 shares authorized, 2,332,000 outstanding at
    December 31, 1999 and June 30, 1999                         1,166,000       1,166,000

   Common stock, $.001 par value, 25,000,000 shares
    authorized, 13,275,501 and 7,563,575 outstanding at
    December 31, 1999 and June 30, 1999, respectively          34,045,978      29,985,352

   Deficit accumulated during development stage               (33,667,285)    (32,037,360)
                                                             ------------    ------------
Total stockholders' equity                                      1,544,693        (886,008)
                                                             ------------    ------------
                                                             $  2,341,518    $    248,831
                                                             ============    ============

See accompanying notes

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three months ended               Six months ended           Period from
                                             December 31,                    December 31,            August 27, 1987
                                     ----------------------------    ----------------------------  (inception) through
                                        1999             1998            1999            1998       December 31, 1999
                                     ------------    ------------    ------------    ------------     ------------
REVENUES
   License                           $         --    $         --    $         --    $         --     $  2,100,000
   Grant                                       --              --              --              --          149,444
                                     ------------    ------------    ------------    ------------     ------------
      Total revenue                            --              --              --              --        2,249,444

EXPENSES

   Research and development               625,469         619,104       1,161,407       1,059,677       26,230,093
   General and administrative             245,027         333,170         491,734         555,206       11,888,306
                                     ------------    ------------    ------------    ------------     ------------
      Total expenses                      870,496         952,274       1,653,141       1,614,883       38,118,399

Operating loss                           (870,496)       (952,274)     (1,653,141)     (1,614,883)     (35,868,955)

Interest income                            21,695          11,714          23,216          34,722        2,201,670
                                     ------------    ------------    ------------    ------------     ------------

NET LOSS                             $   (848,801)   $   (940,560)   $ (1,629,925)   $ (1,580,161)    $(33,667,285)
                                     ============    ============    ============    ============     ============

BASIC & DILUTED
    NET LOSS PER SHARE               $      (0.07)   $      (0.12)   $      (0.17)   $      (0.21)
                                     ============    ============    ============    ============

Shares used in basic & diluted
    net loss per share calculation     11,518,777       7,553,699       9,604,432       7,553,699
                                     ============    ============    ============    ============

See accompanying notes.

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six months ended             Period from
                                                                December 31,            August 27, 1987
                                                        ----------------------------  (inception) through
                                                            1999            1998       December 31, 1999
                                                        ------------    ------------     ------------
OPERATING ACTIVITIES:

Net loss                                                $ (1,629,925)   $ (1,580,161)    $(33,667,285)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                 657          32,619          638,863
   Issuance of common stock and warrants
     for license rights and services                              --              --          139,775
   Changes in assets and liabilities:

     Prepaid expenses and other                               12,434          11,530          (31,399)
     Accounts payable and accrued expenses                  (138,014)         34,649          796,825
                                                        ------------    ------------     ------------
Net cash used in operating activities                     (1,754,848)     (1,501,363)     (32,123,221)
                                                        ------------    ------------     ------------

INVESTING ACTIVITIES:
Purchase of investments                                           --              --      (33,839,678)
Sale of investments                                               --              --       33,839,678
Purchases of property and equipment, net                          --              --         (358,940)
Additions to patents and licenses                                 --              --         (283,062)
                                                        ------------    ------------     ------------
   Net cash (used in) provided by
    investing activities                                          --              --         (642,002)

FINANCING ACTIVITIES:
Proceeds of short-term borrowings                           (200,000)             --          235,000
Issuance of common stock, net                              4,060,626              --       26,679,121
Issuance of preferred stock, net                                  --              --        8,158,082
                                                        ------------    ------------     ------------
   Net cash provided by financing activities               3,860,626              --       35,072,203

Increase (decrease) in cash and
   cash equivalents                                        2,105,778      (1,501,363)       2,306,980

Cash and equivalents at beginning of period                  201,202       2,020,886               --
                                                        ------------    ------------     ------------
Cash and equivalents at end of period                   $  2,306,980    $    519,523     $  2,306,980
                                                        ============    ============     ============

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
December 31, 1999

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the fiscal year ended June 30, 1999.

     The Company raised approximately $4.2 million in gross proceeds from a private placement of its securities at $4.00 per unit completed in November 1999. Each unit consisted of five shares of common stock and a five-year warrant to purchase two shares of common stock exercisable at $1.75 per share. In November 1999, the Company repaid the outstanding principal and interest on loan from Merz + Co. GmbH & Co. ("Merz") in the aggregate amount of approximately $1.2 million.

     The Company believes that its available cash and cash equivalents of $2.3 million as of December 31, 1999 will be adequate to fund its operations through this fiscal year ending June 30, 2000. The Company will need to raise substantial additional capital to fund subsequent operations beyond the fiscal year ending June 30, 2000. The Company intends to seek funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. However, there can be no assurance that funding will be available on favorable terms from any of these sources, if at all. If such funding is unavailable, the Company will be required to delay, scale back, or eliminate one or more of its research, discovery, or development projects, including clinical trials, and to make future reductions in workforce. The Company will also need to consider obtaining funds through entering into arrangements with collaborative partners or others which may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish, and other restructuring alternatives, including the license or sale of certain of its assets and technology, discontinuing operations or liquidation.

BASIC AND DILUTED NET LOSS PER SHARE

     Net loss per share is presented under the requirements of Financial Accounting Standards Board ("FAS") No. 128, "Earnings per Share". Basic loss per share is computed based on the average shares of common stock outstanding and excludes any options, warrants, and convertible securities. Potentially dilutive securities, such as options, warrants, and convertible preferred stock, have also been excluded from the computation of diluted net loss per share as their effect is antidilutive.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-QSB that are not historical are forward-looking statements and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth under "Other Factors That May Affect Our Operations." These forward looking statements represent the Company's judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update these forward looking statements.

OVERVIEW

     Neurobiological Technologies, Inc. ("NTI," "we," "us," "our" or the "Company") is an emerging drug development company focused on the clinical development and regulatory approval of neuroscience drugs. We develops neuroprotective and neuromodulatory agents to treat progressive neurological impairments characteristic of various nervous system disorders, including diabetic neuropathy, brain cancer, and AIDS dementia syndrome.

     Our strategy is to in-license and develop early stage drug candidates that target major medical needs and which can be rapidly commercialized. Our experienced management team oversees the human clinical trials necessary to establish preliminary evidence of efficacy and seeks partnerships with pharmaceutical and biotechnology companies for late-stage development and marketing of our product candidates.

     During the quarter ending December 31, 1999, we completed a Phase II human clinical testing for Memantine, an orally available compound which appears to restore the function of impaired neurons by modulation activity of the N-methyl-d-aspartate ("NMDA") receptor, integral to the membranes of such cells. Such restoration of function appears to inhibit injured or damaged neurons from firing abnormally, a pathological process associated with many neurological conditions, including dementia, Alzheimer's disease, neuropathic pain
(persistent pain resulting from abnormal signals to the brain) and AIDS dementia. In January 2000, we announced that the preliminary results of our 421 patient Phase IIB clinical trial of Memantine as a treatment for painful diabetic neuropathy showed that subjects receiving 40 mg dosages of Memantine had a statistically significant reduction in nighttime pain intensity compared to subjects receiving placebo at the end of eight weeks. Although positive trends were seen in the groups treated with 20 mg of Memantine compared to placebo, no statistical significance was observed. We are currently completing analysis of the trial data. We expect to present further trial results at the 52nd Annual Meeting of the American Academy of Neurology in San Diego, April 29
- May 6, 2000.

     In October 1999, we announced that our alliance partner, Merz + Co. GmbH & Co., had concluded two major Phase III trials in vascular dementia with Memantine and that the initial results look promising. A total of 900 patients were enrolled in multiple sites in the UK and France. The trial was designed to investigate improvements in cognition, a major focus of drug therapy for dementia. Merz plans to disclose data from the trials at the International Stockholm/Springfield Symposium on Advances in Alzheimer's Therapy Conference to be held in Stockholm in April 2000. Merz's Phase III program for Memantine as a treatment for Alzheimer's disease in the United States is continuing.

     Memantine has been marketed by Merz in Germany since 1989 with the labeling "dementia syndrome." NTI and Merz are currently assisting each other to advance our respective clinical development programs by sharing scientific information and clinical trial data. We are also seeking a marketing agreement for Memantine with a large pharmaceutical company.

     Memantine is also currently being evaluated as a treatment for AIDS-related dementia in a Phase II human clinical trial funded by the National Institutes of Health ("NIH"). The trial is being conducted by AIDS Clinical Trials Group ("ACTG"), and is designed to evaluate Memantine's ability to reduce symptoms of dementia and neuropathic pain in patients with AIDS. The ACTG has also implemented a protocol permitting open-label dosing for up to 60 weeks following the double blinded phase of the trial. This open-label phase will provide data on the long-term safety of Memantine. We are supplying Memantine for the trial and will have the right to use the resulting data for the commercial development of Memantine for that indication.

     We are also developing XERECEPT(TM), a synthetic preparation of the natural human peptide Corticotropin-Releasing Factor, as a treatment for brain swelling due to brain tumors (peritumoral brain edema). XERECEPT received orphan drug designation for this indication by the FDA.

     We raised approximately $4.2 million in gross proceeds from a private placement of our securities at $4.00 per unit completed in November 1999. Each unit consisted of five shares of common stock and a five-year warrant to purchase two shares of common stock exercisable at $1.75 per share. Approximately $1.2 million of the proceeds were used to repay the outstanding principal and interest on loan from Merz; the remainder is being used to fund our operations including late-stage clinical development of Memantine.

     Since 1987 when NTI was founded, we have applied a substantial portion of our resources to our research and development programs. We are a development stage company, have not received any revenue from the sale of products, and do not anticipate receiving revenue from the sale of products in the near future. We have incurred losses since our inception and expects to incur substantial, increasing losses due to ongoing and planned research and development efforts.

RESULTS OF OPERATIONS

     Our research and development expenses increased to approximately $625,000 in the three months ended December 31, 1999 from approximately $619,000 in the same period of the prior year. General and administrative expenses decreased to approximately $245,000 in the three months ended December 31, 1999 from $333,000 in the three months ended December 31, 1998. The decrease was primarily due to lower facility, investor relations and employee related costs. Interest income increased to $22,000 in the three months ended December 31, 1999 from $12,000 in the same period of the prior year primarily due to higher average cash balances as a result of shares sold in the private placement completed in November 1999.

     We expect to incur substantial ongoing costs primarily for Phase II and Phase III clinical trials for our development programs and related administrative support. If we obtain financing to continue operations beyond the current fiscal year, we expect that our expenditures will continue to increase as our products move through Phase II and Phase III clinical trials.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through December 31, 1999, we have raised a total of $35.1 million in net proceeds from the sale of common and preferred stock.

     We believe our available cash and cash equivalents of $ 2.3 million as of December 31, 1999 will be adequate to fund our operations through the fiscal year ending June 30, 2000. We will need to raise substantial additional capital to fund subsequent operations beyond June 30, 2000. We intend to seek funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. There is a risk that we may not be able to obtain the additional financing from any of these sources, or, if financing is available, that it will be available on acceptable terms. In addition, we may seek to raise additional funds whenever market conditions permit. Raising additional funds through issuing equity securities may result in significant dilution to our existing stockholders.

     If we are not able to raise adequate funds, we may be required to delay, scale back, or terminate our clinical trials, or to obtain funds through entering into arrangements with collaborative partners or others. Such arrangements may require us to give up additional rights to our technology, product candidates or products.

     Our future capital requirements will depend on a number of factors, including:

     * the amount of royalties received from Merz for future sales of Memantine;
     *    the progress of our clinical development programs;
     *    the time and cost involved in obtaining regulatory approvals;
     * the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights;
     *    competing technological and market developments;
     *    our ability to establish collaborative relationships;
     *    the development of commercialization activities and arrangements; and
     *    the purchase of additional capital equipment.

IMPACT OF YEAR 2000 ISSUE

     Year 2000 ("Y2K") exposure is the result of computer programs using two instead of four digits to represent the year. These computer programs may erroneously interpret dates beyond the year 1999, which could cause system failures or other computer errors, leading to disruptions in operations. Our computer systems have so far functioned properly with regard to Y2K.

OTHER FACTORS THAT MAY AFFECT OUR OPERATIONS

Because all of our potential products are in clinical development, we may not develop a candidate product that will receive required regulatory approval or be successfully commercialized.

     We are still in the development stage and have no marketable products. As a result, there is no revenue from product sales, and most of our resources are dedicated to the development of selected candidate pharmaceutical products. The results of our preclinical studies and early stage clinical trials are not necessarily indicative of those that will be obtained upon further clinical testing  in  later  stage  clinical  trials.  It is  possible  that  none of our candidate products will receive regulatory approval or be successfully commercialized.

Our potential products are subject to the risks of failure inherent in the development of products based on new technologies.

     Our potential products are subject to the risks of failure inherent in the development of products based on new technologies. These risks include the possibility that the potential products may:

     *    be found to be unsafe, ineffective or toxic;
     *    fail to receive necessary regulatory clearances; and
     * if approved, be difficult to manufacture on a large scale or uneconomical to market;
     * be precluded from marketing by us due to the proprietary rights of third parties; and
     * not be successful because third parties market or may market superior or equivalent products.

     Our development activities may not result in any commercially viable products. We do not expect to be able to commercialize any products for a number of years, if at all.

We have only limited  internal  resources and thus have relied and will continue
to  rely  heavily  on  others  for  research,   development,   manufacture   and
commercialization of our potential products.

     We have entered into various contractual arrangements (many of which are non-exclusive) with consultants, academic collaborators, licensors, licensees and others, and it is dependent upon the level of commitment and subsequent success of these outside parties in performing their responsibilities. Certain of these agreements place significant responsibility for preclinical testing and human clinical trials and for preparing and submitting submissions for regulatory approval for potential products on the collaborator, licensor or contractor. If the collaborator, licensor or contractor fails to perform, our business may be adversely affected.

     We have also relied on scientific, technical, clinical, commercial and other data supplied and disclosed by others in entering into these agreements. We have relied on this data in support of applications to enter human clinical trials for our potential products. Although we have no reason to believe that this information contains errors or omissions of fact, it is possible that there are errors or omissions of fact that would change materially to our view of the future likelihood of FDA approval or commercial viability of these potential products.

     A number of our agreements and licenses with third parties require us to pay royalties and make other payments to such parties. Failure by NTI to make such payments could cause us to lose rights to technology or data under these agreements.

     With respect to Memantine, NTI is dependent on Merz for:

     * the manufacturing and supply of drug for these and any future human clinical trials; and
     * the successful commercialization of the product to treat neuropathic pain and AIDS-related dementia.

     The only revenues that we will receive in the future for Memantine are royalties received on product sales by Merz or its marketing partner or partners. Under certain circumstances, Merz can terminate its agreement with us upon six months notice. The termination of our agreement with Merz or any failure by Merz or its partners to successfully commercialize Memantine after its development would have a material adverse effect on our business, financial conditions and results of operations.

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

     Fulfillment of regulatory requirements for marketing human therapeutics typically takes many years and varies substantially based on the type, complexity, and novelty of the drug for which approval is sought. Government regulation may:

     * delay for a considerable period of time or prevent marketing of any product that we may develop; and/or
     *    impose costly procedures upon our activities.

     Either of these effects of government regulation may provide an advantage to our competitors.

     There can be no assurance that FDA or other regulatory approval for any products developed by NTI will be granted on a timely basis or at all. Any delay in obtaining, or failure to obtain, required approvals would adversely affect the marketing of our proposed products and our ability to earn product revenues or royalties.

     In addition, success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. As with any regulated product, additional government regulations may be instituted which could delay regulatory approval of our potential products. Additional government regulations that might result from future legislation or administrative action cannot be predicted.

Our success  will  depend,  in large  part,  on our ability to obtain or license
patents,   protect  trade  secrets  and  operate  without  infringing  upon  the proprietary rights of others.

     The patent position of biotechnology firms generally is highly uncertain because:

     * patents involve complex legal and factual issues that have recently been the subject of much litigation;
     * no consistent policy has emerged from the United States Patent and Trademark Office regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents; and
     * others may independently develop similar products, duplicate any of the Company's potential products, or design around the claims of any potential patented products of NTI.

     In addition,  because of the time delay in patent  approval and the secrecy
afforded   United  States  patent   applications,   we  do  not  know  if  other
applications, that might have priority over our applications, have been filed.

     As a result of all of these factors, there can be no assurance that patent applications relating to our potential products or processes will result in patents being issued, or that patents, if issued, will provide protection against competitors who successfully challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business, or be able to circumvent our patent position.

     A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with NTI's or any of our licensors' technologies or patent applications. Such conflict could limit the scope of the patents, if any, that we may be able to obtain or to which it has a license or result in the denial of our patent applications or the patent applications which for which we have licenses. In addition, if patents that cover our activities have been or are issued to other companies, there can be no assurance that we would be able to obtain licenses to these patents, or at a reasonable cost, or be able to develop alternative technology.

Because we do not have our own manufacturing facilities we face risks from outsourcing.

     We have established arrangements with our corporate collaborator, Merz, and with contract manufacturers to supply potential products for preclinical and clinical trials. We intend to establish similar arrangements for the manufacture, packaging, labeling and distribution of our products if they are approved for marketing.

     We faces certain risks by outsourcing manufacturing, including:

     * the delay of our preclinical and human clinical testing if our contractors are unable to supply sufficient quantities of product candidates manufactured in accordance with cGMP on acceptable terms;
     * the delay of market introduction and subsequent sales of such products if we should encounter difficulties in establishing relationships with manufacturers to produce, package and distribute our products; and
     * adverse effects on the FDA pre-market approval of the products if our collaborators and contract manufacturers do not adhere to cGMP regulations enforced by the FDA through its facilities inspection program and if these facilities cannot pass a pre-approval plant inspection.

     Therefore, our dependence on third parties for the manufacture of products may adversely affect our results of operations and our ability to develop and deliver products on a timely and competitive basis.

Clinical trials or marketing of any of our potential products may expose us to liability claims from the use of such products which our insurance may not cover.

     We have a limited amount of product liability insurance to cover liabilities arising from clinical trials. It is possible that our current insurance may not be adequate to cover any liabilities arising from our clinical trials.

     Our current product liability insurance does not cover commercial sales of products. We can not be sure that we will be able to obtain product liability insurance covering commercial sales or, if such insurance is obtained, that sufficient coverage can be acquired at a reasonable cost. An inability to obtain insurance at acceptable cost or otherwise protect against potential product liability claims could prevent or inhibit commercialization of any products we develop.

Further reductions in our staff might significantly delay the achievement of planned development objectives.

     Each person currently employed by NTI serves an essential function. Any reductions in force could impair our ability to manage ongoing human clinical trials and have a material adverse effect on our operations.

Our continuing losses raise a going concern issue in the auditor's report.

     The report of our independent auditors with respect to our financial statements included in Form 10-KSB for the year ended June 30, 1999 includes a paragraph indicating that, as more fully described in the financial statements, our recurring losses during the development stage raise substantial doubt about our ability to continue as a going concern.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 11, 1999, the Company held its Annual Meeting of Stockholders. The following matters were voted on at the Annual Meeting of Stockholders.

(1)  The following six directors were elected:

                                            Votes For           Withheld
                                            ---------           --------
     Paul E. Freiman                        5,748,112            37,064
     Abraham E. Cohen                       5,748,612            36,564
     Enoch Callaway, M.D.                   5,747,712            37,464
     Theodore L. Eliot, Jr.                 5,747,712            37,464
     Abraham D. Sofaer                      5,747,612            37,564
     John B. Stuppin                        5,748,712            36,464

(2) An amendment to the 1993 Stock Plan of Neurobiological Technologies, Inc. to increase the number of shares authorized for issuance thereunder to 2,500,000 was approved: For 5,682,813; Against 79,488; Abstain 22,875.

(3) An amendment to the Employee Stock Purchase Plan of Neurobiological Technologies, Inc. to increase the number of shares authorized for issuance thereunder to 150,000 was approved: For 5,698,665; Against 51,236; Abstain 35,275.

(4) The selection of Ernst & Young LLP as the independent auditors of the Company for the current year was ratified: For 5,775,638; Against 3,838; Abstain 5,700.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27: Financial Data Schedule for the period ended December 31, 1999.

Reports: The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: February 14, 2000                /s/ Paul E. Freiman
                                        ----------------------------------------
                                        Paul E. Freiman
                                        President, Chief Executive Officer
                                        (Principal Executive and Accounting
                                        Officer) and Director