Form 10QSB
period 2000-03-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2000-05-15
CIK 918112

FORM 10-QSB

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                         Commission file number 0-23280

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
        (exact name of small business issuer as specified in its charter)

                     Delaware                              94-3049219
(State or other  jurisdiction of  incorporation           (IRS Employer
                 or organization)                       Identification No.)


                           3260 Blume Drive, Suite 500
                           Richmond, California 94806
                    (Address of principal executive offices)

                                 (510) 262-1730
              (Registrant's telephone number, including area code)

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

          Common Stock, $.001 Par Value -15,102,415- shares outstanding as of April 30, 2000

  Transitional Small Business Disclosure format    Yes [  ] No [X]

                                      INDEX

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

         Condensed Balance Sheets - - March 31, 2000 and June 30, 1999

         Condensed  Statements  of  Operations  - - Three and nine months  ended
         March 31, 2000 and 1999; Period from August 27, 1987 (inception) through March 31, 2000

         Condensed Statements of Cash Flows - - Nine months ended March 31, 2000 and 1999; Period from August 27, 1987 (inception) through March 31, 2000

         Notes to Condensed Financial Statements - - March 31, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

                            CONDENSED BALANCE SHEETS
                                                                    March 31,        June 30,
                                                                      2000             1999
                                                                  ------------    ------------
ASSETS                                                            (Unaudited)
Current assets:
   Cash and cash equivalents                                      $  3,146,702    $    201,202
   Prepaid expenses and other                                           56,651          43,833
                                                                  ------------    ------------
      Total current assets                                           3,203,353         245,035
Property and equipment, net                                              2,811           3,796
                                                                  ------------    ------------
                                                                  $  3,206,164    $    248,831
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses                          $    880,563    $    934,839
   Note payable to shareholder                                            --           200,000
                                                                  ------------    ------------
         Total current liabilities                                     880,563       1,134,839

Stockholders' equity (deficit):
   Convertible  preferred stock, $.001 par value,
    5,000,000 shares authorized,
    2,332,000 outstanding at March 31, 2000
    and June 30, 1999                                                1,166,000       1,166,000

   Common stock, $.001 par value, 25,000,000 shares authorized,
    13,899,027 and 7,563,575 outstanding at March 31, 2000 and
    June 30, 1999, respectively                                     35,520,195      29,985,352

   Deficit accumulated during development stage                    (34,360,594)    (32,037,360)
                                                                  ------------    ------------
Total stockholders' equity (deficit)                                 2,325,601        (886,008)
                                                                  ------------    ------------
                                                                  $  3,206,164    $    248,831
                                                                  ============    ============

See accompanying notes

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Period from
                                         Three months ended                Nine months ended       August 27, 1987
                                              March 31,                        March 31,             (inception)
                                     ----------------------------    ----------------------------      through
                                         2000            1999            2000            1999       March 31, 2000
                                     ------------    ------------    ------------    ------------    ------------
REVENUES
   License                           $       --      $       --      $       --      $       --      $  2,100,000
   Grant                                     --            99,544            --            99,544         149,444
                                     ------------    ------------    ------------    ------------    ------------

      Total revenues                         --            99,544            --            99,544       2,249,444

EXPENSES

   Research and development               401,975         815,197       1,563,382       1,874,874      26,632,068
   General and administrative             328,318         274,786         820,052         829,992      12,216,624
                                     ------------    ------------    ------------    ------------    ------------

      Total expenses                      730,293       1,089,983       2,383,434       2,704,866      38,848,692

Operating loss                           (730,293)       (990,439)     (2,383,434)     (2,605,322)    (36,599,248)

Interest income                            36,984           5,041          60,200          39,763       2,238,654
                                     ------------    ------------    ------------    ------------    ------------

NET LOSS                             $   (693,309)   $   (985,398)   $ (2,323,234)   $ (2,565,559)   $(34,360,594)
                                     ============    ============    ============    ============    ============

BASIC & DILUTED
   NET LOSS PER SHARE                $      (0.05)   $      (0.12)   $      (0.21)   $      (0.33)
                                     ============    ============    ============    ============

Shares used in basic & diluted
    net loss per share calculation     13,563,345       8,133,032      10,917,995       7,746,810
                                     ============    ============    ============    ============

See accompanying notes.

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                        Period from
                                                             Nine months ended        August 27, 1987
                                                                  March 31,             (inception)
                                                        ----------------------------      through
                                                            2000           1999        March 31, 2000
                                                        ------------    ------------    ------------
OPERATING ACTIVITIES:

Net loss                                                $ (2,323,234)   $ (2,565,559)   $(34,360,594)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                 985          45,176         639,191
   Issuance of common stock and warrants
     for license rights and services                            --              --           139,775
   Changes in assets and liabilities:
     Prepaid expenses and other                              (12,818)         (8,637)        (56,651)
     Accounts payable and accrued expenses                   (54,276)        109,971         880,563
                                                        ------------    ------------    ------------
Net cash used in operating activities                     (2,389,343)     (2,419,049)    (32,757,716)
                                                        ------------    ------------    ------------
INVESTING ACTIVITIES:
Purchase of investments                                         --              --       (33,839,678)
Sale of investments                                             --              --        33,839,678
Purchases of property and equipment                             --              --          (358,940)
Additions to patents and licenses                               --              --          (283,062)
                                                        ------------    ------------    ------------
   Net cash used in
    investing activities                                        --              --          (642,002)

FINANCING ACTIVITIES:
Proceeds from note payable                                  (200,000)        200,000            --
Proceeds from (payment of) short-term borrowings                --              --           235,000
Advances from stockholders                                      --           869,000            --
Issuance of common stock                                   5,534,843            --        28,153,338
Issuance of preferred stock                                     --              --         8,158,082
                                                        ------------    ------------    ------------
   Net cash provided by financing activities               5,334,843       1,069,000      36,546,420

Increase (decrease) in cash and
   cash equivalents                                        2,945,500      (1,350,049)      3,146,702
Cash and equivalents at beginning of period                  201,202       2,020,886            --
                                                        ------------    ------------    ------------
Cash and equivalents at end of period                   $  3,146,702    $    670,837    $  3,146,702
                                                        ============    ============    ============

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2000

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the financial statements and footnotes included in our Form 10-KSB for the fiscal year ended June 30, 1999.

         The Company believes its available cash and cash equivalents of $3.1 million as of March 31, 2000, along with net proceeds of approximately $5.7 million raised in a private placement subsequent to the quarter ending, will be adequate to fund operations through the next fiscal year ending June 30, 2001. The Company will need to raise additional capital to fund subsequent operations beyond the fiscal year ending June 30, 2001. NTI intends to seek funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. However, there can be no assurance that funding will be available on favorable terms from any of these sources, if at all. If such funding is unavailable, the Company may be required to delay, scale back, or eliminate one or more of its research, discovery, or development projects, including clinical trials, and to make future reductions in workforce. NTI will also need to consider obtaining funds through entering into arrangements with collaborative partners or others which may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would not otherwise relinquish, and other restructuring alternatives, including the license or sale of certain of its assets and technology, discontinuing operations or liquidation.

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

NOTE 2-NOTES SUBSEQUENT EVENTS

         In April 2000, we raised approximately $6.4 million in gross proceeds from a private placement to accredited investors of 1.2 million shares of common stock at $5.30 per share. The proceeds will be used to continue clinical development of our two neuroprotective drug candidates.

         Subsequent to the quarter end, we entered into a new lease for our corporate offices effective May 1, 2000 through July 31, 2002. Our new offices are located at 3260 Blume Drive, Suite 500, Richmond, California, 94806, (510) 262-1730 telephone, (510) 262-0204 facsimile.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-QSB that are not historical are forward-looking statements and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth under "Other Factors That May Affect Our Operations." These forward looking statements represent NTI's judgment as of the date hereof. We disclaim, however, any intent or obligation to update these forward looking statements.

OVERVIEW

         Neurobiological  Technologies,  Inc.  ("NTI,"  "we," "us," "our" or the
"Company") is an emerging drug development company focused on the clinical development and regulatory approval of neuroscience drugs. We develop neuroprotective and neuromodulatory agents to treat progressive neurological impairments characteristic of various nervous system disorders, including diabetic neuropathy, brain cancer, and AIDS dementia syndrome.

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

         In January 2000, we announced preliminary results of our placebo-controlled Phase IIB, dose ranging human clinical trial of Memantine, an orally available compound which appears to restore the function of impaired neurons by modulation activity of the N-methyl-d-aspartate ("NMDA") receptor, integral to the membranes of such cells. Such restoration of function appears to inhibit injured or damaged neurons from firing abnormally, a pathological process associated with many neurological conditions, including dementia, Alzheimer's disease, neuropathic pain (persistent pain resulting from abnormal signals to the brain) and AIDS dementia. Results of the 421 patient Phase IIB clinical trial of Memantine as a treatment for painful diabetic neuropathy showed that 44 percent of the patients receiving 40 mg dosages experienced a 50 percent pain reduction, compared to 29 percent in the placebo group at the end of eight weeks. Although positive trends were seen in the groups treated with 20 mg of Memantine compared to placebo, no statistical significance was observed. Trial results were presented May 2, 2000 at the 52nd Annual Meeting of the American Academy of Neurology in San Diego. NTI expects to work with the FDA to design a Phase III study for this indication.

         In January 2000, NTI also announced completion of patient enrollment in a double-blind, placebo-controlled Phase II human clinical trial to evaluate Memantine's ability to reduce symptoms of dementia and neuropathic pain in patients with AIDS. This trial is funded by the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health and conducted by the AIDS Clinical Trials Group (ACTG), a clinical trials consortium funded by the NIAID. We are supplying the Memantine for the trial and will have the right to use the resulting data for the commercial development of Memantine for that indication. We expect results of this trial to be reported by the end of 2000.

         In February 2000, we announced that our alliance partner, Merz + Co. GmbH & Co. ("Merz") of Frankfurt, Germany, has reported significant positive results from a U.S. Phase III trial of Memantine in patients with advanced Alzheimer's disease. This randomized, 6-month placebo-controlled, double-blind multicenter trial aimed at functional improvement of patients with moderate to severe Alzheimer's disease enrolled 252 patients in the United States and was jointly managed by Quintiles CNS Therapeutics. These clinical trial results confirm the findings of the previously conducted Phase III clinical studies Merz conducted for registration requirements in Europe and the United States.

         In April 2000, Merz announced promising results in patients suffering from mild to moderate vascular dementia. Of a total of 900 patients investigated in two studies, the Memantine treated patients showed significant improvements in cognitive abilities compared to the patients who received a placebo as demonstrated by two independent performance-based assessments. Patients who had more severe disease showed the most improvement, according to Gordon Wilcock, M.D., of Frenchay Hospital in Bristol, England, lead investigator for the U.K. trial.

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

RESULTS OF OPERATIONS

         Our research and development expenses decreased to approximately $402,000 in the three months ended March 31, 2000 from approximately $815,000 in the three months ended March 31, 1999. Expenses were lower in the three months ended March 31, 2000 primarily due to the completion of the Phase IIB human clinical trials to evaluate Memantine as a treatment for peripheral diabetic neuropathy, which were initiated in the quarter ending March 31, 1999. General and administrative expenses increased to approximately $328,000 in the three months ended March 31, 2000 from $275,000 in the same period of the prior year. The increase was primarily due to increased expenditures in activities relating to seeking financing and corporate partnerships. Interest income increased to approximately $37,000 in the three months ended March 31, 2000 from $5,000 in the same period of the prior year due to higher average cash balances as a result of shares sold in the private placement completed in November 1999.

         We expect to incur substantial ongoing costs primarily for Phase II and Phase III clinical trials for our development programs and related administrative support. We expect that our expenditures will continue to increase as our products move through Phase II and Phase III clinical trials.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through March 31, 2000, we have raised a total of $36.7 million in net proceeds from the sale of common and preferred stock.

         We believe our available cash and cash equivalents of $3.1 million as of March 31, 2000, along with net proceeds of approximately $5.7 million raised in the April 2000 private placement, will be adequate to fund operations through the next fiscal year ending June 30, 2001. We will need to raise additional capital to fund subsequent operations beyond the fiscal year ending June 30, 2001. NTI intends to seek funding through public or private financings, collaborative or other arrangements with corporate partners, or from other sources. However, there can be no assurance that funding will be available on favorable terms from any of these sources, if at all. In addition, we may seek to raise additional funds whenever market conditions permit. Raising additional funds through issuing equity securities may result in significant dilution to our existing stockholders.

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

         Our future capital requirements will depend on a number of factors, including:

     o the amount of royalties received from Merz for future sales of Memantine;
     o the amount of front-end and milestone payments received from a marketing agreement for Memantine;
     o   the progress of our clinical development  programs;
     o   the time and cost involved in obtaining regulatory approvals;
     o the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights;
     o   competing technological and market developments;
     o   our ability to establish collaborative relationships;
     o   the development of commercialization activities and arrangements; and
     o   the purchase of additional capital equipment.

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

         Our potential products are subject to the risks of failure inherent in the development of products based on new technologies. These risks include the possibility that the potential products may:

     o   be found to be unsafe, ineffective or toxic;
     o   fail to receive necessary regulatory clearances; and
     o   if  approved,   be  difficult  to  manufacture  on  a  large  scale  or
         uneconomical to market;
     o be precluded from marketing by us due to the proprietary rights of third parties; and
     o not be successful because third parties market or may market superior or equivalent products.

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

         We have also relied on scientific, technical, clinical, commercial and other data supplied and disclosed by others in entering into these agreements. We have relied on this data in support of applications to enter human clinical trials for our potential products. Although we have no reason to believe that this information contains errors or omissions of fact, it is possible that there are errors or omissions of fact that would change materially our view of the future likelihood of FDA approval or commercial viability of these potential products.

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

         The only revenues that we will receive in the future for Memantine are royalties received on product sales by Merz or its marketing partner or partners and front-end and milestone payments. Under certain circumstances, Merz can terminate its agreement with us upon six months notice. The termination of our agreement with Merz or any failure by Merz or its partners to successfully commercialize Memantine after its development would have a materiel adverse effect on our business, financial conditions and results of operations.

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

     o   impose costly procedures upon our activities.

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

         A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with NTI's or any of our licensors' technologies or patent applications. Such conflict could limit the scope of the patents, if any, that we may be able to obtain or to which it has a license or result in the denial of our patent applications or the patent applications for which we have licenses. In addition, if patents that cover our activities have been or are issued to other companies, there can be no assurance that we would be able to obtain licenses to these patents, or at a reasonable cost, or be able to develop alternative technology.

Because we do not have our own manufacturing facilities, we face risks from outsourcing.

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

         We faces certain risks by outsourcing manufacturing, including:

     o the delay of our preclinical and human clinical testing if our contractors are unable to supply sufficient quantities of product candidates manufactured in accordance with cGMP on acceptable terms;

     o the delay of market introduction and subsequent sales of such products if we should encounter difficulties in establishing relationships with manufacturers to produce, package and distribute our products; and

     o adverse effects on the FDA pre-market approval of the products if our collaborators and contract manufacturers do not adhere to cGMP regulations enforced by the FDA through its facilities inspection program and if these facilities cannot pass a pre-approval plant inspection.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27: Financial Data Schedule for the period ended March 31, 2000.

Reports: On January 19, 2000, we filed a report on Form 8-K to announce preliminary results of our Memantine clinical trials for painful diabetic neuropathy.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: May 15, 2000               /s/ Paul E. Freiman
                                  -------------------
                                  Paul E. Freiman
                                  President, Chief Executive Officer
                                  (Principal Executive and Accounting Officer)
                                  and Director