Form 10KSB
period 2000-06-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2000-09-28
CIK 918112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 2000

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from _________ to __________

                         Commission file number: 0-23280

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
           (Name of small business issuer as specified in its charter)

              Delaware                                  94-3049219
      (State of incorporation)               IRS Employer Identification No.

             3260 Blume Drive Suite 500, Richmond, California 94806
                    (Address of principal executive offices)

                                 (510) 262-1730
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common stock, $.001 Par Value

                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer had no revenue for its most recent fiscal year.

         As of September 1, 2000, the issuer had 16,311,278 shares of common stock, $.001 par value, outstanding, and the aggregate market value of the shares of common stock held by non-affiliates on that date was $97,901,730 based upon the last sale price of the issuer's common stock reported on the Nasdaq SmallCap Market on that date.

         Transitional Small Business Disclosure Format (check one):

         Yes ___  No _X_

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Item 9 and Items 10 and 11 of Part III incorporate by reference information from the issuer's Proxy Statement for the Annual Meeting of Stockholders to be held on November 21, 2000 (the "Proxy Statement").

                                     PART I.

ITEM 1. BUSINESS

         Statements in this Business section and other parts of this Annual Report on Form 10-KSB that are not historical are forward-looking statements and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth under "Risks Associated with Our Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-KSB.

OVERVIEW

         Neurobiological Technologies, Inc. ("NTI(R)" or the "Company) is an emerging drug development company focused on the clinical development and regulatory approval of neuroscience drugs. We develop neuroprotective and neuromodulatory agents to treat progressive neurological impairments characteristic of various nervous system disorders, including diabetic neuropathy, brain cancer, and AIDS dementia syndrome.

         Our strategy is to in-license and develop early stage drug candidates that target major medical needs and that can be rapidly commercialized. Our experienced management team oversees the human clinical trials necessary to establish preliminary evidence of efficacy and seeks partnerships with pharmaceutical and biotechnology companies for late-stage development and marketing of our product candidates.

         In May 2000, we presented results of our placebo-controlled Phase IIB, dose ranging human clinical trial of Memantine, an orally available compound which appears to restore the function of impaired neurons by modulation activity of the N-methyl-D-aspartate or NMDA receptor, integral to the membranes of such cells. Such restoration of function appears to inhibit injured or damaged neurons from firing abnormally, a pathological process associated with many neurological conditions, including dementia, Alzheimer's disease, neuropathic pain (persistent pain resulting from abnormal signals to the brain) and AIDS-related dementia. Results of the 421 patient Phase IIB clinical trial of Memantine as a treatment for painful diabetic neuropathy showed that 44% of the patients receiving 40mg dosages experienced a 50% pain reduction, compared to 29% in the placebo group at the end of eight weeks. Although positive trends were seen in the groups treated with 20mg of Memantine compared to placebo, no statistical significance was observed.

         In April 2000, our alliance partner, Merz + Co. GmbH & Co. of Frankfurt, Germany, announced promising results in patients suffering from mild to moderate vascular dementia. Of a total of 900 patients investigated in two Phase III clinical trial studies, the Memantine treated patients showed significant improvements in cognitive abilities compared to the patients who received a placebo as demonstrated by two independent performance-based assessments. Patients who had more severe disease showed the most improvement, according to Gordon Wilcock, M.D., of Frenchay Hospital in Bristol, England, lead investigator for the U.K. trial.

         In February 2000, we announced that Merz had reported significant positive results from a U.S. Phase III trial of Memantine in patients with advanced Alzheimer's disease. This randomized, 6-month placebo-controlled, double-blind multicenter trial aimed at functional improvement of patients with moderate to severe Alzheimer's disease, enrolled 252 patients in the United States and was jointly managed by Quintiles CNS Therapeutics. These clinical trial results confirmed the findings of the previously conducted Phase III clinical studies Merz conducted for registration requirements in Europe and the United States.

         In January 2000, we announced completion of patient enrollment in a double-blind, placebo-controlled Phase II human clinical trial to evaluate Memantine's ability to reduce symptoms of dementia and neuropathic pain in patients with AIDS. This trial is funded by the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health and conducted by the AIDS Clinical Trials Group (ACTG), a clinical trials consortium funded by the NIAID. We are supplying the Memantine for the trial and will have the right to use the resulting data for the commercial development of Memantine for that indication. We expect results of this trial to be reported by the end of calendar 2000.

         In June 2000, Merz entered into an agreement with Forest Laboratories, Inc. for the development and marketing of Memantine in the United States for the treatment of Alzheimer's disease, neuropathic pain and AIDS-related dementia. Under our 1998 strategic research and marketing cooperation agreement with Merz, we expect to receive a share of the payments Forest Laboratories, Inc. will be providing Merz.

         Subsequent to fiscal year end, in August 2000, Merz entered into a strategic license and cooperation agreement with H. Lundbeck A/S, of Copenhagen, Denmark for the further development and marketing of Memantine for the treatment of Alzheimer's disease, neuropathic pain and AIDS-related dementia. Lundbeck will acquire exclusive rights to certain European markets and in Canada, Australia and South Africa and semi-exclusive rights to co-market with Merz in other markets worldwide, not including the United States and Japan. Japan is being developed by Merz' collaborative partner, Suntory Ltd. Under our 1998 strategic research and marketing cooperation agreement with Merz, we expect to receive a share of the payments Lundbeck will be providing Merz.

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

         Since 1987 when NTI was founded, we have applied a substantial portion of our resources to our research and development programs. We are a development stage company, have not received any revenue from the sale of products, and do not anticipate receiving revenue from the sale of products in the near future. We have incurred losses since our inception and expect to incur substantial, increasing losses due to ongoing and planned research and development efforts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCT CANDIDATES

          Product/Indication                      Development Status              Primary Benefit Sought
----------------------------------       -----------------------------------    --------------------------

MEMANTINE

Diabetic Neuropathic Pain                Phase IIB trial completed by NTI.      Analgesia.
                                         Results show statistically
                                         significant improvement of 40mg of
                                         Memantine over placebo in reducing
                                         chronic nighttime pain at the end of
                                         eight weeks.

Mild to Moderate Vascular Dementia       Phase III trials completed by Merz     Cognitive improvement.
                                         in the United Kingdom and France.
                                         Results showed significantly
                                         improved cognitive abilities
                                         compared to patients who received
                                         placebo as demonstrated by the
                                         Activities of Daily Living and
                                         cognitive performance evaluations.

Moderate to Severe Dementia and          Phase III trial completed by Merz in   Functional and/or cognitive
Alzheimer's Disease                      the United States. Improvement in      improvement.
                                         functional independence and
                                         reduction in required level of care.

AIDS-Related Dementia and                Phase II trial in progress by NTI.     Improvement in neurological
Neuropathic Pain                         Patient enrollment completed in        function and peripheral
                                         January 2000. Results expected by      neuropathy.
                                         the end of calendar 2000.

XERECEPT(TM) (CORTICOTROPIN-RELEASING FACTOR)

Peritumoral Brain Edema                  Phase II trial enrollment closed at    Stabilization or improvement of
                                         33 patients.  Results confirmatory     neurological function.
                                         but not definitive.
-----------------------------------

SCIENTIFIC BACKGROUND

         Our therapeutic focus is neuroprotection and neuromodulation: the prevention and treatment of neurological impairment by preserving or restoring neurological function of damaged neurons. We are developing neuroprotective and neuromodulatory agents which may slow or reverse the progressive neurological impairment associated with multiple nervous system disorders, including diabetic neuropathy, brain cancer, and AIDS-Dementia Complex.

         Because neuronal impairment contributes significantly to functional impairment in many nervous system disorders, scientists believe that neuroprotective compounds are potentially powerful and flexible therapeutic agents. There has been much interest in the business and academic communities to develop such agents.

         Mechanisms common to progressive neuronal impairment in various medical conditions are thought to result in multiple neurologic symptoms such as chronic pain, motor difficulties, memory loss and other cognitive deficits. By modulating such mechanisms, neuroprotective agents may prevent or restore loss of neurological function. Our current scientific focus is on two mechanisms contributing to progressive neuronal impairment: excitotoxicity and edema. There is evidence that Memantine prevents or reduces excitotoxicity, a cascade of neuronal cell injury and death associated with the release of abnormal levels of excitatory neurotransmitters. XERECEPT has the potential to prevent the progressive neuronal impairment resulting directly from cerebral edema (swelling of the brain), damage that more frequently results in clinical impairment than the damage resulting from the presence of a tumor.

PRODUCTS IN DEVELOPMENT

Memantine

         Memantine is an orally-available neuromodulatory agent that has been marketed in Germany by Merz since 1989 with the labeling "dementia syndrome." It is one of a class of agents referred to as NMDA-receptor antagonists. Scientific research has indicated that modulating the NMDA receptor may protect against the neuronal impairment and death associated with a number of medical conditions. Accumulating evidence from various studies indicates that overstimulation of NMDA receptors contributes to the impairment and death of neurons. This occurs in a variety of chronic neurodegenerative diseases including neuropathic pain, dementia, Alzheimer's disease, and Huntington's disease. There are currently no approved neuroprotective treatments for any of the pathologies associated with NMDA-receptor overstimulation.

         NTI has been developing Memantine both as a treatment for neuropathic pain as well as for neurological deficits associated with AIDS. Estimates are that approximately 1,000,000 patients in the United States suffer from intractable neuropathic pain. In addition, as many as one-third of AIDS patients eventually develop neurological problems, such as loss of cognition and coordination.

         Nerve cells in the brain communicate by sending signals to excite or inhibit each other. These signals are initiated by compounds known as neurotransmitters. The principal excitatory neurotransmitter, glutamate, binds to the NMDA receptor embedded in the cell membrane of the neuron. When glutamate binds to the receptor, a channel in the neuron opens which enables charged calcium molecules to flow freely into the neuron. Normally, the influx of calcium triggers chemical reactions that cause the neuron to change its electrical charge and fire a message to neighboring neurons. This basic function of the NMDA receptor is essential for normal movement, sensation, memory, and cognition. In certain medical conditions, glutamate levels surrounding neurons are elevated, which results in overstimulation of the NMDA receptor. In these situations, excessive amounts of calcium enter the neuron, releasing internally stored glutamate into the surrounding area. This glutamate further stimulates NMDA receptors on neighboring neurons, causing a cascade of neuronal cell impairment and/or death throughout the area, referred to as excitotoxicity.

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

         The profound psychotic side effects associated with other NMDA receptor antagonists previously evaluated by third parties in human clinical trials were virtually absent with Memantine. Merz has carefully documented Memantine's history of safe clinical use in Germany over years of post-launch clinical experience and active surveillance. In a post-marketing surveillance study sponsored by Merz with 1,420 dementia outpatients treated for up to more than one year, Memantine was rated as having very good to good tolerability in 93.8% of the cases at the end of the observation period.

         Product Development Status

         The Neuropathic Pain of Diabetes

         Diabetes mellitus is a chronic disorder that affects an estimated 16 million Americans. One of its most common complications is nerve damage, particularly damage to peripheral nerves that send sensory signals from the extremities to the central nervous system or CNS. This condition, referred to as peripheral diabetic neuropathy or PDN, is a large, unmet medical need. This condition most frequently damages nerves in the feet, making walking or standing painful and difficult. We estimate that approximately 800,000 patients in the United States currently receive treatments for the symptoms of PDN, including severe, chronic pain known as neuropathic pain (persistent pain in the absence of an obvious stimulus). As the neuropathy progresses, the sensation of pain may become more intense, encompass more areas, and become increasingly difficult to treat with available therapeutic agents.

         Peripheral nerve damage disrupts pain pathways in the nervous system, causing nerves to send abnormal signals that the brain interprets as pain. In effect, neurons in the CNS are bombarded with abnormal signals until their ability to process pain signals is compromised. This leads to hyper-sensitization of neurons to pain impulses and results in progressive neuronal impairment in the CNS. Although the precise mechanisms of these events are not completely understood, there is evidence that overactivation of NMDA receptors in the CNS plays an important role.

         Memantine has been shown to inhibit abnormal pain signals by modulating the NMDA receptor in several animal models of neuropathic pain. Based on the results of these studies, we sponsored and completed a 122-patient placebo-controlled Phase IIA human clinical trial of Memantine in patients with neuropathic pain due to diabetes or post-herpetic neuralgia (a complication of shingles). No treatment benefit was observed in patients with post-herpetic neuralgia. However, trends indicating efficacy of Memantine were observed in patients with PDN. The strongest efficacy trend was the reduction of nocturnal pain associated with PDN. Nocturnal pain is a major problem for these patients, frequently leading to insomnia and other associated health and psychological problems. After eight weeks of treatment in our clinical trial, subjects dosing with Memantine reported a mean nocturnal pain rating of 31.2 millimeters (on a visual analogue scale of 1-100 millimeters) compared to a mean of 44.4 millimeters for those who received placebo. The difference between these means indicates that the Memantine-treated subjects had 42% less nocturnal pain than those treated with placebo. The results for the other primary variables of daytime pain and pain relief, although not statistically significant, exhibited consistent trends representative of analgesic benefit with Memantine compared to placebo.

         Based on the results from our Phase IIA trial of Memantine in patients with neuropathic pain, we initiated a Phase IIB trial of Memantine in the second quarter of fiscal 1999, exclusively in patients with PDN. In May 2000, we presented results of our placebo-controlled Phase IIB, dose ranging human clinical trial of Memantine at the 52nd Annual Meeting of the American Academy of Neurology in San Diego. Results of this 421 patient Phase IIB clinical trial of Memantine as a treatment for painful diabetic neuropathy showed that 44% of the patients receiving 40 mg dosages experienced a 50% pain reduction, compared to 29% in the placebo group at the end of eight weeks. Although positive trends were seen in the groups treated with 20 mg of Memantine compared to placebo, no statistical significance was observed. We expect Merz and Forest to begin to work with the FDA to design a Phase III study for this indication during the second quarter of fiscal 2001.

         AIDS-Related Dementia and Neuropathic Pain

         Recent research indicates that infection of the CNS with HIV, the virus associated with AIDS, also leads to neuronal impairment. Such impairment may result in neurological complications, including loss of cognition, movement, and sensation, referred to as AIDS Dementia Complex. Approximately one-half of children and one-third of adults with AIDS are expected to develop these symptoms. There are currently no therapies specifically directed towards HIV-associated neuronal impairment. Current AIDS therapies, even if effective at reducing the circulating virus level, do not appear to be effective at eliminating AIDS-induced impairment to the CNS.

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

         Memantine has been shown to reduce NMDA receptor-mediated neuronal impairment in both in vitro (outside the body) experiments and in vivo (inside the body) animal models. Neuronal dysfunction due to HIV infection has been shown to be mitigated by antagonists of the NMDA receptor, including Memantine.

         In December 1996, we announced the initiation of a Phase II clinical trial of Memantine as a treatment for AIDS-related dementia and neuropathic pain. This study is funded by the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health and is being conducted by the AIDS Clinical Trials Group (ACTG), a clinical trials consortium funded by the NIAID. In December 1999, enrollment was completed at 140 AIDS patients. The ACTG also implemented a protocol extension permitting open-label dosing for up to 60 weeks following the blinded phase of the trial. This open-label phase will provide data on the long-term safety of Memantine. We are supplying Memantine for the trial and will have the right to use the resulting data to further the commercial development of

Memantine for that indication. If positive trial results are reported, we will need to discuss additional regulatory requirements for this indication, including future clinical trials, with the FDA. We expect results of this trial to be reported by the end of calendar 2000.

         Agreement with Merz and Additional Indications

         In April 1998, we entered into a strategic research and marketing cooperation agreement with Merz and a new revenue sharing partnership with Children's Medical Center Corporation to further the clinical development and commercialization of Memantine. Pursuant to this agreement, Children's Medical Center Corporation terminated its existing license to NTI for AIDS-related dementia and neuropathic pain and granted exclusive rights to Merz. NTI and Merz share scientific, clinical and regulatory information about Memantine, particularly safety data, to facilitate regulatory review and marketing approval by the FDA and foreign regulatory authorities. Pursuant to the agreement with Merz, NTI will share in future revenues from sales of Memantine for all indications.

         In April 2000, Merz announced the results of two major Phase III clinical trials in the United Kingdom and France using Memantine to treat vascular dementia. The trials were designed to investigate improvements in cognition, a major focus of drug therapy for dementia. Of the total of 900 patients investigated in two studies, the Memantine treated patients showed significant improvements in cognitive abilities compared to the patients who received a placebo, as demonstrated by two independent performance-based assessments. Patients who had more severe disease showed the most improvement, according to Gordon Wilcock, M.D., of Frenchay Hospital in Bristol, England, lead investigator for the U.K. trial.

         Merz has completed three Phase III clinical trials of Memantine for moderate to severe dementia in Europe. In February 2000, Merz announced the results of a 252 patient Phase III trial in the United States for moderately severe to severe Alzheimer's disease. Severe dementia is characterized by progressive decline in motor and cognitive skills associated with multiple central nervous system disorders, chiefly neurodegenerative conditions such as Alzheimer's disease. According to the NIH, approximately 4 million people are affected by Alzheimer's disease in the U.S. There are currently no approved treatments indicating clinical benefits in patients with severe dementia. In a six month study, patients were assigned to either 20mg Memantine twice a day or placebo. In these moderately severe to severe Alzheimer's disease patients, Memantine produced statistically significant results versus placebo in three major domains: clinical global change, function and cognition. Results indicated the decline in various endpoints was consistently smaller for the Memantine treatment group, although both treatment groups worsened during the 28-week period. These results are consistent with trial results previously published by Merz for Memantine in a population of severely demented inpatients. Although the disease process cannot be reversed, the studies show that Memantine can reduce the clinical decline over a six-month period.

XERECEPT(TM) (Human Corticotropin-Releasing Factor)

         XERECEPT(TM) is our synthetic preparation of the human peptide Corticotropin-Releasing Factor (hCRF) which we are developing as a treatment for brain swelling due to brain tumors (peritumoral brain edema). There is clinical evidence that XERECEPT may be a safer treatment than synthetic corticosteroids, which are associated with serious adverse side effects including muscle wasting, weight gain, immunosuppression, osteoporosis, hyperglycemia, glaucoma and psychosis. Results from preclinical studies and pilot human clinical trials previously sponsored by the Company have demonstrated the compound's potential to reduce swelling in brain tissue and to be well-tolerated and apparently safe. Thus, XERECEPT has the potential to significantly improve the quality of life for brain cancer patients with dysfunction due to brain swelling. In the United States, approximately 30,000 patients are diagnosed every year with brain tumors. Patients with this condition are in need of a safe alternative to corticosteroids, which have serious adverse effects at the high, chronic doses required for efficacy.

         The FDA has approved our application for orphan drug designation for XERECEPT to treat this unmet medical need. Orphan drug designation provides NTI with seven years market exclusivity and makes us eligible to receive federal monies for clinical research under the Orphan Drug Grant Program.

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

         Product Development Status

         Peritumoral Brain Edema

         We have been initially evaluating XERECEPT for the treatment of cerebral edema caused by brain tumors. In these patients, the tumor promotes increased permeability of the small blood vessels in the brain, which result in the excess flow of fluids into the brain, swelling of brain tissue, and a consequent impairment of neurological function. Current treatment of peritumoral brain edema, primarily corticosteroids, results in serious adverse side effects at the high chronic doses required for efficacy. Reactions can include muscle wasting, weight gain, immunosuppression, osteoporosis, hyperglycemia, glaucoma, psychosis and other potentially dose-limiting side effects.

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

         Results from pilot human clinical trials previously sponsored by NTI demonstrated the potential of XERECEPT to reduce swelling of brain tissue and to be well-tolerated and apparently safe. Based on these results, we initiated a Phase II human clinical trial in 1997 to evaluate the efficacy of XERECEPT to stabilize or improve neurological symptoms caused by peritumoral brain edema. Patients enrolled in this randomized, double-blind, positive-controlled trial had neurological symptoms requiring stable dosing of synthetic corticosteroids, the current standard treatment. We closed enrollment for this trial at 33 patients (one third of projected enrollment) in order to provide expedited but abbreviated analysis of the data. All responders, as defined by the trial protocol, were in the XERECEPT treatment groups. However, rigorous statistical analysis of the data was not meaningful due to the small numbers enrolled.

The clinical study should be regarded as confirmatory but not definitive with regard to neurologic improvements that may be attained with XERECEPT in symptomatic brain tumor patients. We are currently having a new batch of XERECEPT made to initiate a Phase II trial.

SUPPLIERS

         Memantine currently is being supplied to NTI by our corporate collaborator, Merz. We have also contracted with external vendors to manufacture compounds for our other clinical trials. The manufacturers of clinical products have represented to us that they are qualified to produce drugs under FDA regulations and that they follow current Good Manufacturing Practice (cGMP). XERECEPT has been manufactured by established methods using chemical synthesis to NTI specifications. We performed audits on our contractors who supplied XERECEPT to assess compliance with the cGMP regulations. Alternative cGMP suppliers of the bulk drugs and of finished dosage form products are available to us. We currently have no plans to build or develop an in-house manufacturing capability.

         We face certain risks by outsourcing manufacturing, including:

         o the delay of our preclinical and human clinical testing if our contractors are unable to supply sufficient quantities of product candidates manufactured in accordance with cGMP on acceptable terms;

         o the delay of market introduction and subsequent sales of such products if we encounter difficulties in establishing relationships with manufacturers to produce, package and distribute our products; and

         o adverse effects on FDA pre-market approvals of the products of our collaborators and contract manufacturers if they do not adhere to cGMP regulations.

         Therefore, our dependence on third parties for the manufacture of products may adversely affect our results of operations and our ability to develop and deliver products on a timely and competitive basis.

PATENTS AND PROPRIETARY TECHNOLOGY

         In April 1998, in connection with our agreement with Merz, our exclusive license from Children's Medical Center Corporation to a series of patents and patent applications relating to certain non-ophthalmic uses of Memantine was terminated.

         We hold non-exclusive worldwide licenses to four issued U.S. patents covering the composition of matter of XERECEPT and various analogues, together with certain foreign patents and patent applications. Because of the non-exclusivity of the four issued U.S. patents, others may develop, manufacture and market products that could compete with those we develop. However, we also have exclusive rights to four issued patents and one patent application covering uses of XERECEPT and analogues. We are responsible for the costs of prosecuting the patent applications related to XERECEPT for which we have exclusive rights. In addition to the patents and pending applications we have licensed from others, we hold U.S. Patent No. 5,870,430 which covers certain liquid formulations of CRF and CRF-related peptides. In August 2000, we announced that we had signed an option with the University of California, Berkeley for Berkeley's patents on corticotropin-releasing hormone analogues. The option agreement includes a work plan that will encompass in vivo models of the hormones to screen CRH-analogues in terms of arriving at the optimium CRH-analogue for clinical purposes.

         The  patent  position  of  biotechnology   firms  generally  is  highly
uncertain because:

         o patents involve complex legal and factual issues that have recently been the subject of much litigation;

         o no consistent policy has emerged from the United States Patent and Trademark Office regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents; and

         o others may independently develop similar products, duplicate any of our potential products, or design around the claims of any of our potential patented products.

         In addition, because of the time delay in patent approval and the secrecy afforded United States patent applications, we do not know if other applications, which might have priority over our applications, have been filed. Further, because we have non-exclusive licenses to patent rights covering certain uses of XERECEPT, others may develop, manufacture and market products that could compete with those we develop.

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

         A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our or any of our licensors' technologies or patent applications. Such conflict could limit the scope of the patents, if any, that we may be able to obtain or to which we have a license or result in the denial of our patent applications or the patent applications for which we have licenses. In addition, if patents that cover our activities have been or are issued to other companies, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost, or be able to develop alternative technology.

         In addition to patent protection, we rely upon trade secret protection for our confidential and proprietary information. It is our policy that each employee enter into a confidentiality agreement which contains provisions generally prohibiting the disclosure of confidential information to anyone outside NTI and requiring disclosure to NTI of ideas, developments, discoveries or inventions conceived during employment and assignment to NTI of proprietary rights to such matters related to the business and technology of NTI. However, it is possible that these agreements could be breached. In addition, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology.

GOVERNMENT REGULATION

         In  order  to  clinically  test,  produce,   and  market  products  for
therapeutic use, a company must comply with mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries.

         A company generally must conduct preclinical testing on laboratory animals of new pharmaceutical products prior to commencement of clinical studies involving humans. These studies evaluate the potential efficacy and safety of the product. The company then submits the results of these studies to the FDA as part of an investigational new drug application, or IND, which must become effective before clinical testing in humans can begin.

         Typically, human clinical evaluation involves a time-consuming and costly three-phase process:

         o In Phase I, a company conducts clinical trials with a small number of subjects to determine a drug's early safety profile and its pharmacokinetic pattern.

         o In Phase II, a company conducts clinical trials with groups of patients afflicted with a specific disease in order to determine preliminary effectiveness, optimal dosages and further evidence of safety.

         o In Phase III, a company conducts large-scale, multi-center, comparative trials with patients afflicted with a target disease in order to provide enough data to demonstrate the effectiveness and safety required by the FDA prior to commercialization.

         The FDA closely monitors the progress of each phase of clinical testing. The FDA may, at its discretion, re-evaluate, alter, suspend, or terminate testing based upon the data accumulated to that point and the FDA's assessment of the risk/benefit ratio to patients.

         The results of the preclinical and clinical testing are submitted to the FDA in the form of a new drug application, or NDA, for approval prior to commercialization. In responding to an NDA, the FDA may grant marketing approval, request additional information, or deny the application. Failure to receive approval for any of our potential products would have a material adverse effect on NTI. Among the requirements for product approval is the requirement that each domestic manufacturer of the product conform to the FDA's current Good Manufacturing Practice regulations, which must be followed at all times. Compliance with the cGMP regulations requires that manufacturers continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

         Once the sale of a product is approved, FDA regulations continue to govern the manufacturing process and marketing activities. A post-marketing testing and surveillance program may be required to continuously monitor a product's usage and effects in patients. Product approvals may be suspended or withdrawn if compliance with regulatory standards is not maintained.

         Foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country. The time required for approval may delay or prevent marketing in certain countries. In certain instances, the Company or its collaborative partners may seek approval to market and sell certain products outside of the United States before submitting an application for United States approval to the FDA. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from those required for FDA approval.

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

EMPLOYEES

         As of June 30, 2000, the Company employed 11 people, 6 of whom are full-time employees.

ITEM 2. PROPERTIES

         Our executive offices are located in Richmond, California. We entered into a sublease dated May 1, 2000 for approximately 4,333 square feet of space. The master lease under which we sublease the property is scheduled to expire in July 2002. Rental payments are approximately $7,600 per month over the term of the sublease.

         We believe that our facilities are adequate for our current needs and that, if required, we will be able to lease suitable alternative or additional space on commercially acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                    PART II.

ITEM 5. MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         From February 1998 to July 2000, the Company's common stock was traded on the Nasdaq Stock Market's Over-the-Counter (OTC) Bulletin Board(R). Since July 2000, the Company's common stock has been quoted on The Nasdaq SmallCap System under the symbol NTII.

         As of June 30, 2000 there were approximately 265 holders of record of the Company's common stock and 15,647,397 shares of common stock outstanding. No dividends have been paid on the common stock since the Company's inception, and the Company does not anticipate paying any dividends in the foreseeable future.

         High and low prices given here refer to the high and low bid quoted on the OTC Bulletin Board, where our common stock traded until July 2000. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

              Fiscal 1999                             High      Low
              -----------                             ----      ---

              First Quarter .....................    $1.06     $0.38
              Second Quarter ....................    $0.69     $0.41
              Third Quarter......................    $0.66     $0.47
              Fourth Quarter.....................    $1.44     $0.50

              Fiscal 2000                             High      Low
              -----------                             ----      ---

              First Quarter .....................    $1.53     $0.84
              Second Quarter ....................    $3.75     $0.84
              Third Quarter......................    $9.28     $2.81
              Fourth Quarter.....................    $8.50     $3.88

Recent Sales of Unregistered Securities

         In April 2000, the Company sold 1,200,000 shares of common stock for an aggregate consideration of $6,360,000 in a private placement to accredited investors under Regulation D. The purchase price was $5.30 per share.

         From August through November 1999, the Company sold 1,086,940 units of its securities for an aggregate consideration of approximately $4.3 million in private placements to accredited investors under Regulation D. The purchase price was $4.00 per unit. Each unit consisted of five shares of common stock and one warrant (exercisable for 5 years from the date of issuance) to purchase two shares of common stock at an exercise price of $1.75 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         NTI is an emerging drug development company focused on the clinical development and regulatory approval of neuroscience drugs. NTI is developing neuroprotective and neuromodulatory agents to treat progressive neurological impairments characteristic of various nervous system disorders, including diabetic neuropathy, brain cancer and AIDS Dementia Complex. The Company's strategy is to in-license and develop early-stage drug candidates that target major medical needs and that may be rapidly commercialized.

         NTI currently has two product candidates that have completed or are in Phase II human clinical testing. One of these, the orally-dosed compound Memantine, appears to restore the function of impaired neurons by modulating the NMDA receptor, integral to the membranes of such cells. In the second quarter of fiscal 1999, the Company initiated a 375-patient placebo-controlled Phase IIB human clinical trial to evaluate the ability of Memantine to relieve chronic pain due to painful diabetic neuropathy. The 8-week trial compared two dosage levels of Memantine, 20mg and 40mg, with placebo. Enrollment was closed at 421 patients in September 1999. In the 40mg group, 44% of the patients experienced a 50% pain reduction, compared to 29% in the placebo group. There was no significant difference between the 20mg dose and the placebo. The results of the study were presented at the annual meeting of the American Academy of Neurology in May 2000.

         The ability of Memantine to reduce symptoms of dementia and neuropathic pain in AIDS patients is currently being evaluated in a Phase II human clinical trial sponsored by the AIDS Clinical Trials

Group of the NIH. NTI is supplying Memantine for the trial and will have the right to use the resulting data to further the commercial development of Memantine for that indication.

         NTI is also developing a second product, XERECEPT(TM), a synthetic preparation of the natural human peptide (hCRF). NTI sponsored and completed a Phase II human clinical trial to evaluate the efficacy of XERECEPT to stabilize or improve neurological symptoms caused by peritumoral brain edema (PBE). The results of this trial were presented at the annual American Academy of Neurology in May 2000. In a randomized, double-blind, positive controlled, triple dummy, dose-ranging study in which two different doses of hCRF and a dexamethasone control group were compared, responders were found in the higher dose, 1mg hCRF group, compared to the dexamethasone control. No major safety concerns were identified in either of the hCRF groups. Since the number of patients enrolled was small (a total of 33 patients), no rigorous statistical analysis could be performed. However, rigorous statistical analysis of the data was not meaningful due to the small numbers enrolled. The clinical study should be regarded as confirmatory but not definitive with regard to neurologic improvements that may be attained with XERECEPT in symptomatic brain tumor patients. We are currently having a new batch of XERECEPT made to initiate a Phase II trial.

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

RESULTS OF OPERATIONS

         NTI's research and development expenses decreased to $1,896,000 in fiscal 2000 from $2,780,000 in fiscal 1999. The decrease in fiscal 2000 was primarily due to the completion of our Phase IIB human clinical trial to evaluate Memantine as a treatment for peripheral diabetic neuropathy.

         General and administrative expenses increased to $1,380,000 in fiscal 2000 from $1,058,000 in fiscal 1999. The increase in fiscal 2000 was primarily due to increased expenditure in activities relating to seeking financing and corporate partnerships and relisting our common stock on the Nasdaq SmallCap Market.

         In fiscal 2000 NTI had no revenue. In fiscal 1999 we had revenue of $99,544 from a Small Business Innovative Research grant awarded by the NIH.

         Interest income increased from $47,000 in fiscal 1999 to $161,000 in fiscal 2000, primarily due to changes in average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         Since 1987 when NTI was founded, we have applied a majority of our resources to our research and development programs. We are a development stage company and have not received any revenue from the sale of products. We have incurred losses since our inception and expect to incur substantial, increasing losses due to ongoing and planned research and development efforts.

         In January 1999, NTI received a loan of $200,000 from Merz. In August 1999, we entered into an agreement with Merz pursuant to which we could borrow up to $1.5 million to support our Phase IIB trial of Memantine for neuropathic pain. In November 1999, we repaid the outstanding principal and interest on both loans.

         We believe that our available cash and cash equivalents of $7,387,000 as of June 30, 2000 are adequate to fund our operations through at least the next twelve months. In the course of our development activities, we have incurred significant losses and expect additional losses in the year ending June 30, 2001. We expect to incur costs in fiscal 2001 primarily for Phase II clinical trials of XERECEPT and related administrative support. All future development costs of Memantine will be paid by Merz's marketing partners.

         We may seek to raise additional funds whenever market conditions permit. Our future capital requirements will depend on a number of factors, including:

         o the amount of front-end and milestone payments received from marketing agreements for Memantine;

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

         o     our ability to establish collaborative relationships; and

         o     the development of commercialization activities and arrangements.

RISKS ASSOCIATED WITH OUR BUSINESS

         You should consider carefully the following risk factors, along with the other information contained or incorporated by reference in this Annual Report on Form 10-KSB. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in any forward-looking statements we make in this Annual Report or our other reports and prospectuses filed with the Securities and Exchange Commission.

Because all our potential products are in clinical development, we may not develop a candidate product that will receive required regulatory approval or be successfully commercialized.

         We are still in the development stage and have no marketable products. As a result, we have no revenues from product sales, and most of our resources are dedicated to the development of selected candidate pharmaceutical products. The results of our preclinical studies and early stage clinical trials are not necessarily indicative of those that will be obtained upon further clinical testing in later stage clinical trials. It is possible that none of our candidate products will receive regulatory approval or be successfully commercialized.

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

         Further, our development activities may not result in any commercially viable products. We do not expect to be able to commercialize any products for a number of years, if at all.

We are dependent on Merz and its marketing partners, Forest and Lundbeck, for the successful commercialization of Memantine.

         The only revenues that we will receive in the future for Memantine are royalties on product sales by Merz or its marketing partners and our share of front-end and milestone payments received by Merz from its partners. Under certain circumstances, Merz can terminate its agreement with us upon six months notice. The termination of our agreement with Merz or any failure by Merz or its partners to successfully commercialize Memantine after its development would have a material adverse effect on our business, financial conditions and results of operations.

We have relied and will continue to rely on others for research, development, manufacture and commercialization of our potential products.

         We have entered into various contractual arrangements (many of which are non-exclusive) with consultants, academic collaborators, licensors, licensees and others, and we are dependent upon the level of commitment and subsequent success of these outside parties in performing their responsibilities. Certain of these agreements place significant responsibility for preclinical testing and human clinical trials and for preparing and submitting submissions for regulatory approval for potential products on the collaborator, licensor or contractor. If the collaborator, licensor or contractor fails to perform, our business, financial conditions and results may be adversely affected.

         We have also relied on scientific, mechanical, clinical, commercial and other data supplied and disclosed by others in entering into these agreements. We have relied on this data in support of applications for human clinical trials for our potential products. Although we have no reason to believe that this information contains errors or omissions of fact, it is possible that there are errors or omissions of fact that would change materially to our view of the future likelihood of FDA approval or commercial viability of these potential products.

         We have agreements and licenses with third parties that require us to pay royalties and make other payments to such parties. Our failure to make such payments could cause us to lose rights to technology or data under these agreements.

Clinical trials or marketing of any of our potential products may expose us to liability claims from the use of such products which our insurance may not cover.

         We currently have a limited amount of product liability insurance only to cover liabilities arising from clinical trials. Our product liability insurance may not be adequate to cover liabilities arising from our clinical trials.

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

Further reductions in our staff might delay the achievement of planned development objectives.

         Each person currently employed by us serves an essential function. We currently employ five persons full-time and five persons part-time. Any further reduction in force could impair our ability to manage ongoing clinical trials and may have a material adverse effect on our operations.

The market price of the shares of our common stock has been, and is likely to continue to be, highly volatile.

         The average daily trading volume of our common stock during fiscal 2000 has been low compared to that of other biopharmaceutical companies. Our common stock was delisted from The Nasdaq Stock Market in February 1998 because we failed to meet the financial conditions necessary to remain listed. In July 2000 we were approved for listing on The Nasdaq SmallCap Market. However, there can be no assurance that we will continue to qualify for listing on that market.

         Factors that may cause volatility in our stock price include:

         o the results of preclinical studies and clinical trials by the Company, Merz or its marketing partners or our competitors;

         o other evidence of the safety or efficacy of products of the Company, Merz or its marketing partners or our competitors;

         o announcements of technological innovations or new therapeutic products by the Company or our competitors;

         o developments in patent or other proprietary rights of the Company or our competitors, including litigation;

         o     fluctuations in our operating results;

         o     government regulation and health care legislation; and

         o     market conditions for life science companies' stocks in general.


ITEM 7. FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
Neurobiological Technologies, Inc.

     We have audited the accompanying balance sheets of Neurobiological Technologies, Inc. (a development stage company) as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 2000, and for the period from August 27, 1987 (inception) through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neurobiological Technologies, Inc. at June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2000, and for the period from August 27, 1987 (inception) through June 30, 2000, in conformity with accounting principles generally accepted in the United States.


                                              /s/ ERNST & YOUNG LLP

                                                  ERNST & YOUNG LLP

Palo Alto, California
August 18, 2000

                       Neurobiological Technologies, Inc.
                          (A development stage company)

                                 BALANCE SHEETS

                                                                            June 30,
                                                                  ----------------------------
                                                                       2000           1999
                                                                       ----           ----
ASSETS
Current assets:
     Cash and cash equivalents                                    $  7,387,076    $    201,202
     Short-term investments                                          1,225,592            --
     Prepaid expenses and other current assets                          42,297          43,833
                                                                  ------------    ------------
Total current assets                                                 8,654,965         245,035
Property and equipment, net                                             27,778           3,796
                                                                  ------------    ------------
                                                                  $  8,682,743    $    248,831
                                                                  ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                             $    243,541    $    447,124
     Accrued expenses                                                  525,852         487,715
     Note payable to shareholder                                          --           200,000
                                                                  ------------    ------------
Total current liabilities                                              769,393       1,134,839

Commitments:

Stockholders' equity (deficit):
     Convertible preferred stock, $.001 par value,
     5,000,000 shares authorized, 2,332,000 issued in
     series, 2,282,000 outstanding at June 30, 2000 and
     2,332,000 at June 30, 1999 (aggregate liquidation
     preference of $1,141,000 at June 30, 2000)                      1,141,000       1,166,000
     Common stock, $.001 par value, 25,000,000 shares
     authorized, 15,647,397 outstanding at June 30, 2000
     and 7,563,575 at June 30, 1999                                 42,170,818      29,985,352
     Deferred compensation                                            (246,376)           --
     Deficit accumulated during development stage                  (35,152,092)    (32,037,360)
                                                                  ------------    ------------
Total stockholders' equity (deficit)                                 7,913,350        (886,008)
                                                                  ------------    ------------
                                                                  $  8,682,743    $    248,831
                                                                  ============    ============

                             See accompanying notes.

                                       20

                       Neurobiological Technologies, Inc.
                          (A development stage company)

                            STATEMENTS OF OPERATIONS

                                                                       Period from
                                                                      August 27, 1987
                                            Year ended June 30,        (inception)
                                       ----------------------------   through June 30,
                                           2000            1999            2000
                                       ------------    ------------    ------------
REVENUES
License                                $       --      $       --      $  2,100,000
Grant                                          --            99,544         149,444
                                       ------------    ------------    ------------
         Total revenue                         --            99,544       2,249,444

EXPENSES
Research and development                  1,896,023       2,780,305      26,964,709
General and administrative                1,379,708       1,058,421      12,776,280
                                       ------------    ------------    ------------
         Total expenses                   3,275,731       3,838,726      39,740,989
                                       ------------    ------------    ------------
Operating loss                           (3,275,731)     (3,739,182)    (37,491,545)
Interest income                             160,999          46,949       2,339,453
                                       ------------    ------------    ------------
NET LOSS                               $ (3,114,732)   $ (3,692,233)   $(35,152,092)
                                       ============    ============    ============
BASIC AND DILUTED NET
LOSS PER SHARE                         $      (0.27)   $      (0.49)
                                       ============    ============
Shares used in basic and diluted net
loss per share calculation               11,460,599       7,554,522
                                       ============    ============

                             See accompanying notes.

                                       21

                                                 Neurobiological Technologies, Inc.
                                                    (A development stage company)

                                                 STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                 Common Stock              Deferred    Accumulated        Total
                                           Preferred         ----------------------          Stock    in Development   Stockholders'
                                            Stock            Shares          Amount      Compensation     Stage          Equity
                                       ---------------------------------------------------------------------------------------------

Period from August 27, 1987
   (inception) through June 30, 1997

   Issuance of common stock               $       --          740,863     $ 1,616,706      $     --     $        --     $ 1,616,706
   Issuance of common stock for services          --           77,428         108,250            --              --         108,250
   Issuance of common stock for
      license rights                              --           10,820          12,625            --              --          12,625
   Issuance of warrants to purchase
      179,786 shares of common stock              --               --           2,790            --              --           2,790
   Exercise of warrants                           --          142,500          70,252            --              --          70,252
   Exercise of options                            --           89,619         226,169            --              --         226,169

   Issuance of common stock under
       employee stock purchase plan               --           62,172         158,318            --              --         158,318
   Issuance of 5,691,000 shares of
      Series A preferred stock, net
      of issuance costs                    5,573,194               --              --            --              --       5,573,194
   Issuance of 2,657,881 shares of
      Series B preferred stock, net
      of issuance costs                    1,653,888               --              --            --              --       1,653,888
   Conversion of preferred stock in
      connection with the initial
      public offering                     (7,227,082)       1,046,912       7,227,082            --              --              --
   Issuance of common stock at $8.00
      per share in connection with
      initial public offering net of
      issuance costs                              --        1,840,000      12,817,000            --              --      12,817,000
   Issuance of common stock at $3.25
      per share in connection with
      public offering net of
      issuance costs                              --        2,530,000       7,143,279            --              --       7,143,279
   Net loss and comprehensive loss                --               --              --            --     (26,171,923)    (26,171,923)
                                       ---------------------------------------------------------------------------------------------
         Balances at June 30, 1997                --        6,540,314      29,382,471            --     (26,171,923)      3,210,548

   Issuance of warrants to purchase
      125,000 shares of common stock              --               --          40,500            --              --          40,500
   Issuance of common stock and
      warrants at $0.55 per unit                  --        1,010,410         555,725            --              --         555,725
   Issuance of common stock under
      employee stock purchase plan                --            2,975           2,202            --              --           2,202
   Net loss and comprehensive loss                --               --              --            --      (2,173,204)     (2,173,204)
                                       ---------------------------------------------------------------------------------------------
         Balances at June 30, 1998                --        7,553,699      29,980,898            --     (28,345,127)      1,635,771

   Issuance of common stock under
      employee stock purchase plan                --            9,876           4,454            --              --           4,454
   Issuance of 2,332,000 shares of
      Series A preferred stock and
      warrants at $2.50 per unit,
      net of issuance costs                1,166,000               --              --            --              --       1,166,000
   Net loss and comprehensive loss                --               --              --            --      (3,692,233)     (3,692,233)
                                       ---------------------------------------------------------------------------------------------
         Balances at June 30, 1999         1,166,000        7,563,575      29,985,352            --     (32,037,360)       (886,008)





   Issuance of common stock and
      warrants at $4.00 per unit,
      net of issuance costs                       --        5,434,700       4,051,898            --              --       4,051,898

   Issuance of common stock at
      $5.30 per unit, net of
      issuance costs                              --        1,200,000       5,727,400            --              --       5,727,400
   Exercise of warrants                           --          752,321         499,750            --              --         499,750
   Exercise of options                            --          604,957       1,517,885            --              --       1,517,885
   Issuance of options to non
      employees for services
      rendered                                    --               --          70,200            --              --          70,200
   Deferred stock compensation                    --               --         273,750      (273,750)             --              --
   Amortization of deferred stock
      compensation                                --               --              --        27,374              --          27,374
   Conversion of preferred stock             (25,000)          50,000          25,000            --              --              --
   Issuance of common stock under
      employee stock purchase plan                --           41,844          19,583            --              --          19,583
   Net loss and comprehensive loss                --               --              --            --      (3,114,732)     (3,114,732)
                                       ---------------------------------------------------------------------------------------------

         Balances at June 30, 2000        $1,141,000       15,647,397     $42,170,818     $(246,376)   $(35,152,092)    $ 7,913,350
                                       =============================================================================================

                                                       See accompanying notes.

                                                                 23

                                    NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                      (A development stage company)

                                         STATEMENTS OF CASH FLOWS

                                                                                           Period from
                                                                                         August 27, 1987
                                                              Year ended June 30,         (inception)
                                                             ---------------------          through
                                                             2000             1999       June 30, 2000
                                                         -----------------------------------------------
OPERATING ACTIVITIES
Net loss                                                 $ (3,114,732)   $ (3,692,233)     $(35,152,092)
Adjustments to reconcile net loss to
net cash used in operating activities:
   Depreciation and amortization                                6,018          41,792           644,224
   Amortization of deferred stock
      compensation                                             27,374            --              27,374
   Issuance of common stock, options and
      warrants for license rights and services                 70,200            --             209,975
   Changes in assets and liabilities:
      Prepaid expenses and other                                1,536          15,183           (42,297)
      Accounts payable and accrued expenses                  (165,446)        437,261           769,393
                                                         ----------------------------------------------
Net cash used in operating activities                      (3,175,050)     (3,197,997)      (33,543,423)

INVESTING ACTIVITIES
Purchase of investments                                    (1,225,592)           --         (35,065,270)
Maturity of investments                                          --              --          33,839,678
Purchases of property and equipment                           (30,000)          7,859          (388,940)
Additions to patents and licenses                                --              --            (283,062)
                                                         ----------------------------------------------
      Net cash provided by (used in)
         investing activities                              (1,255,592)          7,859        (1,897,594)

FINANCING ACTIVITIES
Payment of note payable                                      (200,000)           --            (200,000)
Proceeds of short-term borrowings                                --           200,000           435,000
Issuance of common stock, net                              11,816,516           4,454        34,435,011
Issuance of preferred stock, net                                 --         1,166,000         8,158,082
                                                         ----------------------------------------------
   Net cash provided by financing activities               11,616,516       1,370,454        42,828,093

Increase (decrease) in cash and
   cash equivalents                                         7,185,874      (1,819,684)        7,387,076

Cash and equivalents at beginning of period                   201,202       2,020,886              --
                                                         ----------------------------------------------

Cash and equivalents at end of period                    $  7,387,076    $    201,202      $  7,387,076
                                                         ==============================================

SUPPLEMENTAL DISCLOSURES:
Conversion of short-term-borrowings to
   Series A preferred stock                              $       --      $       --        $    235,000
                                                         ==============================================
Conversion of preferred stock to
   common stock                                          $     25,000    $       --        $  7,252,082
                                                         ==============================================
Deferred stock compensation related to
   options granted                                       $    273,750    $       --        $    273,750
                                                         ==============================================

                                                  See accompanying notes

                         NOTES TO FINANCIAL STATEMENTS

                       Neurobiological Technologies, Inc.
                          (a development stage company)

Note 1. Organization And Significant Accounting Policies

Organization

         Neurobiological Technologies, Inc. ("NTI(R)" or the "Company") is an emerging drug development company focused on the clinical evaluation and regulatory approval of neuroscience drugs. The Company's strategy is to in-license and develop early-stage drug candidates that target major medical needs and which can be rapidly commercialized. The Company's experienced management team oversees the human clinical trials necessary to establish preliminary evidence of efficacy and seeks partnerships with pharmaceutical and biotechnology companies to complete development and marketing of its product candidates.

Basis of Presentation

         The Company's principal activities to date involved research and development of drug delivery systems using proprietary technology, in-licensing of a product candidate, recruiting key personnel, establishing a manufacturing process and raising capital to finance its development operations. The Company is classified as a development stage company.

         In the course of its development activities, the Company has incurred significant losses and expects additional losses in the year ending June 30, 2001. The Company may seek to raise additional funds whenever market conditions permit. However, there can be no assurance that funding will be available from any of these sources, or, if available, that it will be available on acceptable terms. If the Company is not able to raise adquate funds, it may be required to delay, scale back, or terminate its clinical trials or to obtain funds through entering into arrangements with collaborative partners or others.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Grant Revenue

         The Company received a grant for research related activities from the National Institutes of Health. The Company recorded revenue as the grantor reimbursed expenditures.

Key Supplier

         The Company is dependent on one party for the manufacturing and supply of one of its drugs for the human clinical trials and for the successful commercialization of the related product. Any failure on the part of the Company's sole supplier in this regard could adversely affect its business and results of operations.

Cash and Investments

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

         The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All of the Company's investment securities are classified as available for sale and are stated at amounts which approximate fair market value. The Company did not have any material realized or unrealized gains or losses on its investments. Realized gains or losses, amortization of premiums, accretion of discounts and earned interest are included in investment income. The following is a summary of available for sale securities at June 30, 2000:

         Corporate Obligations                  $  931,000
         Commercial Paper                          295,000
                                                ----------
                                                $1,226,000
                                                ==========

Property and Equipment

         Property and equipment is stated at cost. Depreciation is calculated using the straight-line method based on estimated useful lives of 2 to 7 years. The balances at June 30, 2000 and 1999 consisted of the following:

                                                     2000               1999
                                                 -----------        -----------
         Machinery and equipment                    $176,756           $176,756
         Furniture and fixtures                      145,426            115,426
                                                 -----------        -----------
                                                     322,182            292,182
         Less accumulated depreciation              (294,404)          (288,386)
                                                 -----------        -----------
                                                    $ 27,778           $  3,796
                                                 ===========        ===========

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

Enterprise Segments

         The Company operates in a single operating segment and therefore no additional segment disclosures have been provided.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133"), as amended by SFAS 137 and SFAS 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not anticipated to have an impact on the Company's results of operations or financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The adoption of SAB 101 had no significant impact on the Company's revenue recognition policy or results of operations.

         In March  2000,  the FASB  issued  Interpretation  No. 44,  ("FIN 44").
"Accounting for Certain Transactions Involving Stock compensation--an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Adoption of FIN 44 does not have a material impact on the Company's financial statements.

Note 2. Operating Lease Commitments

         The Company's lease for its former premises expired April 2000. Effective May 1, 2000, the Company entered into a sublease of its new executive offices. The sublease will expire in July 2002. Rent expense for the years ending June 30, 2000 and 1999 was $52,000 and $47,000, respectively. Future minimum annual payments are approximately $91,000 for the periods ending June 30, 2001 and 2002 and $7,600 for the period ending June 30, 2003. The Company received sublease income on its former premises of $26,000 and $8,000 for the years ending June 30, 2000 and 1999, respectively.

Note 3. Stockholders' Equity

Preferred Stock

         At June 30, 2000, the Company has 2,282,000 shares of Series A convertible preferred stock outstanding. The holders of the Series A convertible preferred stock are entitled to receive annual noncumulative dividends of 8% per share per annum, when and if declared by the Board of Directors. These dividends are in preference to any declaration or payment of any dividend on the common stock of the Company. As of June 30, 2000, no dividends had been declared.

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

Warrants to Purchase Common Stock

         At June 30, 2000, warrants to purchase an aggregate of 3,360,259 shares of common stock were outstanding at a weighted average exercise price of $1.74 per share. In connection with a private equity financing completed in November 1999, the Company issued warrants to purchase common stock at a price per share of $1.75, of which warrants to purchase 2,036,280 shares remain outstanding at June 30, 2000. These warrants expire in November 2004. In connection with a private equity financing completed in April 1999, the Company issued warrants to purchase common stock at a price per share of $1.00, of which warrants to purchase 691,200 shares remain outstanding at June 30, 2000. These warrants expire in April 2004. In connection with a private financing completed in March 1998, the Company issued warrants to purchase common stock, of which warrants to purchase 125,000 and 140,000 shares at a price per share of $0.75 and $1.50, respectively, remain outstanding at June 30, 2000. These warrants expire in March 2001. In April 1998, in connection with the termination of a licensing agreement, the Company issued warrants to purchase common stock, of which warrants to purchase 100,000 and 25,000 shares at a price per share of $1.25 and $3.00, respectively, remain outstanding at June 30, 2000. These warrants expire in April 2001. The Company issued warrants to purchase common stock price per share of $3.90 to the underwriters of its 1996 public offering, of which warrants to purchase 220,000 shares remain outstanding at June 30, 2000. These warrants expire on February 15, 2001. The Company issued warrants to purchase common stock between June 1990 and July 1991 at a price per share of $5.60 for licensing rights and consulting services, of which warrants to purchase 22,779 shares remain outstanding at June 30, 2000. These warrants have expiration dates through June 30, 2001.

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

         The Board of Directors adopted the Company's first stock option plans in 1989. In November 1993, the Board combined the plans and adopted the 1993 Stock Plan, as amended and restated. The Company reserved 2,500,000 shares of common stock for issuance under the 1993 Stock Plan. In general, options are granted at fair market value on the date of the grant, have a term of 10 years and become exercisable over a period of up to 48 months.

         A  summary  of  the  Company's  stock  option  activity,   and  related
information for the two years ended June 30, 2000 follows (all repricing activity is reflected as cancellations and subsequent grants):

                                      Number of Shares         Weighted Average
                                     Subject to Options         Exercise Price
                                    --------------------      ------------------
Balance at June 30, 1998                     1,575,081                    2.42
   Options granted                             488,500                    0.65
   Options canceled                           (259,783)                   2.51
                                    ------------------
Balance at June 30, 1999                     1,803,798                    1.93
   Options granted                             553,500                    3.96
   Options canceled                            (36,349)                   2.66
   Options exercised                          (604,957)                   2.51
                                    ------------------
Balance at June 30, 2000                     1,715,992                    2.38

         At June 30, 2000, options to purchase 123,241 shares of common stock remained available for grant, and options to purchase 762,160 shares of common stock were exercisable. The weighted average exercise price of options exercisable at June 30, 2000 was $1.95. The weighted average fair value of options granted during 2000 and 1999 were $3.23 and $0.37, respectively.

         The  following  table  summarizes   information   concerning  currently
outstanding and exercisable options:

                             Options Outstanding                                         Options Exercisable
  -------------------------------------------------------------------------       --------------------------------
                                          Weighted Average
                                             Remaining
 Range of Exercise         Shares         Contractual Life   Weighted Average                       Weighted Average
       Prices            Outstanding          (years)         Exercise Price    Shares Exercisable   Exercise Price
  ----------------    ----------------    ----------------   ----------------   ------------------  ----------------
 $0.01 - 1.99                  972,080                8.21              $0.83             422,175              $0.97
  2.00 - 3.99                  411,444                6.13               2.94             298,817               2.78
  4.00 - 5.99                    7,768                3.79               4.21               6,468               4.16
  6.00 - 8.00                  324,700                9.84               6.20              34,700               6.30
                          ------------                                                -----------
                             1,715,992                                                    762,160
                          ============                                                ===========

         Pro forma information regarding net loss and net loss per share is required by SFAS 123, which requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method. The fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for 1999 and 2000: Expected volatility calculations based on historical data (.846), risk free interest rates based on U.S. government bonds with maturities equal to the expected option lives of 6.5 percent, expected option lives of five years, and no dividend yield.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                          Year ended June 30,
                                                        -----------------------
                                                          2000           1999
                                                        ---------      --------
Net loss - as reported                                   $(3,115)      $(3,692)
Net loss - pro forma                                      (3,363)       (3,940)
Basic and diluted net loss per share - as reported         (0.27)        (0.49)
Basic and diluted net loss per share - pro forma           (0.29)        (0.52)

         The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures in future years.

Stock Purchase Plan

         Effective February 1994, the Company established an employee stock purchase plan under which the employees may purchase common stock at 85% of the lower of the share price at the beginning or end of a designated period. In November 1996, the amount of shares reserved for issuance under the plan was increased by 50,000 to 100,000. In November 1999 the amount of shares were increased an additional 50,000 to 150,000. Under the plan, 33,133 shares remain available for issuance at June 30, 2000.

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

         Significant components of the Company's deferred tax assets (in thousands) are as follows:

                                                                  June 30,
                                                          ----------------------
                                                            2000         1999
                                                          --------     --------
Net operating loss carryforward                           $ 12,229     $ 11,500
Research and development carryforward                        2,275        1,130
Capitalized research and development                           233          290
                                                          --------     --------
Gross deferred tax assets                                   14,737       12,920
Valuation allowance                                        (14,737)     (12,920)
                                                          --------     --------
Net deferred tax assets                                   $   --       $   --
                                                          --------     --------

         The valuation allowance increased by $1,817,000 and $1,320,000 in fiscal years 2000 and 1999, respectively.

         At June 30, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $34,000,000, which expire in tax years 2001 through 2020. The Company has federal tax credit carryforwards of approximately $1,200,000 which expire in tax years 2006 through 2015.

         Because of the "change in ownership" provisions of the Tax Reform Act of 1986, a portion of the Company's net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company, their ages and positions as of September 12, 2000 are as follows:

Name                         Age          Position
----                         ---          --------
Paul E. Freiman              66           President and Chief Executive Officer
                                          and Director
Lisa U. Carr, M.D., Ph.D.    45           Vice President, Medical Affairs
Abraham E. Cohen             64           Chairman of the Board of Directors
Enoch Callaway, M.D.         76           Director
Theodore L. Eliot, Jr.       72           Director
Abraham D. Sofaer            62           Director
John B. Stuppin              67           Director

         Paul E. Freiman joined the Company as a director in April 1997 and was elected President and Chief Executive Officer in May 1997. He is the former chairman and chief executive officer of Syntex Corporation ("Syntex"), where he had a long and successful career and was instrumental in the sale of Syntex to Roche Holdings for $5.3 billion. He is credited with much of the marketing success of Syntex's lead product Naprosyn- and was responsible for moving the product to over-the-counter status, marketed by Proctor & Gamble as Aleve. Mr. Freiman currently serves as chairman of the boards of Digital GeneTechnologies, Inc., a private genomics company, and SciGen Pte. Ltd. Mr. Freiman currently serves on the boards of Penwest Pharmaceutical Co., Calypte Biomedical Corporation, Omware, Inc., PHYTOS Inc., and Otsuka America Pharmaceuticals, Inc. He has been chairman of the Pharmaceutical Manufacturers Association of America (PhARMA) and has also chaired a number of key PhARMA committees. Mr. Freiman is also an advisor to Burrill & Co., a San Francisco merchant bank. Mr. Freiman holds a B.S. degree from Fordham University and an honorary doctorate from the Arnold & Marie Schwartz College of Pharmacy.

         Lisa U. Carr, M.D., Ph.D. was appointed Vice President of Medical Affairs in September 1998. Prior to joining the Company in June 1998 as Director of Medical Affairs, Dr. Carr was Associate Medical Director at the Institute of Clinical Immunology and Infectious Diseases at Syntex Development Research in Palo Alto, California. Dr. Carr has more than 8 years of international industry experience in conducting clinical drug trials in immunosuppression, nephrology, neurology, gastroenterology and cardiovascular disorders. She was Lead Clinical Research Physician at Syntex, directing a pivotal clinical trial of mycophenolate mofetil (IND and NDA approved for solid organ transplantation). Dr. Carr holds a medical degree and a Ph.D. magna cum laude degree from the University of Munich in Germany.

         Abraham E. Cohen has been a director of the Company since March 1993 and has been Chairman of the Board of Directors since August 1993. From 1982 to 1992, Mr. Cohen served as Senior Vice President of Merck & Co. ("Merck") and from 1977 to 1988 as President of the Merck Sharp & Dohme International Division ("MSDI"). While at Merck, he played a key role in the development of Merck's international business, initially in Asia, then in Europe and, subsequently, as President of MSDI, which manufactures and markets human health products outside the United States. Since his retirement from Merck and MSDI in January 1992, Mr. Cohen has been active as an international business consultant. He was a director of Agouron Pharmaceuticals, Inc. until its merger with Warner-Lambert Company. He is currently a director of seven other public companies: Akzo Nobel N.V., Axonyx, Inc., Chugai Pharmaceutical Co., Pharmaceutical Product Development, Inc., Smith Barney Mutual Funds,

Teva Pharmaceutical Industries, Ltd. and Vasomedical, Inc. Additionally, he serves as a Trustee on The Population Council.

         Enoch Callaway, M.D. is a founder and former employee of the Company and has served as a director of the Company since September 1987. Dr. Callaway previously served as Chairman of the Board of Directors of the Company from September 1987 to November 1990, as Co-Chairman of the Board of the Company from November 1990 until August 1993, as Vice President of the Company from September 1988 until August 1993 and as Secretary of the Company from September 1988 until September 1991. Dr. Callaway has been Emeritus Professor of Psychiatry at the University of California, San Francisco since 1986, where he also served as Director of Research at the Langley Porter Psychiatric Institute from 1959 to 1986. Dr. Callaway was Staff Psychiatrist, SFVAMC, 1996-1997. He is a member of the IRB for SAM Technologies, Inc. and Abratek, Inc. Dr. Callaway is a Director of Phytos, Inc. He holds A.B. and M.D. degrees from Columbia University.

         Theodore L. Eliot, Jr. has served as a director of the Company since August 1992. Previously, he served as a director of the Company from September 1988 until April 1992, and as a Vice President of the Company from September 1988 until September 1991. Mr. Eliot retired from the United States Department of State in 1978, after a 30-year career in which he held senior posts in Washington and was Ambassador to Afghanistan. He was Dean of the Fletcher School of Law and Diplomacy from 1978 to 1985 and a Director of Raytheon Co. from 1983 to 1998. He is currently a director of Fiberstars, Inc. and of several non-profit organizations. Mr. Eliot holds B.A. and M.P.A. degrees from Harvard University.

         Abraham D. Sofaer has served as a director of the Company since April 1997. Mr. Sofaer is the first George P. Shultz Distinguished Scholar & Senior Fellow at the Hoover Institution, Stanford University, appointed in 1994. He has also been a Professor of Law (by courtesy) at Stanford Law School since 1997. From 1990 to 1994, Mr. Sofaer was a partner at the legal firm of Hughes, Hubbard and Reed in Washington, D.C., where he represented several major U.S. public companies.  From 1985 to 1990,  he served as the  Legal  Adviser  to the  United
States Department of State, where he was principal negotiator on several international disputes. From 1979 to 1985, he served as a federal judge in the Southern District of New York. Mr. Sofaer is registered as a qualified arbitrator with the American Arbitration Association and is a member of the National Panel of the Center for Public Resolution of Disputes (CPR), a leading organization in the area of resolution of disputes outside litigation. He has mediated major commercial cases. Additionally, he acts regularly as an arbitrator in merger-acquisition disputes, commercial cases involving valuation of technology, and securities class action suits. Mr. Sofaer is on the International Advisory Board of Chugai Biopharmaceuticals, Inc., a director of Koret Israel Economic Development Fund and a Trustee of the National Museum of Jazz. Mr. Sofaer holds a B.A. degree from Yeshiva College and a L.L.B. from New York University.

         John B. Stuppin is a founder and employee of the Company and has served as a director of the Company since September 1988. From September 1987 until October 1990, Mr. Stuppin served as President of the Company, from November 1990 to August 1993 as Co-Chairman of the Board of Directors, from October 1990 until September 1991 as Executive Vice President, and from April 1991 until July 1994 as Treasurer. He also served as acting Chief Financial Officer of the Company from the Company's inception through December 1993. Mr. Stuppin is an investment banker and a venture capitalist. He has over 25 years experience in the start up and management of companies active in emerging technologies and has been the president of a manufacturing company. He is chairman of the board of Fiberstars, Inc. Mr. Stuppin holds an A.B. degree from Columbia College.

Section 16(a) Beneficial Ownership Reporting Compliance

         The information required by Item 405 of Regulation S-B is hereby incorporated by reference to the Section entitled "Section 16(a) Beneficial Ownership Reporting Compliance of the Securities and Exchange Act of 1934" in the Proxy Statement.

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

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Financial Statements

         The following are included in Item 7 under Part II:

         Report of Ernst & Young, LLP Independent Auditors

         Balance Sheets at June 30, 2000 and 1999

         Statements of Operations for each of the two years in the period ended June 30, 2000 and for the period from August 27, 1987 (inception) through June 30, 2000

         Statements of Stockholders' Equity (Deficit) for each of the two years in the period ended June 30, 2000 and for the period from August 27, 1987 (inception) through June 30, 2000

         Statements of Cash Flows for each of the two years in the period ended June 30, 2000 and for the period for August 27, 1987 (inception) through June 30, 2000

         Notes to Financial Statements

(b) Reports on Form 8-K: On January 19, 2000, we filed a Current Report on Form 8-K announcing preliminary results of our Phase IIB Memantine trials.

(c)      Exhibits

         The following exhibits are incorporated by reference or filed as part of this report.

Exhibit
Number              Description
-------             ----------------
3.1                 Restated Certificate of Incorporation of Registrant. (1)

3.2                 Bylaws of Registrant. (1)

3.3 Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Registrant. (5)

4.1                 Form of Common Stock Certificate. (1)

4.2                 Form of Warrant issued to Van Kasper & Co. (1)

4.3 Form of Warrant issued to Van Kasper & Co. and Gerard Klauer Mattison & Co., LLC. (1)

4.4                 Form of Class A Warrant to Purchase Common Stock. (4)

4.5                 Form of Class B Warrant to Purchase Common Stock. (4)

4.6                 Form of Warrant to Purchase  25,000  Shares of Common Stock.
                    (4)

4.7                 Form of Warrant to Purchase  100,000 Shares of Common Stock.
                    (4)

4.8                 Form of Warrant to Purchase Common Stock. (5)

10.2                1993 Stock Plan of Neurobiological Technologies, Inc. (6)*

10.4 Form of Indemnity Agreement between the Company and its directors and officers. (1)*

10.5 Series B Preferred Stock Purchase and Exchange Agreement dated as of December 6, 1993. (1)

10.6                License   Agreement   between  the   Company  and   Research
                    Corporation Technologies, Inc. dated May 30, 1990. (1)+

10.7 License Agreement among the Company, Dynorphin Partnership, Nancy M. Lee and Horace C. Loh dated April 1, 1989, as amended. (1)+

10.8 License Agreement between the Company and Immuno-Dynorphin Partnership dated October 1, 1990. (1)+

10.9 License Agreement between the Company and des-Tyr Dynorphin Partnership dated December 20, 1992. (1)+

10.10 License Agreement between the Company and DUZ Partnership dated December 20, 1992. (1)+

10.11 License Agreement between the Company and The Salk Institute for Biological Studies dated March 31, 1989, as amended.
                    (1)+

10.12 License Agreement between the Company and the Regents of the University of California dated June 13, 1990, as amended.
                    (1)+

10.13 Option Agreement between the Company and the Regents of the University of California dated December 1, 1992. (1)+

10.16               Amended  and  Restated  Neurobiological  Technologies,  Inc.
                    Employee Stock Purchase Plan. (6)+

10.18               Cooperative  Agreement among Company,  Merz + Co. GmbH & Co.
                    and Children's Medical Center Corp., effective as of April 16, 1998. (4)+

10.19 Payment Agreement between the Company and Children's Medical Center Corp., effective as of April 16, 1998. (4)+

10.21 Retention Agreement between the Company and Dr. Lisa Carr dated February 1, 1999. (5)*

10.22 Sublease Agreement between the Company and Ladbroke Racing Corp. dated May 1, 2000.

23.1                Consent of Ernst & Young LLP, Independent Auditors.

24.1                Power of Attorney. (See signature page)

27                  Financial Data Schedule.

------------

(1) This exhibit is filed as an exhibit to Issuer's Registration Statement on Form SB-2 (Registration No. 33-74118-LA) and is incorporated herein by reference.

(2) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995 and is incorporated herein by reference.

(3) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1996 and is incorporated herein by reference.

(4) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1998 and is incorporated herein by reference.

(5) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999 and is incorporated herein by reference.

(6) This exhibit is filed as an exhibit to Registrant's Registration Statement on Form S-8 (Registration Number 333-92425) filed December 9, 1999 and is incorporated herein by reference.

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

Dated September 28, 2000                    Neurobiological Technologies, Inc.


                                            /s/ Paul E. Freiman
                                            ----------------------------------
                                            Paul E. Freiman
                                            President, Chief Executive Officer



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

               Signature                                 Title                                 Date
               ---------                                 -----                                 ----

          /s/ Paul E. Freiman             President, Chief Executive Officer            September 28, 2000
      ---------------------------         (Principal Executive Officer and Principal
            Paul E. Freiman               Financial Officer and Principal Accounting
                                          Officer) and Director

          /s/ Abraham E. Cohen            Chairman of the Board                         September 28, 2000
      ---------------------------
            Abraham E. Cohen

           /s/ Enoch Callaway             Director                                      September 28, 2000
      ---------------------------
             Enoch Callaway

                                          Director                                      September __, 2000
      ---------------------------
         Theodore L. Eliot, Jr.






                                          Director                                      September __, 2000
      ---------------------------
           Abraham D. Sofaer

          /s/ John B. Stuppin             Director                                      September 28, 2000
      ---------------------------
            John B. Stuppin

                                 EXHIBIT INDEX
Exhibit
Number              Description
-------             ----------------
3.1                 Restated Certificate of Incorporation of Registrant. (1)

3.2                 Bylaws of Registrant. (1)

3.3 Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Registrant. (5)

4.1                 Form of Common Stock Certificate. (1)

4.2                 Form of Warrant issued to Van Kasper & Co. (1)

4.3 Form of Warrant issued to Van Kasper & Co. and Gerard Klauer Mattison & Co., LLC. (1)

4.4                 Form of Class A Warrant to Purchase Common Stock. (4)

4.5                 Form of Class B Warrant to Purchase Common Stock. (4)

4.6                 Form of Warrant to Purchase  25,000  Shares of Common Stock.
                    (4)

4.7                 Form of Warrant to Purchase  100,000 Shares of Common Stock.
                    (4)

4.8                 Form of Warrant to Purchase Common Stock. (5)

10.2                1993 Stock Plan of Neurobiological Technologies, Inc. (6)*

10.4 Form of Indemnity Agreement between the Company and its directors and officers. (1)*

10.5 Series B Preferred Stock Purchase and Exchange Agreement dated as of December 6, 1993. (1)

10.6                License   Agreement   between  the   Company  and   Research
                    Corporation Technologies, Inc. dated May 30, 1990. (1)+

10.7 License Agreement among the Company, Dynorphin Partnership, Nancy M. Lee and Horace C. Loh dated April 1, 1989, as amended. (1)+

10.8 License Agreement between the Company and Immuno-Dynorphin Partnership dated October 1, 1990. (1)+

10.9 License Agreement between the Company and des-Tyr Dynorphin Partnership dated December 20, 1992. (1)+

10.10 License Agreement between the Company and DUZ Partnership dated December 20, 1992. (1)+

10.11 License Agreement between the Company and The Salk Institute for Biological Studies dated March 31, 1989, as amended.
                    (1)+

10.12 License Agreement between the Company and the Regents of the University of California dated June 13, 1990, as amended.
                    (1)+

10.13 Option Agreement between the Company and the Regents of the University of California dated December 1, 1992. (1)+

10.16               Amended  and  Restated  Neurobiological  Technologies,  Inc.
                    Employee Stock Purchase Plan. (6)+

10.18               Cooperative  Agreement among Company,  Merz + Co. GmbH & Co.
                    and Children's Medical Center Corp., effective as of April 16, 1998. (4)+

10.19 Payment Agreement between the Company and Children's Medical Center Corp., effective as of April 16, 1998. (4)+

10.21 Retention Agreement between the Company and Dr. Lisa Carr dated February 1, 1999. (5)*

10.22 Sublease Agreement between the Company and Ladbroke Racing Corp. dated May 1, 2000.

23.1                Consent of Ernst & Young LLP, Independent Auditors.

24.1                Power of Attorney. (See signature page)

27                  Financial Data Schedule.

------------

(1) This exhibit is filed as an exhibit to Issuer's Registration Statement on Form SB-2 (Registration No. 33-74118-LA) and is incorporated herein by reference.

(2) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995 and is incorporated herein by reference.

(3) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1996 and is incorporated herein by reference.

(4) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1998 and is incorporated herein by reference.

(5) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999 and is incorporated herein by reference.

(6) This exhibit is filed as an exhibit to Registrant's Registration Statement on Form S-8 (Registration Number 333-92425) filed December 9, 1999 and is incorporated herein by reference.

+ Confidential treatment has been granted with respect to certain portions of these agreements.

*        This  exhibit  is  a  management   contract  or  compensatory  plan  or
         arrangement.