Form 10QSB
period 2000-09-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2000-11-14
CIK 918112

FORM 10-QSB


                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

          Common Stock, $.001 Par Value -16,352,640- shares outstanding as of November 3, 2000

  Transitional Small Business Disclosure format    Yes [  ] No [X]

                                      INDEX

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

         Condensed Balance Sheets - - September 30, 2000 and June 30, 2000

         Condensed Statements of Operations - - Three months ended September 30, 2000 and 1999; Period from August 27, 1987 (inception) through September 30, 2000

         Condensed Statements of Cash Flows - - Three months ended September 30, 2000 and 1999; Period from August 27, 1987 (inception) through September 30, 2000

         Notes to Condensed Financial Statements - - September 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

                                                 NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                                    (A development stage company)
                                                      CONDENSED BALANCE SHEETS

                                                                                                  September 30,          June 30,
                                                                                                       2000                2000
                                                                                                   ------------        ------------
                                                                                                    (Unaudited)             (*)
ASSETS

Current assets:
   Cash and cash equivalents                                                                       $  3,786,266        $  7,387,076
   Short-term investments                                                                             3,718,190           1,225,592
   Prepaid expenses and other                                                                            49,260              42,297
                                                                                                   ------------        ------------
      Total current assets                                                                            7,553,716           8,654,965


Long-term investments                                                                                   711,565                --
Property and equipment, net                                                                              45,388              27,778
                                                                                                   ------------        ------------
                                                                                                   $  8,310,669        $  8,682,743
                                                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                           $    536,003        $    769,393
                                                                                                   ------------        ------------
      Total current liabilities                                                                         536,003             769,393

Stockholders' equity:
   Convertible  preferred stock,  $.001 par value,  5,000,000 shares authorized,
    2,332,000 issued in series, 2,182,000 and 2,282,000 outstanding at September
    30, 2000 and June 30, 2000, respectively                                                          1,091,000           1,141,000
   Common stock, $.001 par value,  25,000,000 shares authorized,  16,311,278 and
    15,647,397 outstanding at September 30, 2000 and
    June 30, 2000, respectively                                                                      42,686,817          42,170,818
   Deferred compensation                                                                               (232,688)           (246,376)
   Deficit accumulated during development stage                                                     (35,770,463)        (35,152,092)
                                                                                                   ------------        ------------

Total stockholders' equity                                                                            7,774,666           7,913,350
                                                                                                   ------------        ------------
                                                                                                   $  8,310,669        $  8,682,743
                                                                                                   ============        ============

See accompanying notes
*  Derived from audited financial statements

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   Period from
                                                                 August 27, 1987
                                                                    (inception)
                                 Three months ended September 30,    through
                                   ----------------------------    September 30,
                                       2000            1999            2000
                                   ------------    ------------    ------------
REVENUES
   License                         $       --      $       --      $  2,100,000
   Grant                                   --              --           149,444
                                   ------------    ------------    ------------
      Total revenues                       --              --         2,249,444


EXPENSES
   Research and development             235,597         535,938      27,200,306
   General and administrative           528,671         246,707      13,304,951
                                   ------------    ------------    ------------
      Total expenses                    764,268         782,645      40,505,257
                                   ------------    ------------    ------------

Operating loss                         (764,268)       (782,645)    (38,255,813)
Interest income                         145,897           1,521       2,485,350
                                   ------------    ------------    ------------


NET LOSS                           $   (618,371)   $   (781,124)   $(35,770,463)
                                   ============    ============    ============


BASIC & DILUTED NET
    LOSS PER SHARE                 $      (0.04)   $      (0.10)
                                   ============    ============


Shares used in basic & diluted
  net loss per share calculation     16,103,854       7,690,088
                                    ============    ============


See accompanying notes.


                                                 NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                                    (A development stage company)

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                                                                     Period from
                                                                                     Three months ended            August 27, 1987
                                                                                        September 30,            (inception) through
                                                                             ---------------------------------         September 30,
                                                                                 2000                 1999                2000
                                                                             ------------         ------------         ------------
OPERATING ACTIVITIES:
Net loss                                                                     $   (618,371)        $   (781,124)        $(35,770,463)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                                    4,959                  328              649,183
   Amortization of deferred stock compensation                                     13,688                 --                 41,062
   Issuance of common stock and warrants
     for license rights and services                                                 --                   --                209,975
   Changes in assets and liabilities:
     Prepaid expenses and other                                                    (6,963)              (5,558)             (49,260)
     Accounts payable and accrued expenses                                       (233,390)              15,242              536,003
                                                                             ------------         ------------         ------------

Net cash used in operating activities                                            (840,077)            (771,112)         (34,383,500)
                                                                             ------------         ------------         ------------

INVESTING ACTIVITIES:
Purchase of investments                                                        (3,204,163)                --            (38,269,433)
Maturity of investments                                                              --                   --             33,839,678
Purchases of property and equipment                                               (22,569)                --               (411,509)
Additions to patents and licenses                                                    --                   --               (283,062)
                                                                             ------------         ------------         ------------

   Net cash used in investing activities                                       (3,226,732)                --             (5,124,326)

FINANCING ACTIVITIES:
Payment of note payable                                                              --                   --               (200,000)
Proceeds from short-term borrowings                                                  --              1,000,000              435,000
Issuance of common stock, net                                                     465,999              116,740           34,901,010
Issuance of preferred stock, net                                                     --                   --              8,158,082
                                                                             ------------         ------------         ------------

   Net cash provided by financing activities                                      465,999            1,116,740           43,294,092

Increase (decrease) in cash and cash equivalents                               (3,600,810)             345,628            3,786,266

Cash and equivalents at beginning of period                                     7,387,076              201,202                 --
                                                                             ------------         ------------         ------------

Cash and equivalents at end of period                                        $  3,786,266         $    546,830         $  3,786,266
                                                                             ============         ============         ============

SUPPLEMENTAL DISCLOSUSRES:

Conversion of short-term borrowings to
   Series A preferred stock                                                  $       --           $       --           $    235,000
                                                                             ============         ============         ============

Conversion of preferred stock to common stock                                $     50,000         $       --           $  7,302,082
                                                                             ============         ============         ============

Deferred stock compensation related to options
   granted                                                                   $       --           $       --           $    273,750
                                                                             ============         ============         ============

See accompanying notes

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2000

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the financial statements and footnotes included in our Form 10-KSB for the fiscal year ended June 30, 2000.

BASIC AND DILUTED NET LOSS PER SHARE

         Net loss per share is presented under the requirements of Financial Accounting Standards Board ("FAS") No. 128, "Earnings per Share." Basic loss per share is computed based on the average shares of common stock outstanding and excludes any options, warrants, and convertible securities. Potentially dilutive securities, such as options, warrants, and convertible preferred stock, have also been excluded from the computation of diluted net loss per share as their effect is antidilutive.

COMPREHENSIVE INCOME (LOSS)

         The  Company  has  no  items  of  other   comprehensive   income,  and,
accordingly, its net loss is equal to its comprehensive income.

NOTE 2-NASDAQ APPROVAL

         In July 2000, NTI announced that the company was approved for listing on The Nasdaq SmallCap Market under the ticker symbol NTII. From February 1998 to July 2000, the Company's common stock was traded on the Nasdaq Stock Market's Over-the-Counter (OTC) Bulletin Board(R).

NOTE 3-SUBSEQUENT EVENTS

         In October 2000, the Company received $2.5 million from Merz + Co. under its 1998 strategic research and marketing cooperation agreement with Merz. The payment will be recognized over the term of the agreement.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-QSB that are not historical are forward-looking statements and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth under "Other Factors That May Affect Our Operations." These forward looking statements represent NTI's judgment as of the date hereof. We disclaim any intent or obligation to update these forward looking statements.

OVERVIEW

         Neurobiological Technologies, Inc. or NTI(R) ("NTI," "we," "us," "our" or the "Company") is an emerging drug development company focused on the clinical development and regulatory approval of neuroscience drugs. We develop neuroprotective and neuromodulatory agents to treat progressive neurological impairments characteristic of various nervous system disorders, including diabetic neuropathy, brain cancer and AIDS Dementia Complex. Our strategy is to in-license and develop early stage drug candidates that target major medical needs and that can be rapidly commercialized.

         NTI currently has two product candidates that have completed or are in Phase II human clinical testing. One of these, the orally-dosed compound Memantine, appears to restore the function of impaired neurons by modulation of the N-methyl-D-aspartate (NMDA) receptor, integral to the membranes of such cells. Such restoration of function inhibits injured or damaged neurons from firing abnormally, a pathological process associated with many neurological conditions, including dementia, Alzheimer's disease, neuropathic pain
(persistent pain resulting from abnormal signals to the brain) and AIDS dementia.

         In April 1998, we entered into a strategic research and marketing cooperation agreement with Merz + Co. (Merz) and a new revenue sharing partnership with Children's Medical Center Corporation to further the clinical development and commercialization of Memantine. Pursuant to this agreement, Children's Medical Center Corporation terminated its existing license to NTI for AIDS-related dementia and neuropathic pain and granted exclusive rights to Merz. NTI and Merz share scientific, clinical and regulatory information about Memantine, particularly safety data, to facilitate regulatory review and marketing approval by the FDA and foreign regulatory authorities. Pursuant to the agreement with Merz, NTI will share in future revenues from sales of Memantine for all indications. In that regard, in October 2000 we received and expect to continue receiving a share of the payments Merz will receive under its agreements with Forest Laboratories, Inc. and H. Lundbeck A/S described below.

         In June 2000, Merz entered into an agreement with Forest Laboratories, Inc. for the development and marketing of Memantine in the United States for the treatment of Alzheimer's disease, neuropathic pain and AIDS-related dementia.

         In August 2000, Merz entered into a strategic license and cooperation agreement with H. Lundbeck A/S, of Copenhagen, Denmark for the further development and marketing of Memantine for the treatment of Alzheimer's disease, neuropathic pain and AIDS-related dementia. Lundbeck will acquire exclusive rights to certain European markets and in Canada, Australia and South Africa and semi-exclusive rights to co-market with Merz in other markets worldwide, not including the United States, which is being developed by Forest Laboratories, and Japan, which is being developed by Merz's collaborative partner Suntory Ltd.

         NTI is also developing a second product, XERECEPT(TM), a synthetic preparation of the natural human peptide, Corticotropin-Releasing Factor, as a treatment for brain swelling due to brain tumors (peritumoral brain edema).

         In August 2000, we announced that we had signed an option with the University of California, Berkeley for Berkeley's patents on corticotropin-releasing hormone (CRH) analogues. The option agreement includes a work plan that will encompass in vivo models of the hormones to screen CRH-analogues in terms of arriving at the optimum CRH-analogue for clinical purposes.

         Since 1987 when NTI was founded, we have applied a majority of our resources to our research and development programs. NTI is a development stage company, has not received any revenue from the sale of products; however, we anticipate receiving revenue from the sale of products in the future. We have incurred losses since our inception and expect to incur continuing losses due to ongoing and planned research and development efforts. However, we have received and expect to receive income in the form of upfront payments under our agreement with Merz. In addition, if certain milestones are met, we expect to receive royalties from sales of Memantine.

RECENT EVENT

         On November 1, 2000, we announced that we had received a $2.5 million upfront payment from Merz under our 1998 strategic research and marketing cooperation agreement with Merz. The payment was triggered by monies received by Merz pursuant to Merz's agreements with Forest Laboratories and Lundbeck.


RESULTS OF OPERATIONS

         Our  research  and  development  expenses  decreased  to  approximately
$236,000  in the three  months  ended  September  30,  2000  from  approximately
$536,000 in the three months ended September 30, 1999. The decrease was primarily due to the completion of the Phase IIB human clinical trials to evaluate Memantine as a treatment for peripheral diabetic neuropathy. General and administrative expenses increased to approximately $529,000 in the three months ended September 30, 2000 from $247,000 in the same period of the prior year. The increase was primarily due to increased expenditures in activities relating to investor relations and corporate partnerships. Interest income increased to approximately $146,000 in the three months ended September 30, 2000 from $2,000 in the same period of the prior year due to higher average cash balances.

         We expect to incur ongoing costs primarily for Phase II and Phase III clinical trials for our development of XERECEPT and CRH-analogues and related administrative support. We expect that our expenditures will continue to increase as XERECEPT moves through Phase II and Phase III clinical trials. All future development costs of Memantine will be paid by Merz's marketing partners.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through September 30, 2000, we have raised a total of $43.1 million in net proceeds from the sale of common and preferred stock.

         We had available cash and cash equivalents and short-term investments of $7.5 million as of September 30, 2000. We believe that amount plus the $2.5 million payment we received from Merz in October 2000 will be adequate to fund our operations through at least the next twelve months. In the course of our development activities we have incurred significant losses and expect additional losses in the year ending June 30, 200l. We expect to incur costs in fiscal 200l primarily for Phase II clinical trials of XERECEPT and related administrative support. All future development cost of Memantine will be paid by Merz's marketing partners.

         Our future capital requirements will depend on a number of factors, including:

     o the amount of front-end milestone payments received from marketing agreements for Memantine;

     o the amount of royalties received from Merz for future sales of Memantine;

     o   the progress of our clinical development programs;

     o   the time and cost involved in obtaining regulatory approvals;

     o the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

     o   competing technological and market developments;

     o   our ability to establish collaborative relationships; and

     o   the development of commercialization activities and arrangements.

         We may seek to raise additional funds whenever market conditions permit. If we are not able to raise adequate funds, we may be required to delay, scale back, or terminate our clinical trials, or to obtain funds through entering into arrangements with collaborative partners or others. Such arrangements may require us to give up additional rights to our technology, product candidates or products.

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

         The only revenues that we will receive in the future for Memantine are royalties on product sales by Merz or its marketing partners and our share of front-end and milestone payments received by Merz from its partners. Under certain circumstances, Merz can terminate its agreement with us upon six months notice. The termination of our agreement with Merz or any failure by Merz or its partners to successfully commercialize Memantine after its development would have a material adverse effect on our business, financial condition and results of operations.

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

         We have agreements and licenses with third parties that require us to pay royalties and make other payments to such parties. Our failure to make such payments could cause us to lose rights to technology or data under these agreements. Clinical trials or marketing of any of our potential products may expose us to liability claims from the use of such products, which our insurance may not cover.

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

         A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with NTI's or any of our licensors' technologies or patent applications. Such conflict could limit the scope of the patents, if any, that we may be able to obtain or to which we have a license or result in the denial of our patent applications or the patent applications for which we have licenses. In addition, if patents that cover our activities have been or are issued to other companies, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost or be able to develop alternative technology.

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

     o the delay of market introduction and subsequent sales of such products if we should encounter difficulties in establishing relationships with manufacturers to produce, package and distribute our products; and

     o adverse effects on the FDA pre-market approval of the products if our collaborators and contract manufacturers if they do not adhere to cGMP regulations.

         Therefore, our dependence on third parties for the manufacture of products may adversely affect our results of operations and our ability to develop and deliver products on a timely and competitive basis.

Clinical trials or marketing of any of our potential products may expose us to liability claims from the use of such products which our insurance may not cover.

         We have a limited amount of product liability insurance to cover liabilities arising from clinical trials. Our current product liability insurance does not cover commercial sales of products. We cannot be sure that we will be able to obtain product liability insurance covering commercial sales or, if such insurance is obtained, that sufficient coverage can be acquired at a reasonable cost. An inability to obtain insurance at acceptable cost or otherwise protect against potential product liability claims could prevent or inhibit commercialization of any products we develop.

Further reductions in our staff might significantly delay the achievement of planned development objectives. Each person currently employed by NTI serves an essential function. Any reductions in force could impair our ability to manage ongoing human clinical trials and have a material adverse effect on our operations.

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are incorporated by reference or filed as part of this report.

Exhibit
Number            Description
----------        ----------------

3.1               Restated Certificate of Incorporation of the Company. (1)

3.2               Bylaws of the Company. (1)

3.3 Certificate of Designations, Preferences and Rights of Series A Preferred Stock of the Company. (2)

10.23 Option to Negotiate an Exclusive License between the Company and the Regents of the University of California, dated July 15, 2000+

27                Financial Data Schedule

------------

(1) This exhibit is filed as an exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 33-74118-LA) and is incorporated herein by reference.

(2) This exhibit is filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 and is incorporated herein by reference.

+ Confidential treatment has been requested with respect to certain portions of this agreement. Reports: The Company did not file a report on Form 8-K during the three months ended September 30, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: November 14, 2000          /s/ Paul E. Freiman
                                  ----------------------------
                                  Paul E. Freiman
                                  President, Chief Executive Officer
                                  (Principal Executive and Accounting Officer)
                                  and Director

                                  EXHIBIT INDEX

Exhibit
Number            Description
----------        ----------------

3.1               Restated Certificate of Incorporation of the Company. (1)

3.2               Bylaws of the Company. (1)

3.3 Certificate of Designations, Preferences and Rights of Series A Preferred Stock of the Company. (2)

10.23 Option to Negotiate an Exclusive License between the Company and the Regents of the University of California, dated July 15, 2000+

27                Financial Data Schedule

------------

(1) This exhibit is filed as an exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 33-74118-LA) and is incorporated herein by reference.

(2) This exhibit is filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 and is incorporated herein by reference.

+ Confidential treatment has been requested with respect to certain portions of this agreement.