Form 10QSB
period 2000-12-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2001-02-14
CIK 918112

FORM 10-QSB

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

  Common Stock, $.001 Par Value -16,390,341 - shares outstanding as of January 26, 2001

  Transitional Small Business Disclosure format    Yes [  ] No [X]

                                      INDEX

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

         Condensed Balance Sheets - - December 31, 2000 and June 30, 2000

         Condensed Statements of Operations - - Three and six months ended December 31, 2000 and 1999; Period from August 27, 1987 (inception) through December 31, 2000

         Condensed Statements of Cash Flows - - Six months ended December 31, 2000 and 1999; Period from August 27, 1987 (inception) through December 31, 2000

         Notes to Condensed Financial Statements - - December 31, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)


                                                 NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                                    (A development stage company)

                                                      CONDENSED BALANCE SHEETS

                                                                                                 December 31,               June 30,
                                                                                                         2000                   2000
                                                                                                   ------------        ------------
                                                                                                    (Unaudited)             (*)
ASSETS
Current assets:
   Cash and cash equivalents                                                                       $  3,985,378        $  7,387,076
   Short-term investments                                                                             5,651,493           1,225,592
   Prepaid expenses and other                                                                            52,654              42,297
                                                                                                   ------------        ------------
      Total current assets                                                                            9,689,525           8,654,965
   Long-term investments                                                                                709,517                  --
   Property and equipment, net                                                                           39,547              27,778
                                                                                                   ------------        ------------
                                                                                                   $ 10,438,589        $  8,682,743
                                                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued expenses                                                           $    753,240        $    769,393
                                                                                                   ------------        ------------
      Total current liabilities                                                                         753,240             769,393

Stockholders' equity:
   Convertible  preferred stock,  $.001 par value,  5,000,000 shares authorized,
    2,332,000 issued in series,  2,182,000 and 2,282,000 outstanding at December
    31, 2000 and June 30, 2000, respectively                                                          1,091,000           1,141,000

   Common stock, $.001 par value,  35,000,000 shares authorized,  16,390,341 and
    15,647,397 outstanding at December 31, 2000 and
    June 30, 2000, respectively                                                                      42,795,557          42,170,818

   Deferred compensation                                                                               (219,001)           (246,376)

   Deficit accumulated during development stage                                                     (33,982,207)        (35,152,092)
                                                                                                   ------------        ------------

Total stockholders' equity                                                                            9,685,349           7,913,350
                                                                                                   ------------        ------------
                                                                                                   $ 10,438,589        $  8,682,743
                                                                                                   ============        ============

See accompanying notes
*  Derived from audited financial statements



                                                 NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                                    (A development stage company)

                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                             (Unaudited)



                                                                                                                    Period from
                                        Three months ended December 31,    Six months ended December 31,        August 27, 1987
                                        ------------------------------- ---------------------------------     (inception) through
                                                  2000            1999              2000            1999      December 31, 2000
                                        --------------- --------------- ----------------- --------------- ----------------------
REVENUES

   License income                          $2,531,250        $     --        $2,531,250        $     --            $  4,631,250
   Grant                                           --              --                --              --                 149,444
                                        --------------- --------------- ----------------- --------------- ----------------------
      Total revenue                         2,531,250              --         2,531,250              --               4,780,694

EXPENSES

   Research and development                   318,080         625,469           553,677       1,161,407              27,518,386
   General and administrative                 590,617         245,027         1,119,288         491,734              13,895,568
                                        --------------- --------------- ----------------- --------------- ----------------------

      Total expenses                          908,697         870,496         1,672,965       1,653,141              41,413,954
                                        =============== =============== ================= =============== ======================

Operating income (loss)                     1,622,553        (870,496)          858,285      (1,653,141)            (36,633,260)

Interest income                               165,703          21,695           311,600          23,216               2,651,053
                                        =============== =============== ================= =============== ======================


NET INCOME (LOSS)                         $ 1,788,256       $(848,801)      $ 1,169,885    $ (1,629,925)           $(33,982,207)
                                        =============== =============== ================= =============== ======================


BASIC NET INCOME (LOSS) PER SHARE            $   0.11       $   (0.07)         $   0.07       $   (0.17)
                                        =============== =============== ================= ===============

Shares used in basic net income
  (loss) per share calculation             16,103,854      11,518,777        16,221,662        9,604,432
                                        =============== =============== ================= ===============

DILUTED NET INCOME (LOSS)
  PER SHARE                              $       0.08     $     (0.07)    $        0.05     $      (0.17)
                                        =============== =============== ================= ===============

Shares used in diluted net
   income (loss) per share calculation     21,649,320      11,518,777        22,093,828       9,604,432
                                        =============== =============== ================= ===============


See accompanying notes.



                                                 NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                                     (A development stage company)
                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                                   Six months ended                      Period from
                                                                                     December 31,                    August 27, 1987
                                                                           ----------------------------------    (inception) through
                                                                                  2000                   1999      December 31, 2000
                                                                           ------------          ------------          ------------
OPERATING ACTIVITIES:

Net income (loss)                                                          $  1,169,885          $ (1,629,925)         $(33,982,207)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
   Depreciation and amortization                                                 10,800                   657               655,024
   Amortization of deferred stock compensation                                   27,375                  --                  54,749
   Issuance of common stock and warrants
     for license rights and services                                               --                    --                 209,975
   Changes in assets and liabilities:
     Prepaid expenses and other                                                 (10,357)               12,434               (52,654)
     Accounts payable and accrued expenses                                      (16,153)             (138,014)              753,240
                                                                           ------------          ------------          ------------

Net cash provided by (used in) operating activities                           1,181,550            (1,754,848)          (32,361,873)

                                                                           ------------          ------------          ------------

INVESTING ACTIVITIES:

Purchase of investments                                                      (5,157,987)                 --             (40,200,688)
Maturity of investments                                                            --                    --              33,839,678
Purchases of property and equipment, net                                        (22,569)                 --                (411,509)
Additions to patents and licenses                                                  --                    --                (283,062)
                                                                           ------------          ------------          ------------

   Net cash used in investing activities                                     (5,157,987)                 --              (7,055,581)

FINANCING ACTIVITIES:

Payment of note payable                                                            --                (200,000)             (200,000)
Proceeds of short-term borrowings                                                  --                    --                 435,000
Issuance of common stock, net                                                   574,739             4,060,626            35,009,750
Issuance of preferred stock, net                                                   --                    --               8,158,082
                                                                           ------------          ------------          ------------

   Net cash provided by financing activities                                    574,739             3,860,626            43,402,832

Increase (decrease) in cash and cash equivalents                             (3,401,698)            2,105,778             3,985,378

Cash and equivalents at beginning of period                                   7,387,076               201,202                    --
                                                                           ------------          ------------          ------------

Cash and equivalents at end of period                                      $  3,985,378          $  2,306,980          $  3,985,378
                                                                           ============          ============          ============

SUPPLEMENTAL DISCLOSURES:
Conversion of short-term borrowings to
   Series A preferred stock                                                $       --            $       --            $    235,000
                                                                           ============          ============          ============

Conversion of preferred stock to common stock                              $     50,000          $       --            $  7,302,082
                                                                           ============          ============          ============
Deferred stock compensation related to options
   granted                                                                 $       --            $       --            $    273,750
                                                                           ============          ============          ============

See accompanying notes.

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 2000

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the financial statements and footnotes included in our Form 10-KSB for the fiscal year ended June 30, 2000. The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

         For the three and six month periods ending December 31, 2000 and 1999, basic earnings per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares consisting of employee stock options, warrants and the assumed conversion of convertible preferred stock. The following table sets forth the computation of basic and diluted earnings per share.


                                                                     Three Months Ended                    Six Months Ended
                                                                         December 31,                         December 31,
                                                                ------------------------------       -------------------------------
                                                                        2000              1999               2000              1999
                                                                ------------      ------------       ------------      ------------
Numerator  for basic and diluted  earnings  per
share - net income                                              $  1,788,256      $   (848,801)      $  1,169,885      $ (1,629,925)
                                                                ============      ============       ============      ============
Denominator  for  basic  earnings  per  share -
weighted average shares                                           16,103,854        11,518,777         16,221,662         9,604,432

Effect of dilutive securities:
Employee stock options                                               938,730              --            1,000,000              --
Warrants                                                           2,424,735              --            2,679,297              --
Assumed conversion of convertible preferred stock                  2,182,000              --            2,192,870              --
                                                                ------------      ------------       ------------      ------------
Denominator  for diluted  earnings  per share -
adjusted for weighted average shares from
options, warrants & assumed conversion of preferred stock         21,649,320        11,518,777         22,093,828         9,604,432
                                                                ============      ============       ============      ============
Basic earnings per share                                        $       0.11      $      (0.07)      $       0.07      $      (0.17)
Diluted earnings per share                                      $       0.08      $      (0.07)      $       0.05      $      (0.17)


COMPREHENSIVE INCOME (LOSS)

         The  Company  has  no  items  of  other   comprehensive   income,  and,
accordingly, its net income (loss) is equal to its comprehensive income (loss).


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

         NTI currently has two product candidates that have completed or are in Phase II human clinical testing. One of these, the orally-dosed compound Memantine, appears to restore the function of impaired neurons by modulation of the N-methyl-D-aspartate (NMDA) receptor, integral to the membranes of such cells. Such restoration of function inhibits injured or damaged neurons from firing abnormally, a pathological process associated with many neurological conditions, including dementia, Alzheimer's disease, neuropathic pain
(persistent pain resulting from abnormal signals to the brain) and AIDS dementia. The AIDS Dementia trial has been completed and is undergoing statistical review at the NIH.

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

         In June 2000, Merz entered into an agreement with Forest Laboratories, Inc. for the development and marketing of Memantine in the United States for the treatment of Alzheimer's disease, neuropathic pain and AIDS-related dementia. In August 2000, Merz entered into a strategic license and cooperation agreement with H. Lundbeck A/S, of Copenhagen, Denmark for the further development and marketing of Memantine for the treatment of Alzheimer's disease, neuropathic pain and AIDS-related dementia. Lundbeck has acquired exclusive rights to certain European markets and in Canada, Australia and South Africa and semi-exclusive rights to co-market with Merz in other markets worldwide, excluding the United States, which is being developed by Forest Laboratories, and Japan, which is being developed by Merz's collaborative partner Suntory Ltd.

In October 2000, we received a $2.5 million payment from Merz under our 1998 strategic research and marketing cooperation agreement, which represents a portion of the payments received by Merz pursuant to Merz's agreements with Forest Laboratories and Lundbeck.

         NTI is also developing a second product, XERECEPT(TM), a synthetic preparation of the natural human peptide, Corticotropin-Releasing Factor (hCRF), as a treatment for brain swelling due to brain tumors (peritumoral brain edema).

         We have an option with the University of California, Berkeley for Berkeley's patents on corticotropin-releasing hormone (CRH) analogues. Pursuant to our agreement with Berkeley, research will be undertaken using in vivo models of the hormones to screen CRH-analogues to develop the optimum CRH-analogue for clinical purposes.

         Since 1987 when NTI was founded, we have applied a majority of our resources to our research and development programs. NTI is a development stage company and has not received any revenue from the sale of products; however, we anticipate receiving revenue from the sale of products in the future. We have incurred losses since our inception and will likely incur continuing losses due to ongoing and planned research and development efforts. However, we have received and expect to receive income in the form of payments under our agreement with Merz. In addition, if certain milestones are met by Merz, we expect to receive royalties from sales of Memantine.

         In December 2000, our Board of Directors engaged New York-based Nexus Health Capital, LLC as our financial advisor to assist in evaluating various strategic alternatives available to us.

RESULTS OF OPERATIONS

         Our research and development expenses decreased to approximately $318,000 in the three months ended December 31, 2000 from approximately $625,000 in the three months ended December 31, 1999. The decrease was primarily due to the completion of our Phase IIB human clinical trials to evaluate Memantine as a treatment for peripheral diabetic neuropathy. General and administrative expenses increased to approximately $591,000 in the three months ended December 31, 2000 from $245,000 in the same period of the prior year. The increase was primarily due to increased expenditures in activities relating to investor relations and corporate partnerships. Interest income increased to approximately $166,000 in the three months ended December 31, 2000 from $22,000 in the same period of the prior year due to higher average cash balances.

         We expect to incur ongoing costs primarily for Phase II and Phase III clinical trials for our development of XERECEPT and CRH-analogues and related administrative support. We expect that our expenditures will continue to increase as XERECEPT moves through Phase II and Phase III clinical trials. All future development costs of Memantine will be paid by Merz and Merz's marketing partners.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through December 31, 2000, we have raised a total of $43.2 million in net proceeds from the sale of common and preferred stock.

         We had available cash and cash equivalents and short-term investments of $9.6 million as of December 31, 2000. We believe that amount will be adequate to fund our operations through at least the next twelve months. In the course of our development activities we have incurred significant losses. Given our anticipated revenues from our agreement with Merz, we expect to realize a profit in the fiscal year ending June 30, 200l. However, there can be no assurance that we will receive the anticipated payments from Merz or that we will be profitable in fiscal 2001. Our expenses and costs in fiscal 200l will be incurred primarily for Phase II clinical trials of XERECEPT and related administrative support. All future development cost of Memantine will be paid by Merz and Merz's marketing partners.

         Our future capital requirements will depend on a number of factors, including:

     o   the  amount  of  payments   received  from  marketing   agreements  for
         Memantine;

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

         The only revenues that we will receive in the future for Memantine are royalties on product sales by Merz or its marketing partners and our proportionate share of milestone and other payments received by Merz from its partners. Under certain circumstances, Merz can terminate its agreement with us upon six months notice. The termination of our agreement with Merz or any failure by Merz or its partners to successfully commercialize Memantine after its development would have a material adverse effect on our business, financial condition and results of operations.

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

         The patent position of biotechnology firms such as ours generally is highly uncertain because:

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

         As a result of these factors, there can be no assurance that patent applications relating to our potential products or processes will result in patents being issued, or that patents, if issued, will provide protection against competitors who successfully challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business, or be able to circumvent our patent position.

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

         Memantine currently is being supplied to NTI by our corporate collaborator, Merz. We have also contracted with external vendors to manufacture hCRF for our other clinical trials. The manufacturers of clinical products have represented to us that they are qualified to produce drugs under FDA regulations and that they follow current Good Manufacturing Practice (cGMP).

         We face certain risks by outsourcing manufacturing, including:

     o the delay of our preclinical and human clinical testing if our contractors are unable to supply sufficient quantities of product candidates manufactured in accordance with cGMP on acceptable terms;

     o the delay of market introduction and subsequent sales of such products if we should encounter difficulties in establishing relationships with manufacturers to produce, package and distribute our products; and

     o   adverse  effects on the FDA pre-market  approval of the products if our
         collaborators  and  contract   manufacturers  do  not  adhere  to  cGMP
         regulations.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 21, 2000, the Company held its Annual Meeting of Stockholders. The following matters were voted on at the Annual Meeting of Stockholders.

(1)  The following six directors were elected:

                                                   Votes For            Withheld
                                                   ---------            --------
Paul E. Freiman                                    12,590,497             27,171
Abraham E. Cohen                                   12,590,397             27,271
Enoch Callaway, M.D                                12,591,898             25,770
Theodore L. Eliot, Jr                              12,590,648             27,020
Abraham D. Sofaer                                  12,589,147             28,521
John B. Stuppin                                    12,592,648             25,020

(2)  An amendment to the Amended and Restated  Employee  Stock  Purchase Plan of
     Neurobiological Technologies, Inc. to increase the number of shares authorized for issuance by 150,000 to a total of 300,000 shares was approved: For 12,463,638; Against 137,058; Abstain 16,972.

(3)  An   amendment   to  the   restated   certificate   of   incorporation   of
     Neurobiological Technologies, Inc. to increase the number of shares authorized for common stock issuance by 10,000,000 to a total of 35,000,000 shares was approved: For 12,463,638; Against 75,791; Abstain 22,810.

(4) The selection of Ernst & Young LLP as the independent auditors of the Company for the current year was ratified: For 12,474,857; Against 25,901; Abstain 116,910.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:  None.

Reports: The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: February 14, 2001       /s/ Paul E. Freiman
                               -------------------
                                   Paul E. Freiman
                                   President, Chief Executive Officer
                                   (Principal Executive and Accounting Officer)
                                   and Director