Form 10QSB
period 2001-03-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2001-05-14
CIK 918112

FORM 10-QSB

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

    Common Stock, $.001 Par Value -17,474,753 - shares outstanding as of April 30, 2001

  Transitional Small Business Disclosure format    Yes [ ] No [X]

                                      INDEX

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

        Condensed Balance Sheets -- March 31, 2001 and June 30, 2000

        Condensed  Statements  of  Operations -- Three  and  nine  months  ended
        March 31, 2001 and 2000; Period from August 27, 1987 (inception) through March 31, 2001

        Condensed Statements of Cash Flows -- Nine months ended March 31, 2001 and 2000; Period from August 27, 1987 (inception) through March 31, 2001

        Notes to Condensed Financial Statements -- March 31, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

                              NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                 (A development stage company)

                                   CONDENSED BALANCE SHEETS

                                                                    March 31,       June 30,
                                                                      2001            2000
                                                                 ----------------------------
ASSETS                                                            (Unaudited)             (*)
Current assets:
   Cash and cash equivalents                                     $  6,266,521    $  7,387,076
   Short-term investments                                           3,467,212       1,225,592
   Prepaid expenses and other                                         296,951          42,297
                                                                 ----------------------------

      Total current assets                                         10,030,684       8,654,965


Property and equipment, net                                            34,661          27,778
                                                                 ----------------------------

                                                                 $ 10,065,345    $  8,682,743
                                                                 ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued expenses                         $    962,163    $    769,393

Stockholders' equity:
  Convertible preferred stock, $.001 par value, 5,000,000
   shares authorized, 2,332,000 issued in series, 2,182,000
   and 2,282,000 outstanding at March 31, 2001 and
   June 30, 2000, respectively                                      1,091,000       1,141,000

  Common stock, $.001 par value, 35,000,000
   shares authorized, 16,837,197 and 15,647,397 outstanding at
   March 31, 2001 and June 30, 2000, respectively                  43,306,241      42,170,818

  Deferred compensation                                              (205,313)       (246,376)

  Deficit accumulated during development stage                    (35,088,746)    (35,152,092)
                                                                 ----------------------------

Total stockholders' equity                                          9,103,182       7,913,350
                                                                 ----------------------------

                                                                 $ 10,065,345    $  8,682,743
                                                                 ============================

See accompanying notes.
*  Derived from audited financial statements

                                                 NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                                    (A development stage company)

                                                 CONDENSED STATEMENTS OF OPERATIONS

                                                             (Unaudited)


                                                                                                                        Period from
                                                                                                                    August 27, 1987
                                               Three months ended March 31,      Nine months ended March 31,             (inception)
                                            -------------------------------- --------------------------------                through
                                                    2001            2000             2001            2000             March 31, 2001
                                            ---------------- --------------- ---------------- --------------- ----------------------
REVENUES
   License income                             $         --      $       --      $ 2,531,250   $          --            $  4,631,250
   Grant                                                --              --               --              --                 149,444

                                            ---------------- --------------- ---------------- --------------- ----------------------

      Total revenue                                     --              --        2,531,250              --               4,780,694


EXPENSES

   Research and development                        450,584         401,975        1,004,261       1,563,382              27,968,970
   General and administrative                      808,293         328,318        1,927,581         820,052              14,703,861
                                            ---------------- --------------- ---------------- --------------- ----------------------

      Total expenses                             1,258,877         730,293        2,931,842       2,383,434              42,672,831
                                            ---------------- --------------- ---------------- --------------- ----------------------

Operating loss                                  (1,258,877)       (730,293)        (400,592)     (2,383,434)            (37,892,137)

Interest income                                    152,338          36,984          463,938          60,200               2,803,391
                                            ---------------- --------------- ---------------- --------------- ----------------------


NET INCOME (LOSS)                             $ (1,106,539)     $ (693,309)     $    63,346   $  (2,323,234)           $(35,088,746)
                                            ================ =============== ================ =============== ======================


BASIC & DILUTED NET INCOME (LOSS)
   PER SHARE                                  $      (0.07)     $    (0.05)     $      0.00   $       (0.21)
                                            ================ =============== ================ ===============


Shares used in basic net income                 16,506,132      13,563,345       16,315,101      10,917,995
   (loss) per share calculation
                                            ================ =============== ================ ===============


Shares used in diluted net income               16,506,132      13,563,345       21,306,719      10,917,995
   (loss) per share calculation
                                            ================ =============== ================ ===============


See accompanying notes.

                                            NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                               (A development stage company)

                                            CONDENSED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)
                                                                        Nine months ended                 Period from
                                                                            March 31,                   August 27, 1987
                                                              -------------------------------------   (inception) through
                                                                    2001                2000            March 31, 2001
                                                              ---------------- -------------------- ---------------------
OPERATING ACTIVITIES:
Net income (loss)                                             $     63,346          $ (2,323,234)         $(35,088,746)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
   Depreciation and amortization                                    16,641                   985               660,865
   Amortization of deferred stock compensation                      41,063                  --                  68,437
   Issuance of common stock and warrants
     for license rights and services                                  --                    --                 209,975
   Changes in assets and liabilities:
     Prepaid expenses and other                                   (254,654)              (12,818)             (296,951)
     Accounts payable and accrued expenses                         192,770               (54,276)              962,163
                                                              ------------          ------------          ------------

Net cash provided by (used in) operating activities                 59,166            (2,389,343)          (33,484,257)
                                                              ------------          ------------          ------------
INVESTING ACTIVITIES:
Purchase of investments                                         (5,147,194)                 --             (40,212,464)
Maturity of investments                                          2,905,574                  --              36,745,252
Purchases of property and equipment, net                           (23,524)                 --                (412,464)
Additions to patents and licenses                                     --                    --                (283,062)
                                                              ------------          ------------          ------------

   Net cash used in investing activities                        (2,265,144)                 --              (4,162,738)

FINANCING ACTIVITIES:
Payment of note payable                                               --                (200,000)             (200,000)
Proceeds of short-term borrowings                                     --                    --                 435,000
Issuance of common stock, net                                    1,085,423             5,534,843            35,520,434
Issuance of preferred stock, net                                      --                    --               8,158,082
                                                              ------------          ------------          ------------

   Net cash provided by financing activities                     1,085,423             5,334,843            43,913,516

Increase (decrease) in cash and cash equivalents                (1,120,555)            2,945,500             6,266,521

Cash and equivalents at beginning of period                      7,387,076               201,202                  --
                                                              ------------          ------------          ------------

Cash and equivalents at end of period                         $  6,266,521          $  3,146,702          $  6,266,521
                                                              ============          ============          ============

SUPPLEMENTAL DISCLOSURES:
Conversion of short-term borrowings to
   Series A preferred stock                                   $       --            $       --            $    235,000
                                                              ============          ============          ============

Conversion of preferred stock to common stock                 $     50,000          $       --            $  7,302,082
                                                              ============          ============          ============
Deferred stock compensation related to options
   granted                                                    $       --            $       --            $    273,750
                                                              ============          ============          ============

See accompanying notes.

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2001

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the financial statements and footnotes included in our Form 10-KSB for the fiscal year ended June 30, 2000. The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

    For the three and nine month periods ending March 31, 2001 and 2000, basic earnings per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares consisting of employee stock options, warrants and the assumed conversion of convertible preferred stock. In the three months ended March 31,2001 and 2000, and in the nine months ended March 31, 2000, stock options, warrants, and convertible securities (using the treasury stock method) have been excluded from the Company's net loss per share calculations as their effect would be antidilutive.
The following table sets forth the computation of basic and diluted earnings per share.

                                                            Three Months Ended                Nine Months Ended
                                                                  March 31,                        March 31,
                                                        ----------------------------    ---------------------------
                                                            2001              2000           2001          2000
                                                        ------------    ------------    ------------   ------------
Numerator for basic and diluted earnings per
share - net income (loss)                               $ (1,106,539)   $   (693,309)   $     63,346   $ (2,323,234)
                                                        ============    ============    ============   ============
Denominator for basic earnings per share -
weighted average shares                                   16,506,132      13,563,345      16,315,101     10,917,995
Effect of dilutive securities:
Employee stock options                                            --              --         870,974             --
Warrants                                                          --              --       1,931,318             --
Assumed conversion of convertible preferred
stock                                                             --              --       2,189,326             --
                                                        ------------    ------------    ------------   ------------
Denominator  for diluted  earnings  per share -
adjusted  for  weighted  average
shares from options, warrants & assumed conversion of
preferred stock                                           16,506,132      13,563,345      21,306,719     10,917,995
                                                        ============    ============    ============   ============
Basic & diluted earnings per share                      $      (0.07)   $      (0.05)   $       0.00   $      (0.21)

COMPREHENSIVE INCOME (LOSS)

    The Company has no items of other comprehensive income, and, accordingly, its net income (loss) is equal to its comprehensive income (loss).

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS 133 (as deferred by SFAS 137) is effective for the Company's year ending June 30, 2001. As the Company does not currently hold any material derivatives or engage in hedging transactions, there was no current impact to the Company's results of operations, financial position, or cash flows upon the adoption.

NOTE 2-SUBSEQUENT EVENTS

    In April 2001, the Company received $2.25 million from Merz + Co. for achieving goals relating to the development of Memantine. The payment was triggered by payments received by Merz pursuant to previously announced agreements between Merz and Forest Laboratories, Inc. and H. Lundbeck A/S.

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

    In April 1998, we entered into a strategic research and marketing cooperation agreement with Merz + Co. (Merz) and Children's Medical Center Corporation to further the clinical development and commercialization of Memantine. Pursuant to this agreement, NTI and Merz share scientific, clinical and regulatory information about Memantine, particularly safety data, to facilitate regulatory review and marketing approval by the FDA and foreign regulatory authorities. Pursuant to this agreement, NTI will share in future revenues from sales of Memantine for all indications.

    In June 2000, Merz entered into an agreement with Forest Laboratories, Inc. (Forest) for the development and marketing of Memantine in the United States for the treatment of Alzheimer's disease, neuropathic pain and AIDS-related dementia. In August 2000, Merz entered into a strategic license and cooperation agreement with H. Lundbeck A/S, of Copenhagen, Denmark (Lundbeck) for the further development and marketing of Memantine for the treatment of Alzheimer's disease, neuropathic pain and AIDS-related dementia. Lundbeck has acquired exclusive rights to certain European markets and in Canada, Australia and South Africa and semi-exclusive rights to co-market with Merz in other markets worldwide, excluding the United States, which is being developed by Forest, and Japan, which is being developed by Merz's collaborative partner Suntory Ltd.

    In January 2001, Forest announced the outcome of its meeting with the FDA to review a summary of the clinical study results for Memantine in treating moderately severe to severe Alzheimer's Disease. The FDA agreed that the summary data of the Phase III study conducted in the United States, if confirmed in a full submission, provided evidence of efficacy in treating moderately severe to severe Alzheimer's Disease. The FDA indicated that a second study performed in Europe would likely need to be reviewed by an advisory committee to determine whether the specific endpoints utilized were adequate to qualify it as a second study demonstrating efficacy. As a result, Forest intends to prepare an NDA for submission around the end of 2001, but will also begin additional Phase III studies this spring in both mild to moderate and moderately severe to severe Alzheimer's Disease. We anticipate that those studies would be completed in the second half of 2002 and would be used as additional evidence of efficacy as needed.

    In April 2001, we received a $2.25 million payment from Merz under our 1998 strategic research and marketing cooperation agreement, which represents a portion of the payments received by Merz pursuant to Merz's agreements with Forest and Lundbeck.

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

RESULTS OF OPERATIONS

    Our research and development expenses increased slightly to approximately $451,000 in the three months ended March 31, 2001 from approximately $402,000 in the three months ended March 31, 2000. The increase was primarily due to the initiation of the manufacture of cGMP batch of XERECEPT(TM). General and administrative expenses increased to approximately $808,000 in the three months ended March 31, 2001 from $328,000 in the same period of the prior year. The increase was primarily due to increased expenditures in activities relating to investor relations and corporate partnerships and employee bonuses. Cost for these activities are expected to decrease in the next quarter. Interest income increased to approximately
$152,000 in the three months ended March 31, 2001 from $37,000 in the same period of the prior year due to higher average cash balances.

    Our research and development expenses decreased to approximately $1,004,000 in the nine months ended March 31, 2001 from approximately $1,563,000 in the nine months ended March 31, 2000. Expenses were lower in the nine months ended March 31, 2001 primarily due to the completion of the Phase IIB clinical trails of Memantine for painful diabetic peripheral neuropathy, which was ongoing in the nine months ending March 31, 2000. General and administrative expenses increased to approximately $1,928,000 in the nine months ended March 31, 2001 from $820,000 in the same period of the prior year. The increase was primarily due to increased expenditures in activities relating to investor relations and corporate partnerships. Interest income increased to approximately $464,000 in the nine months ended March 31, 2001 from $60,000 in the same period of the prior year due to higher average cash balances.

    We expect to incur ongoing costs primarily for Phase II and Phase III clinical trials for our development of XERECEPT(TM) and CRH-analogues and related administrative support. All future development costs of Memantine will be paid by Merz and Merz's marketing partners.

LIQUIDITY AND CAPITAL RESOURCES

    From inception through March 31, 2001, we have raised a total of $43.7 million in net proceeds from the sale of common and preferred stock.

    We had available cash and cash equivalents and investments of $9.7 million as of March 31, 2001. We believe that amount will be adequate to fund our operations through at least the next twelve months. In the course of our development activities we have incurred significant losses. Given our anticipated revenues from our agreement with Merz, we expect to realize a profit in the fiscal year ending June 30, 200l. However, there can be no assurance that we will receive the anticipated payments from Merz or that we will be profitable in fiscal 2001. Our expenses and costs in fiscal 200l will be incurred primarily for Phase II clinical trials of XERECEPT(TM) and related administrative support. All future development cost of Memantine will be paid by Merz and Merz's marketing partners.

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

    In  addition,  because of the time delay in patent  approval and the secrecy afforded United States patent applications, we do not know if other applications, which might have priority over our applications, have been filed. Further, because we have non-exclusive licenses to patent rights covering certain uses of XERECEPT(TM), others may develop, manufacture and market products that could compete with those we develop.

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

Reports: The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

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