Form 10-K/A
period 2001-06-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2001-10-01
CIK 918112

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A

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

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of August 31, 2001, the issuer had outstanding 17,503,699 shares of common stock and the aggregate market value of the shares of common stock held by non-affiliates on that date was $71,000,819 based upon the last sale price of the issuer's common stock reported on the Nasdaq SmallCap Market on that date.

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

                                    Part IV

Item 14 Exhibits, Financial Statements, Financial Statement Schedules and
        Reports on Form 8-K................................................ 40

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

Exhibit
Number                                         Description
------                                         -----------

 10.13  Payment Agreement between the Company and Children's Medical Center Corp., effective as of
          April 16, 1998.(4)+

 10.14  Retention Agreement between the Company and Dr. Lisa Carr dated February 1, 1999.(5)*

 10.15  Sublease Agreement between the Company and Ladbroke Racing Corp. dated May 1, 2000.(7)

 10.16  Employment Agreement between the Company and Paul E. Freiman dated March 15, 2001.*

  23.1  Consent of Ernst & Young LLP, Independent Auditors.**

  24.1  Powers of Attorney. (Contained on Signature Page)

--------
(1) This exhibit is filed as an exhibit to Issuer's Registration Statement on Form SB-2 (Registration No. 33-74118-LA) and is incorporated herein by reference.
(2) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1995 and is incorporated herein by reference.
(3) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1996 and is incorporated herein by reference.
(4) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1998 and is incorporated herein by reference.
(5) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999 and is incorporated herein by reference.
(6) This exhibit is filed as an exhibit to Registrant's Registration Statement on Form S-8 (Registration Number 333-92425) filed December 9, 1999 and is incorporated herein by reference.
(7)This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 2000 and is incorporated herein by reference.
 + Confidential treatment has been granted with respect to certain portions of these agreements.
 * This exhibit is a management contract or compensatory plan or arrangement. ** Previously Filed.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEUROBIOLOGICAL TECHNOLOGIES, INC.

                                             /s/ PAUL E. FREIMAN
Dated: October 1, 2001
                                          By: _________________________________
                                             Paul E. Freiman
                                             President, Chief Executive Officer

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

        Signature                            Title                          Date
        ---------                            -----                          ----

   /S/ PAUL E. FREIMAN    President, Chief Executive Officer           October 1, 2001
-------------------------   (Principal Executive Officer and Principal
     Paul E. Freiman        Financial Officer and Principal
                            Accounting Officer) and Director

            *             Chairman of the Board                        October 1, 2001
-------------------------
    Abraham E. Cohen

            *             Director                                     October 1, 2001
-------------------------
     Enoch Callaway

            *             Director                                     October 1, 2001
-------------------------
 Theodore L. Eliot, Jr.

            *             Director                                     October 1, 2001
-------------------------
    Abraham D. Sofaer

            *             Director                                     October 1, 2001
-------------------------
     John B. Stuppin

* by: /s/ PAUL E. FREIMAN
      Paul E. Freiman
     Attorney-in-Fact