Form 10-Q
period 2001-09-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2001-11-14
CIK 918112

                                 UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                _______________

                                   FORM 10-Q
                                _______________
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of the common stock, as of the latest practical date.

         Common Stock, $.001 Par Value 17,503,699 shares outstanding as of November 1, 2001

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited).....................................   3

         Condensed Balance Sheets -- September 30, 2001 and June 30, 2001.....   3

         Condensed Statements of Operations -- Three months ended
         September 30, 2001 and 2000; Period from August 27, 1987
         (inception) through September 30, 2001...............................   4

         Condensed Statements of Cash Flows -- Three months ended
         September 30, 2001 and 2000; Period from August 27, 1987
         (inception) through September 30, 2001...............................   5

         Notes to Condensed Financial Statements..............................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION...................................   7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........  12

PART II. OTHER INFORMATION....................................................  13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................  13

SIGNATURES....................................................................  13

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                         (A development stage company)

                            CONDENSED BALANCE SHEETS

                                                                         September 30,               June 30,
                                                                                  2001                   2001
                                                                        -------------------------------------
                                                                           (unaudited)               (Note 1)
ASSETS
Current assets:
    Cash and cash equivalents                                             $  2,367,311           $  3,626,700
    Short-term investments                                                   7,910,574              6,555,575
    Interest receivable                                                        116,624                132,044
    Prepaid expenses and other                                                 182,723                253,827
                                                                        -------------------------------------
        Total current assets                                                10,577,232             10,568,146

Long-term investments                                                               --                861,313
Property and equipment, net                                                     22,979                 28,820
                                                                        -------------------------------------
                                                                          $ 10,600,211           $ 11,458,279
                                                                        =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                 $    528,847           $    762,049
                                                                        -------------------------------------

      Total current liabilities                                                528,847                762,049

Stockholders' equity:
    Convertible preferred stock, $.001 par value, 5,000,000
      shares authorized, 2,332,000 issued in series,
      1,582,000 outstanding at September 30, 2001 and
      June 30, 2001                                                            791,000                791,000

    Common stock, $.001 par value, 35,000,000 shares
      authorized, 17,503,699 outstanding at September 30,
      2001 and June 30, 2001                                                43,660,557             43,660,557

    Deferred compensation                                                     (177,938)              (191,626)

    Deficit accumulated during development stage                           (34,202,255)           (33,563,701)
                                                                        -------------------------------------

Total stockholders' equity                                                  10,071,364             10,696,230
                                                                        -------------------------------------
                                                                          $ 10,600,211           $ 11,458,279
                                                                        =====================================

See accompanying notes.

                      NEUROBIOLOGICAL TECHNOLOGIES, INC.
                         (A development stage company)

                      CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                                                                                      Period from
                                                       Three months ended September 30,           August 27, 1987
                                                       --------------------------------       (inception) through
                                                             2001                  2000        September 30, 2001
                                                       ----------------------------------------------------------
Revenues
   License                                              $        --          $        --             $  6,881,250
   Grant                                                         --                   --                  149,444
                                                       ----------------------------------------------------------
      Total revenues                                             --                   --                7,030,694
Expenses
   Research and development                                 255,561              235,597               28,414,001
   General and administrative                               499,690              528,671               15,832,242
                                                       ----------------------------------------------------------
      Total expenses                                        755,251              764,268               44,246,243
                                                       ----------------------------------------------------------

Operating loss                                             (755,251)            (764,268)             (37,215,549)
Interest income                                             116,697              145,897                3,055,125
                                                       ----------------------------------------------------------

Loss before income tax expense                             (638,554)            (618,371)             (34,160,424)
Income tax expense                                               --                   --                   41,831
                                                       ----------------------------------------------------------
Net loss                                                $  (638,554)         $  (618,371)            $(34,202,255)
                                                       ==========================================================
Basic and diluted net loss per share                         $(0.04)              $(0.04)
                                                       =================================
Weighted average shares used in basic and
  diluted net loss per share calculation                 17,503,699           16,103,854
                                                       =================================

See accompanying notes.

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                         (A development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                                 Period from
                                                                 Three months ended September 30,            August 27, 1987
                                                               -----------------------------------       (inception) through
                                                                        2001                  2000        September 30, 2001
                                                               -------------------------------------------------------------
OPERATING ACTIVITIES:
Net loss                                                         $  (638,554)          $   (618,371)            $(34,202,255)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                                       5,841                 4,959                   672,546
   Gain on sale of property and equipment                                 --                    --                    (1,500)
   Amortization of deferred stock compensation                        13,688                13,688                    95,812
   Issuance of common stock, options and warrants
     for license rights and services                                      --                    --                   209,975
   Changes in assets and liabilities:
     Interest receivable                                              15,420                    --                  (116,624)
     Prepaid expenses and other current assets                        71,104                (6,963)                 (182,723)
     Accounts payable and accrued expenses                          (233,202)             (233,390)                  528,847
                                                               -------------------------------------------------------------
 Net cash used in operating activities                              (765,703)             (840,077)              (32,995,922)

INVESTING ACTIVITIES:
Purchase of investments                                           (5,421,046)           (3,204,163)              (52,228,486)
Maturity of investments                                            4,927,360                    --                44,317,912
Purchases of property and equipment, net                                  --               (22,569)                 (412,463)
Proceeds from sale of property & equipment                                --                    --                     1,500
Additions to patents and licenses                                         --                    --                  (283,062)
                                                               -------------------------------------------------------------
    Net cash used in investing activities                           (493,686)           (3,226,732)               (8,604,599)

FINANCING ACTIVITIES:
Payment of note payable                                                   --                    --                  (200,000)
Proceeds from short-term borrowings                                       --                    --                   435,000
Issuance of common stock, net                                             --               465,999                35,574,750
Issuance of preferred stock, net                                          --                    --                 8,158,082
                                                               -------------------------------------------------------------
    Net cash provided by financing activities                             --               465,999                43,967,832
                                                               -------------------------------------------------------------

(Decrease) increase in cash and cash equivalents                  (1,259,389)           (3,600,810)                2,367,311
Cash and equivalents at beginning of period                        3,626,700             7,387,076                        --
                                                               -------------------------------------------------------------
Cash and equivalents at end of period                            $ 2,367,311           $ 3,786,266             $   2,367,311
                                                               =============================================================
SUPPLEMENTAL DISCLOSURES:
Conversion of short-term borrowings to
  Series A preferred stock                                       $        --           $        --             $     235,000
                                                               =============================================================
Conversion of preferred stock to common stock                    $        --           $    50,000             $   7,602,082
                                                               =============================================================
Deferred stock compensation related to options
  granted                                                        $        --           $        --             $     273,750
                                                               =============================================================

See accompanying notes.

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                         (A development stage company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                               September 30, 2001

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002.

     The balance sheet at June 30, 2001 has been derived from the audited financials at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended June 30, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned "Risk Factors," as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. These forward-looking statements represent our judgment as of the date of the filing. We disclaim, however, any intent or obligation to update these forward-looking statements.

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

     In April 1998, we entered into a strategic research and marketing cooperation agreement with Merz + Co. ("Merz") and Children's Medical Center Corporation to further the clinical development and commercialization of Memantine. Pursuant to this agreement, NTI and Merz share scientific, clinical and regulatory information about Memantine, particularly safety data, to facilitate regulatory review and marketing approval by the Federal Drug Administration ("FDA") and foreign regulatory authorities. Pursuant to this agreement, we will share in future revenues from sales of Memantine for all indications.

     In June 2000, Merz entered into an agreement with Forest Laboratories, Inc. ("Forest") for the development and marketing of Memantine in the United States for the treatment of Alzheimer's disease, neuropathic pain and AIDS-related dementia. In August 2000, Merz entered into a strategic license and cooperation agreement with H. Lundbeck A/S ("Lundbeck") of Copenhagen, Denmark for the further development and marketing of Memantine for the treatment of Alzheimer's disease, neuropathic pain and AIDS-related dementia. Lundbeck has acquired exclusive rights to Memantine in certain European markets, Canada, Australia and South Africa and semi-exclusive rights to co-market Memantine with Merz in other markets worldwide, excluding the United States, where Forest has development rights, and Japan, where Merz has granted development rights to Suntory Ltd. ("Suntory"). Memantine has been marketed by Merz in Germany since 1989 with the labeling "dementia syndrome."

     In August 2001, we entered into an agreement with Merz and Suntory. NTI has granted to Merz the right to use all confidential data for the commercial exploitation of Memantine. Merz will provide Suntory with a hard copy of the data. If Suntory decides to use the data in any way, a payment will be made to NTI. If the data constitutes and essential part of the New Drug Application ("NDA") documents, an additional payment will be made to NTI.

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

     Since our founding in 1987, we have applied a majority of our resources to our research and development programs and have generated only limited operating revenue. Except for fiscal 2001, we have incurred losses in each year since our inception and we expect to continue to incur losses in the future due to ongoing research and development efforts.

RESULTS OF OPERATIONS

     Our research and development expenses increased slightly to approximately $256,000 in the three months ended September 30, 2001 from approximately $236,000 in the three months ended September 30, 2000. The increase was primarily due to costs associated with the initiation of long term toxicology studies for the development of XERECEPT(TM). General and administrative expenses decreased to approximately $500,000 in the three months ended September 30, 2001 from $529,000 in the same period of the prior year. The decrease was primarily due to decreased expenditures in activities relating to seeking financing and corporate partnerships. Interest income decreased to approximately $117,000 in the three months ended September 30, 2001 from approximately $146,000 in the same period of the prior year due to lower average interest rates and lower average invested cash balances.

     We expect to incur ongoing costs primarily for Phase II and Phase III clinical trials for our development of XERECEPT(TM) and CRH-analogues and related administrative support. Merz and Merz's marketing partners will pay all future development costs of Memantine.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through September 30, 2001, we have raised a total of approximately $44 million in net proceeds from the sale of common and preferred stock.

     We had available cash and cash equivalents and investments of approximately $10.3 million as of September 30, 2001 compared to approximately $11.0 million at June 30, 2001. We believe that our capital resources will be adequate to fund our operations through at least the next twelve months. In the course of our development activities we have incurred significant losses, and, although we were profitable in the fiscal year ended June 30, 2001, we expect additional losses in the fiscal year ending June 30, 2002. We expect to incur costs in fiscal 2002 primarily for Phase II and Phase III clinical trials of XERECEPT and CRH-analogues and related administrative support. Merz and Merz's marketing partners will pay all future development costs of Memantine.

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

RISK FACTORS

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

     All of our revenues in fiscal 2001 were license fee payments from Merz related to our portion of payments received by Merz pursuant to Merz's agreements with its partners. We received no such payments in the first quarter of fiscal 2002 and there can be no assurance that we will receive any payments from Merz in fiscal 2002. The only revenues that we will receive in the foreseeable future for Memantine are royalties on product sales by Merz or its marketing partners and our share of payments received by Merz from its partners. Under certain circumstances, Merz can terminate its agreement with us upon six months notice. The termination of our agreement with Merz or any failure by Merz or its partners to successfully commercialize Memantine after its development would have a material adverse effect on our business, financial condition and results of operations.

Our quarterly operating results may fluctuate significantly in future periods, and, as a result, our stock price may fluctuate or decline.

     To date, our revenues have primarily come from licensing fee payments from Merz. Licensing fee payments and, therefore, our results of operations, may vary significantly from quarter to quarter. Accordingly, we believe that quarter-to-quarter comparisons of our historical results of operations are not indicative of our future performance.

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

The impact of recent changes in global economic conditions may negatively impact our stock price.

     The domestic and international economic environment is more uncertain than it has been in recent periods. Additionally, the September 11, 2001 terrorist attacks in New York City, Washington, D.C. and Pennsylvania, and the United States' military response, has further affected economic certainty and the economic environment. Economic and political uncertainty resulting from the attacks and the U.S. military response could adversely affect our development efforts as well as those of Merz and its marketing partners. This would have a material adverse effect on our results of operations and our stock price.

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

     Merz and Merz's marketing partners have the responsibility of supplying Memantine for their clinical trials.

     We rely on third-party contract manufacturers to provide us with XERECEPT which is manufactured to our specifications using established chemical synthesis methods. We have performed audits on these third-party manufacturers to ensure compliance with the current Good Manufacturing Practice (cGMP) regulations. We currently have no plans to build or develop an in-house manufacturing capability for XERECEPT. We believe that alternative cGMP suppliers of the bulk drug and finished dosage forms of the product will be available to meet our needs. However, we face certain risks by outsourcing manufacturing, including:

     . the delay of our preclinical and human clinical testing if our contractors are unable to supply sufficient quantities of product candidates manufactured in accordance with cGMP on acceptable terms;

     . the delay of market introduction and subsequent sales if we should encounter difficulties establishing relationships with manufacturers to produce, package and distribute our products; and

     . adverse effects on FDA pre-market approval of potential products and contract manufacturers if they do not adhere to cGMP regulations.

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

     Each person currently employed by NTI serves an essential function. Any reductions in work force could impair our ability to manage ongoing clinical trials and may have a material adverse effect on our operations.

The market price of our common stock has been, and is likely to continue to be, highly volatile.

     The average daily trading volume of our common stock has been low compared to that of other biopharmaceutical companies. Our common stock was delisted from The Nasdaq Stock Market in February 1998 because we failed to meet the financial conditions necessary to remain listed. In July 2000, we were approved for listing on The Nasdaq SmallCap Market. However, we may not continue to qualify for listing on that market.

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

     . developments in patent or other proprietary rights of the Company or our competitors, including litigation;

     .    fluctuations in our operating results;

     .    government regulation and health care legislation; and

     .    market conditions for life science companies' stocks in general.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements. We regularly assess these risks and have established policies and business practices to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

     The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified investments, consisting primarily of investment grade securities. As of September 30, 2001, 100% of our portfolio will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     None.

     (b)  Reports:

     The Company did not file a report on Form 8-K during the three months ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: November 14, 2001                /s/ Paul E. Freiman
                                        ----------------------------------
                                        Paul E. Freiman
                                        President, Chief Executive Officer
                                        (Principal Executive and Accounting
                                        Officer) and Director