Form 10-Q
period 2001-12-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2002-02-12
CIK 918112

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

     Common Stock, $.001 Par Value 17,560,609 shares outstanding as of January 31, 2002

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited) ................................................     3

         Condensed Balance Sheets -- December 31, 2001 and June 30, 2001 ................     3

         Condensed Statements of Operations -- Three and six months ended December 31,
         2001 and 2000; Period from August 27, 1987 (inception) through
         December 31, 2001 ..............................................................     4

         Condensed Statements of Cash Flows -- Six months ended December 31, 2001 and
         2000; Period from August 27, 1987 (inception) through December 31, 2001 ........     5

         Notes to Condensed Financial Statements -- December 31, 2001 ...................     6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS .............................................     7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......................    12


PART II. OTHER INFORMATION ..............................................................    13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS .........................    13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................................    13


SIGNATURES ..............................................................................    13

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

                            CONDENSED BALANCE SHEETS

                                                                                 December 31, 2001   June 30, 2001
                                                                                 ---------------------------------
ASSETS                                                                                 (Unaudited)        (Note 1)

Current assets:
   Cash and cash equivalents                                                          $  1,747,750    $  3,626,700
   Short-term investments                                                                7,747,059       6,555,575
   Interest receivable                                                                     162,946         132,044
   Prepaid expenses and other                                                              121,093         253,827
                                                                                      ----------------------------

      Total current assets                                                               9,778,848      10,568,146


Long-term investments                                                                           --         861,313

Property and equipment, net                                                                 17,138          28,820
                                                                                      ----------------------------

                                                                                      $  9,795,986    $ 11,458,279
                                                                                      ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                              $    436,773    $    762,049
                                                                                      ----------------------------

      Total current liabilities                                                            436,773         762,049

Stockholders' equity:
   Convertible preferred stock, $.001 par value, 5,000,000 shares authorized,
    2,332,000 issued in series, 1,582,000 outstanding at
    December 31, 2001 and June 30, 2001                                                    791,000         791,000

   Common stock, $.001 par value, 35,000,000 shares authorized,
    17,540,609 and 17,503,699 outstanding at December 31, 2001 and
    June 30, 2001, respectively                                                         43,731,558      43,660,557

   Deferred compensation                                                                  (164,251)       (191,626)

   Deficit accumulated during development stage                                        (34,999,094)    (33,563,701)
                                                                                      ----------------------------

Total stockholders' equity                                                               9,359,213      10,696,230
                                                                                      ----------------------------

                                                                                      $  9,795,986    $ 11,458,279
                                                                                      ============================

See accompanying notes.

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)


                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                                                 Period from
                                               Three months ended             Six months ended               August 27, 1987
                                                   December 31,                   December 31,           (inception) through
                                          ------------------------------------------------------------
                                                  2001           2000             2001            2000     December 31, 2001
                                          -----------------------------------------------------------------------------------
REVENUES
   License income                         $         --    $  2,531,250    $         --    $  2,531,250          $  6,881,250
   Grant                                            --              --              --              --               149,444
                                          -----------------------------------------------------------------------------------

      Total revenue                                 --       2,531,250              --       2,531,250             7,030,694


EXPENSES

   Research and development                    360,633         318,080         616,194         553,677            28,774,634
   General and administrative                  529,244         590,617       1,028,934       1,119,288            16,361,486
                                          -----------------------------------------------------------------------------------

      Total expenses                           889,877         908,697       1,645,128       1,672,965            45,136,120
                                          -----------------------------------------------------------------------------------

Operating income (loss)                       (889,877)      1,622,553      (1,645,128)        858,285           (38,105,426)

Interest income                                 93,038         165,703         209,735         311,600             3,148,163
                                          -----------------------------------------------------------------------------------

Income (loss) before income tax expense       (796,839)      1,788,256      (1,435,393)      1,169,885           (34,957,263)

Income tax expense                                  --              --              --              --                41,831
                                          -----------------------------------------------------------------------------------


NET INCOME (LOSS)                         $   (796,839)   $  1,788,256    $ (1,435,393)   $  1,169,885          $(34,999,094)
                                          ===================================================================================


BASIC NET INCOME (LOSS) PER SHARE         $      (0.05)   $       0.11    $      (0.08)   $       0.07
                                          ============================================================


Shares used in basic net income
   (loss) per share calculation             17,508,339      16,103,854      17,506,020      16,221,662
                                          ============================================================


DILUTED NET INCOME (LOSS) PER SHARE       $      (0.05)   $       0.08    $      (0.08)   $       0.05
                                          ============================================================


Shares used in diluted net income
   (loss) per share calculation             17,508,339      21,649,320      17,506,020      22,093,828
                                          ============================================================

See accompanying notes.

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     Six months ended                   Period from
                                                                        December 31,                August 27, 1987
                                                             --------------------------------   (inception) through
                                                                    2001               2000       December 31, 2001
                                                             -------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                            $ (1,435,393)     $  1,169,885            $(34,999,094)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                   11,682            10,800                 678,387
   Gain on sale of property and equipment                              --                --                  (1,500)
   Amortization of deferred stock compensation                     27,375            27,375                 109,499
   Issuance of common stock, options and warrants
     for license rights and services                                   --                --                 209,975
   Changes in assets and liabilities:
     Interest receivable                                          (30,902)               --                (162,946)
     Prepaid expenses and other current assets                    132,734           (10,357)               (121,093)
     Accounts payable and accrued expenses                       (325,276)          (16,153)                436,773

                                                             -------------------------------------------------------

Net cash (used in) provided by operating activities            (1,619,780)        1,181,550             (33,849,999)

INVESTING ACTIVITIES:

Purchase of investments                                        (9,681,046)       (5,135,418)            (56,488,486)
Maturity of investments                                         9,350,875                --              48,741,427
Purchases of property and equipment, net                               --           (22,569)               (412,463)
Proceeds from sale of property & equipment                             --                --                   1,500
Additions to patents and licenses                                      --                --                (283,062)
                                                             -------------------------------------------------------
   Net cash used in investing activities                         (330,171)       (5,157,987)             (8,441,084)

FINANCING ACTIVITIES:

Payment of note payable                                                --                --                (200,000)
Proceeds from short-term borrowings                                    --                --                 435,000
Issuance of common stock, net                                      71,001           574,739              35,645,751
Issuance of preferred stock, net                                       --                --               8,158,082
                                                             -------------------------------------------------------

   Net cash provided by financing activities                       71,001           574,739              44,038,833
                                                             -------------------------------------------------------

(Decrease) increase in cash and cash equivalents               (1,878,950)       (3,401,698)              1,747,750

Cash and cash equivalents at beginning of period                3,626,700         7,387,076                      --
                                                             =======================================================

Cash and cash equivalents at end of period                   $  1,747,750      $  3,985,378            $  1,747,750
                                                             =======================================================

SUPPLEMENTAL DISCLOSURES:

Conversion of short-term borrowings to
   Series A preferred stock                                  $         --      $         --            $    235,000
                                                             =======================================================
Conversion of preferred stock to common stock                $         --      $     50,000            $  7,602,082
                                                             =======================================================
Deferred stock compensation related to options
   granted                                                   $         --      $         --            $    273,750
                                                             =======================================================

See accompanying notes

                       NEUROBIOLOGICAL TECHNOLOGIES, INC.
                          (A development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 2001

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002.

     The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K/A for the fiscal year ended
June 30, 2001.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is presented under the requirements of Financial Accounting Standards Board ("FAS") No. 128, "Earnings per Share." Basic income (loss) per share is computed based on the weighted average shares of common stock outstanding and excludes any options, warrants, and convertible securities. For the three and six month periods ended December 31, 2001, potentially dilutive securities, such as options, warrants, and convertible preferred stock, have also been excluded from the computation of diluted net loss per share as their effect is antidilutive. For the three and six month periods ended December 31, 2000, diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares consisting of employee stock options, warrants, and the assumed conversion of convertible preferred stock. The following table sets forth the computation of basic and diluted earnings per share.

                                                      Three Months Ended             Six Months Ended
                                                           December 31,                 December 31,
                                                  --------------------------------------------------------
                                                       2001           2000          2001           2000
Numerator for basic and diluted earnings per
share - net income (loss)                         $   (796,839)   $ 1,788,256   $(1,435,393)   $ 1,169,885
                                                  ========================================================

Weighted average shares outstanding:
   Denominator for basic EPS                        17,508,339     16,103,854    17,506,020     16,221,662
   Common stock equivalents:
      - stock options                                       --        938,730            --      1,000,000
      - warrants                                            --      2,424,736            --      2,679,296
      - convertible preferred stock                         --      2,182,000            --      2,192,870
                                                  --------------------------------------------------------
   Denominator for diluted EPS                      17,508,339     21,649,320    17,506,020     22,093,828
                                                  ========================================================

Net income (loss) per share:

   Basic                                          $      (0.05)   $      0.11   $     (0.08)   $      0.07
                                                  ========================================================
   Diluted                                        $      (0.05)   $      0.08   $     (0.08)   $      0.05
                                                  ========================================================

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

OVERVIEW

       Neurobiological Technologies, Inc. ("NTI(R)," "we," "us," "our" or the "Company") is an emerging drug development company focused on the clinical development and regulatory approval of neuroscience drugs. We are developing neuroprotective and neuromodulatory agents to treat progressive neurological impairments characteristic of various nervous system disorders, including diabetic neuropathy, brain cancer and AIDS-related dementia. Our strategy is to in-license and develop early-stage drug candidates that target major medical needs and that may be rapidly commercialized.

       In April 1998, we entered into a strategic research and marketing cooperation agreement with Merz Pharma KGaA ("Merz") and Children's Medical Center Corporation to further the clinical development and commercialization of Memantine. Pursuant to this agreement, NTI and Merz share scientific, clinical and regulatory information about Memantine, particularly safety data, to facilitate regulatory review and marketing approval by the Food and Drug Administration ("FDA") and foreign regulatory authorities. Pursuant to this agreement, we will share in future revenues from sales of Memantine for all indications.

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

RESULTS OF OPERATIONS

       All of our revenue in fiscal 2001 were license fee payments from Merz related to our portion of payments received by Merz pursuant to Merz's agreements with its partners. We received no such payments in the six months ended December 31, 2001. Our research and development expenses increased to approximately $361,000 and $616,000 in the three and six months ended December 31, 2001 from approximately $318,000 and $554,000 in the three and six months ended December 31, 2000. The increases were primarily due to costs associated with the initiation of long-term toxicology studies for the development of XERECEPT(TM). General and administrative expenses decreased to approximately $529,000 and $1,029,000 in the three and six months ended December 31, 2001 from $591,000 and $1,119,000 in the same periods of the prior year. The decreases were primarily due to decreased expenditures in activities relating to seeking financing and corporate partnerships. Interest income decreased to approximately $93,000 and $210,000 in the three and six months ended December 31, 2001 from approximately $166,000 and $312,000 in the same periods of the prior year due to lower average interest rates and lower average invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

       From inception through December 31, 2001, we have raised a total of approximately $44 million in net proceeds from the sale of common and preferred stock.

       We had available cash and cash equivalents and investments of approximately $9.5 million as of December 31, 2001. We believe that our capital resources will be adequate to fund our operations through at least the next twelve months. In the course of our development activities we have incurred significant losses, and, although we were profitable in the fiscal year ended June 30, 2001, we expect to incur additional losses in the fiscal year ending June 30, 2002. We expect to incur costs in fiscal 2002 primarily for Phase II and Phase III clinical trials of XERECEPT and CRH-analogues and related administrative support. Merz and Merz's marketing partners will pay all future development costs of Memantine.

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

       All of our revenues in fiscal 2001 were license fee payments from Merz related to our portion of payments received by Merz pursuant to Merz's agreements with its partners. We received no such payments in the six month period ended December 31, 2001 and there can be no assurance that we will receive any payments from Merz in fiscal 2002. The only revenues that we will receive in the foreseeable future for Memantine are royalties on product sales by Merz or its marketing partners and our share of payments received by Merz from its partners. Under certain circumstances, Merz can terminate its agreement with us upon six months notice. The termination of our agreement with Merz or any failure by Merz or its partners to successfully commercialize Memantine after its development would have a material adverse effect on our business, financial condition and results of operations.

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

        Fulfillment of regulatory requirements for marketing human therapeutics typically takes many years and varies substantially based on the type, complexity, and novelty of the drug for which approval is sought. Government regulation may:

    . prevent or delay, for a considerable period of time, marketing of any product that we may develop; and/or
    .   impose costly procedures upon our activities.

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

        The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified investments, consisting primarily of investment grade securities. As of December 31, 2001, 100% of our portfolio will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 15, 2001, the Company held its Annual Meeting of the Stockholders. The following matters were voted on at the Annual Meeting of the Stockholders.

(1)  The following six directors were elected:

                                      Votes For       Withheld
                                      ---------       --------
Paul E. Freiman                       12,148,208       61,070
Abraham E. Cohen                      12,148,208       61,070
Enoch Callaway, M.D                   12,146,908       62,370
Theodore L. Eliot, Jr                 12,146,908       62,370
Abraham D. Sofaer                     12,147,708       61,570
John B. Stuppin                       12,147,408       61,870

(2) An amendment to the Amended and Restated 1993 Stock Option Plan of Neurobiological Technologies, Inc. to increase the number of shares of Common Stock reserved for issuance by 200,000 to a total of 2,700,000 shares was approved: For 11,759,333; Against 249,260; Abstain 200,658.

(3) The selection of Ernst & Young LLP as the independent auditors of the Company for the current year was ratified: For 12,135,468; Against 6,220; Abstain 67,590.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits:

        None.


        (b) Reports:

    The Company did not file a report on Form 8-K during the three months ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: February 11, 2002            /s/ Paul E. Freiman
                                    ----------------------------
                                    Paul E. Freiman
                                    President, Chief Executive Officer
                                    (Principal Executive and Accounting Officer)
                                    and Director