Form 10-K
period 2002-06-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2002-09-30
CIK 918112

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                      to

Commission file number: 0-23280

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	94-3049219 (I.R.S. Employer Identification No.)

3260 Blume Drive Suite 500, Richmond, California 94806
(Address of Principal Executive Offices)

(510) 262-1730
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Act:
Common stock, $.001 Par Value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of August 29, 2002, the issuer had outstanding 17,783,571 shares of common stock and the aggregate market value of the shares of common stock held by non-affiliates on that date was $37,946,009 based upon the last sale price of the issuer’s common stock reported on the Nasdaq SmallCap Market on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Item 10 and Items 11, 12 and 13 of Part III incorporate by reference information from the issuer’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2002 (the “Proxy Statement”).

PART I

ITEM 1.     BUSINESS

This report contains forward-looking statements. These forward-looking statements are based on our current expectations about our business and industry. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements involve known and unknown risk and uncertainties that may cause our results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under “Factors that May Affect Future Results”. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

OVERVIEW

Neurobiological Technologies, Inc., alternatively referred to in this report as “NTI,” “we,” “us,” “our,” or the “Company,” is an emerging drug development company focused on the clinical development and regulatory approval of neuroscience drugs. We develop neuroprotective and neuromodulatory agents to treat progressive neurological impairments characteristic of various nervous system disorders, including diabetic neuropathy and brain cancer.

Our strategy is to in-license and develop early stage drug candidates that target major medical needs and that can be rapidly commercialized. Our experienced management team oversees the human clinical trials necessary to establish preliminary evidence of efficacy and seeks partnerships with pharmaceutical and biotechnology companies for late-stage development and marketing of our product candidates. We currently have two product candidates that have completed or are in Phase II or Phase III human clinical testing. Theses candidates, Memantine and XERECEPT™, are described below.

MEMANTINE

Memantine is an orally-dosed compound that appears to restore the function of impaired neurons by modulation of the N-methyl-D-aspartate or NMDA receptor, integral to the membranes of these cells. Restoration of this function inhibits injured or damaged neurons from firing abnormally, a pathological process associated with many neurological conditions, including dementia, Alzheimer’s disease and neuropathic pain (persistent pain resulting from abnormal signals to the brain).

In April 1998, we entered into a strategic research and marketing cooperation agreement with Merz Pharmaceuticals GmbH and Children’s Medical Center Corporation to further the clinical development and commercialization of Memantine. Pursuant to this agreement, NTI and Merz share scientific, clinical and regulatory information about Memantine to facilitate regulatory review and marketing approval by the Food and Drug Administration, or FDA, and foreign regulatory authorities. Pursuant to this agreement, we will share in future revenues from sales of Memantine for all indications. Memantine has been marketed by Merz in Germany since 1989 with the labeling “dementia syndrome.”

In June 2000, Merz entered into an agreement with Forest Laboratories, Inc. for the development and marketing of Memantine in the United States for the treatment of Alzheimer's disease, neuropathic pain and AIDS-related dementia. In August 2000, Merz entered into a strategic license and cooperation agreement with H. Lundbeck A/S of Copenhagen, Denmark for the further development and marketing of Memantine for the treatment of Alzheimer's disease, neuropathic pain and AIDS-related dementia. Lundbeck acquired exclusive rights to Memantine in certain European markets, Canada, Australia and South Africa, as well as semi-exclusive rights to co-market Memantine with Merz in other markets worldwide, excluding the United States, and Japan, where Merz has granted development rights to Forest and Suntory Ltd., respectively.

In July 2001, Forest initiated the second of two trials necessary for registration of an NDA to the FDA for diabetic neuropathy. This is a large-scale, multi-center, double-blind placebo controlled trial to assess the safety and efficacy of Memantine in the treatment of diabetic neuropathy and is expected to have results in the first half of calendar 2003. We conducted the first such trial with an enrollment of 400 patients and reported positive results in January 2000.

In September 2002, Forest completed a placebo-controlled Phase III study in which a significant benefit was observed when Memantine was combined with donepezil in patients with moderately-severe to severe Alzheimer’s disease. Forest voluntarily withdrew its previously filed New Drug Application, or NDA, and announced that it expected to file a new NDA incorporating the results of this Phase III study by the end of 2002.

Forest is presently conducting three additional placebo-controlled studies in either mild-to-moderate or moderate-to-severe Alzheimer’s disease. The results are expected no earlier than 2003, and are expected to be used as additional evidence of efficacy.

In May 2002, Merz announced that Memantine (Ebixa®) was approved by the regulatory authorities in the European Union for the treatment of Alzheimer’s disease. In July 2002, Merz received a payment from Lundbeck relating to this approval. This triggered a $1.4 million payment to NTI in August 2002 from Merz under our 1998 strategic research and marketing cooperation agreement. NTI will receive royalty payments from certain European countries and the United States once sales commence.

XERECEPT™

We are also developing XERECEPT, a synthetic preparation of the natural human peptide, Corticotropin-Releasing Factor, as a treatment for brain swelling due to brain tumors (peritumoral brain edema). XERECEPT received orphan drug designation for this indication by the FDA. Orphan drug designation provides NTI with seven years market exclusivity and makes NTI eligible to receive Orphan Drug Grants to fund clinical research. We are currently planning a second Phase IIB trial of XERECEPT for peritumoral brain edema, while completing longer term animal toxicity studies as required by the FDA.

In August 2000, we announced that we had signed an option with the University of California, Berkeley to license its patents on corticotropin-releasing hormone (CRH) analogues. The option agreement includes a work plan that will encompass in-vivo models of the hormones to screen CRH-analogues to arrive at the optimum CRH-analogue for clinical purposes.

PRODUCT CANDIDATES

Product/Indication	Development Status	Primary Benefit Sought

MEMANTINE

Diabetic Neuropathic Pain
Phase IIB trial completed by NTI. Results showed statistically significant improvement of 40mg of Memantine over placebo in reducing chronic pain. The FDA accepted trial as one of two pivotal trials. Forest initiated a year-long Phase III trial in July 2001. Results are expected in the first half of calendar 2003.
Treatment of chronic pain associated with diabetic neuropathy.

Mild-to-Moderate Vascular Dementia
Phase III trials completed by Merz in the United Kingdom and France. Results showed significantly improved cognitive abilities compared to patients who received placebo as demonstrated by the Activities of Daily Living and cognitive performance evaluations.
Functional and cognitive improvement.

Moderate-to-Severe Dementia and Alzheimer’s Disease
Phase III trial completed by Merz in the United States showing improvement in functional independence and reduction in required level of care. Forest initiated an additional Phase III trial program in July 2001, which is expected to be completed in 2003.

Merz and Lundbeck obtained drug approval in Europe in May 2002.
Functional and cognitive improvement.

XERECEPT™ (CORTICOTROPIN-RELEASING FACTOR)

Peritumoral Brain Edema	Phase IIB trial is expected to start in the first half of calendar 2003.	Stabilization or improvement of neurological function with substantial dexamethasone sparing.

SCIENTIFIC BACKGROUND

Our therapeutic focus is neuroprotection and neuromodulation: the prevention and treatment of neurological impairment by preserving or restoring neurological function of damaged neurons. We are developing neuroprotective and neuromodulatory agents that may slow or reverse the progressive neurological impairment associated with multiple nervous system disorders, including diabetic neuropathy and brain cancer.

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

PRODUCTS IN DEVELOPMENT

Memantine

Memantine is an orally-available neuromodulatory agent that has been marketed in Germany by Merz since 1989 with the labeling “dementia syndrome.” It is one of a class of agents referred to as NMDA-receptor antagonists. Scientific research has indicated that modulating the NMDA receptor may protect against the neuronal impairment and death associated with a number of medical conditions. Accumulating evidence from various studies indicates that overstimulation of NMDA receptors contributes to the impairment and death of neurons. This occurs in a variety of chronic neurodegenerative diseases, including neuropathic pain, dementia, Alzheimer’s disease, and Huntington’s disease. There are currently no approved neuroprotective treatments for any of the pathologies associated with NMDA-receptor overstimulation.

Estimates are that approximately 1,000,000 patients in the United States suffer from intractable neuropathic pain. Nerve cells in the brain communicate by sending signals to excite or inhibit each other. These signals are initiated by compounds known as neurotransmitters. The principal excitatory neurotransmitter, glutamate, binds to the NMDA receptor embedded in the cell membrane of the neuron. When glutamate binds to the receptor, a channel in the neuron opens which enables charged calcium molecules to flow freely into the neuron. Normally, the influx of calcium triggers chemical reactions that cause the neuron to change its electrical charge and fire a message to neighboring neurons. This basic function of the NMDA receptor is essential for normal movement, sensation, memory, and cognition. In certain medical conditions, glutamate levels surrounding neurons are elevated, which results in overstimulation of the NMDA receptor. In these situations, excessive amounts of calcium enter the neuron, releasing internally stored glutamate into the surrounding area. This glutamate further stimulates NMDAreceptors on neighboring neurons, causing a cascade of neuronal cell impairment and/or death throughout the area, referred to as excitotoxicity.

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

Scientists affiliated with Children’s Hospital of Boston, Massachusetts working on understanding the function of the NMDA receptor found Memantine to modulate the NMDA receptor’s calcium ion channel. Memantine binds uncompetitively to the NMDA receptor and appears to interfere relatively little with normal functioning, while reducing abnormal signals associated with excessive calcium influx. Rather than blocking the NMDA receptor for long periods of time, Memantine appears to restore regulation of the channel to near normal activity, while permitting routine neurotransmission.

The profound psychotic side effects associated with other NMDA receptor antagonists previously evaluated in human clinical trials were virtually absent with Memantine. Merz has carefully documented Memantine’s history of safe clinical use in Germany over years of post-launch clinical experience and active surveillance. In a post-marketing surveillance study sponsored by Merz with 1,420 dementia outpatients treated for up to more than one year, Memantine was rated as having very good to good tolerability in 93.8% of the cases at the end of the observation period.

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

Memantine has been shown to inhibit abnormal pain signals by modulating the NMDA receptor in several animal models of neuropathic pain. Based on the results of these studies, we sponsored and completed in approximately 1998, a 122-patient placebo-controlled Phase IIA human clinical trial of Memantine in patients with neuropathic pain due to diabetes or post-herpetic neuralgia (a complication of shingles). No treatment benefit was observed in patients with post-herpetic neuralgia. However, trends indicating efficacy of Memantine were observed in patients with PDN. The strongest efficacy trend was the reduction of nocturnal pain associated with PDN. Nocturnal pain is a major problem for these patients, frequently leading to insomnia and other associated health and psychological problems. After eight weeks of treatment in our clinical trial, the Memantine-treated subjects had 42% less nocturnal pain than those treated with placebo. The results for the other primary variables of daytime pain and pain relief, although not statistically significant, exhibited consistent trends representative of analgesic benefit with Memantine compared to placebo.

In July 2001, Forest initiated an additional year-long, large-scale, multi-center, double-blind placebo controlled trial to assess the safety and efficacy of Memantine in the treatment of diabetic neuropathy. Results of this trial are expected in the first half of calendar 2003.

Agreement with Merz and Additional Indications

In April 1998, we entered into a strategic research and marketing cooperation agreement with Merz and a new revenue sharing partnership with Children’s Medical Center Corporation to further the clinical development and commercialization of Memantine. Pursuant to this agreement, Children’s Medical Center Corporation terminated our existing license for AIDS-related dementia and neuropathic pain and granted exclusive rights to Merz. NTI and Merz share scientific, clinical and regulatory information about Memantine, particularly safety data, to facilitate regulatory review and marketing approval by the FDA and foreign regulatory authorities. Pursuant to the agreement with Merz, NTI will share in future revenues from sales of Memantine for all indications.

XERECEPT (Human Corticotropin-Releasing Factor)

XERECEPT is our synthetic preparation of the human peptide Corticotropin-Releasing Factor (hCRF) which we are developing as a treatment for brain swelling due to brain tumors (peritumoral brain edema). There is clinical evidence that XERECEPT may be a safer treatment than synthetic corticosteroids, which are associated with serious adverse side effects including muscle wasting, weight gain, immunosuppression, osteoporosis, hyperglycemia, glaucoma and psychosis. Results from our preclinical studies and pilot human clinical trials have demonstrated the compound’s potential to reduce swelling in brain tissue and to be well-tolerated and apparently safe. Thus, XERECEPT has the potential to significantly improve the quality of life for brain cancer patients with dysfunction due to brain swelling. In the United States, approximately 30,000 patients are diagnosed every year with brain tumors. Patients with this condition are in need of a safe alternative to corticosteroids, which have serious adverse effects at the high, chronic doses required for efficacy.

The FDA has approved our application for orphan drug designation for XERECEPT to treat this unmet medical need. Orphan drug designation provides us with seven years market exclusivity and makes us eligible to receive federal funds for clinical research under the Orphan Drug Grant Program.

hCRF is a natural neuroendocrine peptide hormone found in humans both centrally (within the brain) and peripherally (outside the brain). Researchers discovered anti-edema effects of hCRF through systemic administration. Additionally XERECEPT has been shown to have anti-neoplastic properties. Research by our scientific collaborators has revealed that XERECEPT significantly reduces edema, or swelling of damaged tissue, in animal models. Edema is a condition characterized by swelling after tissue injury when fluid, plasma proteins, and white blood cells flow from small blood vessels into the surrounding tissues, further contributing to the destruction of these tissues. Our preclinical studies have shown that XERECEPT reduces the flow of fluid through blood vessels at sites of traumatic tissue injury. Specifically, these studies have shown that XERECEPT injected systemically into animals can reduce brain edema after injury, brain edema associated with cancer tumors, and swelling in muscle tissue following surgical trauma.

Product Development Status

Peritumoral Brain Edema

We have been evaluating XERECEPT for the treatment of cerebral edema caused by brain tumors. In these patients, the tumor promotes increased permeability of the small blood vessels in the brain, which results in the excess flow of fluids into the brain, swelling of brain tissue, and a consequent impairment of neurological function. Current treatment of peritumoral brain edema, primarily corticosteroids, results in serious adverse side effects at the high chronic doses required for efficacy. Reactions can include muscle wasting, weight gain, immunosuppression, osteoporosis, hyperglycemia, glaucoma, psychosis and other potentially dose-limiting side effects.

Additional benefits of hCRF in patients with brain tumors have been demonstrated in laboratory testing. To date six pre-clinical studies with CRF have demonstrated an anti-cancer effect by inhibiting new cell growth. One recent publication has shown that CRF induces programmed cell death which may represent one of the underlying mechanisms for the anti-neoplastic effects observed with CRF. It is of interest to note that dexamethasone, the drug of choice for peritumoral brain edema, has been shown to interfere with this programmed cell death in malignant glioma (brain) cells making them less resistant to chemotherapy and radiation.

Although endogenous hCRF is involved in stimulating the release of natural corticosteroids, studies sponsored by us have shown that XERECEPT exerts its anti-edema action independent of cortisol release when administered systemically.

Based on the pharmacologic profile of XERECEPT, there is evidence that the compound may be efficacious without the adverse side effects associated with current therapies. There is also evidence that XERECEPT may enhance radiation therapy, whereas cortisols appear to interfere with this conventional brain tumor therapy. XERECEPT has been safely administered to several hundred healthy volunteers and patients according to numerous studies published by third parties. In human clinical trials sponsored by us, XERECEPT was well tolerated and appeared to be safe in more than 230 courses of treatment.

Results from pilot human clinical trials previously sponsored by us demonstrated the potential of XERECEPT to reduce swelling of brain tissue and to be well-tolerated and apparently safe. We are currently planning a Phase IIB trial of XERECEPT for peritumoral brain edema, which is expected to begin in the first half of fiscal 2003.

COMPETITION

Competition in the biopharmaceutical industry is intense and is expected to increase. There are other therapies under development for each of our therapeutic targets and the development and sale of drugs for the treatment of the therapeutic targets that we and our collaborative partners are pursuing is highly competitive. We may not be able to develop products that will be as efficacious or as cost-effective as currently-marketed products and, because our license to certain XERECEPT™ patent rights is non-exclusive, others may develop competing products using the same compound. Consequently, others may develop, manufacture and market products that could compete with those that we are developing.

We and our collaborative partners will face intense competition from pharmaceutical, chemical and biotechnology companies both in the United States and abroad. Companies that complete clinical trials, obtain required regulatory approvals and first commence commercial sales of their products before their competitors may achieve a significant competitive advantage. In addition, significant levels of research in biotechnology and medicine occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results.

SUPPLIERS

Merz and Forest have the responsibility of supplying Memantine for their clinical trials.

XERECEPT has been manufactured by established methods using chemical synthesis to our specifications. We performed audits on our contractors who supplied XERECEPT to assess compliance with the current Good Manufacturing Practice, or cGMP, regulations. Alternative cGMP suppliers of the bulk drugs and of finished dosage form products are available to us. We currently have no plans to build or develop an in-house manufacturing capability.

We face certain risks by outsourcing manufacturing, including:

•	the delay of our preclinical and human clinical testing if our contractors are unable to supply sufficient quantities of product candidates manufactured in accordance with cGMP on acceptable terms;

•	the delay of market introduction and subsequent sales if we encounter difficulties establishing relationships with manufacturers to produce, package and distribute products; and

•	adverse effects on FDA pre-market approvals of potential products and contract manufacturers if they do not adhere to cGMP regulations.

Because of these risks, our dependence on third parties for the manufacture of products may adversely affect our results of operations and our ability to develop and deliver products on a timely and competitive basis.

PATENTS AND PROPRIETARY TECHNOLOGY

In April 1998, in connection with our agreement with Merz, our exclusive license from Children’s Medical Center Corporation to a series of patents and patent applications relating to certain non-ophthalmic uses of Memantine was terminated. Merz holds rights to those uses under licenses from Children’s Medical Center Corporation.

We hold non-exclusive worldwide licenses to four issued U.S. patents covering the composition of matter of XERECEPT and various analogues, together with certain foreign patents and patent applications. Because of the non-exclusivity of the four issued U.S. patents, others may develop, manufacture and market products that could compete with those we develop. We also have exclusive rights to four issued patents and one patent application covering certain uses of XERECEPT and analogues. We are responsible for the costs of prosecuting the patent applications related to XERECEPT for which we have exclusive rights. In addition to the patents and pending applications we have licensed from others, we hold U.S. Patent No. 5,870,430 which covers certain liquid formulations of hCRF and hCRF-related peptides.

In August 2000, we signed an option with the University of California, Berkeley for its patents on corticotropin-releasing hormone analogues. The option agreement includes a work plan that will encompass in- vivo models of the hormones to screen CRH-analogues to arrive at the optimum CRH-analogue for clinical purposes.

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

A number of pharmaceutical and biotechnology companies and research institutions have developed competing technologies and may have patent rights that conflict with our patent rights. If such a conflict were to develop, the scope of our patent rights could be limited and we may be unable to obtain additional patent rights needed to permit the continuing use of the subject technologies.

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

Typically, human clinical evaluation involves a time-consuming and costly three-phase process:

•	In Phase I, a company conducts clinical trials with a small number of subjects to determine a drug’s early safety profile and its pharmacokinetic pattern.

•
In Phase II, a company conducts clinical trials with groups of patients afflicted with a specific disease in order to determine preliminary effectiveness, optimal dosages and further evidence of safety.

•
In Phase III, a company conducts large-scale, multi-center, comparative trials with patients afflicted with a target disease in order to provide enough data to demonstrate the effectiveness and safety required by the FDA prior to commercialization.

The FDA closely monitors the progress of each phase of clinical testing. The FDA may, at its discretion, re-evaluate, alter, suspend, or terminate testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to patients.

The results of the preclinical and clinical testing are submitted to the FDA in the form of a new drug application, or NDA, for approval prior to commercialization. In responding to an NDA, the FDA may grant marketing approval, request additional information, or deny the application. Failure to receive approval for any of our potential products would have a material adverse effect on us. Among the requirements for product approval is the requirement that each domestic manufacturer of the product conform to the FDA’s current Good Manufacturing Practice, or cGMP, regulations, which must be followed at all times. Compliance with the cGMP regulations requires that manufacturers continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

Once the sale of a product is approved, FDA regulations continue to govern the manufacturing process and marketing activities. A post-marketing testing and surveillance program may be required to continuously monitor a product’s usage and effects in patients. Product approvals may be suspended or withdrawn if compliance with regulatory standards is not maintained.

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

Fulfillment of regulatory requirements for marketing human therapeutics typically takes many years and varies substantially based on the type, complexity, and novelty of the drug for which approval is sought. Government regulation may:

•	delay for a considerable period of time or prevent marketing of any product that we may develop; and/or

•	impose costly procedures upon our activities.

Either of these effects of government regulation may provide an advantage to our competitors.

For products we develop, we may not receive FDA or other regulatory approval on a timely basis or at all. Any delay in obtaining, or failure to obtain, required approvals would adversely affect the marketing of our proposed products and our ability to earn product revenues or royalties.

In addition, success in preclinical or early stage clinical trials does not assure success in later-stage clinical trials. As with any regulated product, additional government regulations may be instituted which could delay regulatory approval of our potential products. Additional government regulations that might result from future legislation or administrative action cannot be predicted.

EMPLOYEES

As of June 30, 2002, we employed 11 people, 5 of whom are full-time employees.

We use consultants to complement our staffing. Our employees are not subject to any collective bargaining agreements, and we regard our relations with employees to be good.

ITEM 2.      PROPERTIES

Our executive offices occupy approximately 4,333 square feet in Richmond, California, pursuant to a lease that will expire July 2003. The lease is renewable for two additional one-year periods. We believe that our facilities are adequate to meet our needs for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

Currently we are not a party to any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2002.

PART II.

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our common stock commenced trading on Nasdaq Stock Market’s Over-the-Counter (OTC) Bulletin Board in February 1998. In July 2000, our common stock ceased trading on the OTC Bulletin Board and began trading on the Nasdaq SmallCap Market under the symbol “NTII.” The following table sets forth the high and low closing prices of our common stock as reported by OTC Bulletin Board and the Nasdaq SmallCap Market for the two most recent fiscal years.

Fiscal 2001	High	Low
First Quarter	$11.00	$5.94
Second Quarter	$7.88	$3.47
Third Quarter	$5.00	$1.84
Fourth Quarter	$3.44	$1.56

Fiscal 2002	High	Low
First Quarter	$4.53	$2.57
Second Quarter	$5.32	$2.90
Third Quarter	$5.14	$3.74
Fourth Quarter	$5.00	$2.10

As of June 30, 2002, there were approximately 252 holders of record of our common stock and 17,783,571 shares of common stock outstanding. No dividends have been paid on the common stock since our inception, and we do not anticipate paying any dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth certain financial data with respect to our business. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the financial statements and related notes thereto in Item 8.

	Year Ended June 30,					Period from August 27, 1987 (inception) through
	2002	2001	2000	1999	1998	June 30, 2002
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$—	$4,781	$—	$100	$2,100	$7,031
Expenses:
Research and development	2,013	1,194	1,896	2,780	2,026	30,172
General and administrative	2,637	2,556	1,380	1,059	2,347	17,970

Total expenses	4,650	3,750	3,276	3,839	4,373	48,142

Operating income (loss)	(4,650)	1,031	(3,276)	(3,739)	(2,273)	(41,111)
Interest income, net	342	599	161	47	100	3,281

Income (loss) before income tax	(4,308)	1,630	(3,115)	(3,692)	(2,173)	(37,830)
Income tax benefit (provision)	42	(42)	—	—	—	—

Net income (loss)	$(4,266)	$1,588	$(3,115)	$(3,692)	$(2,173)	$(37,830)

Basic net income (loss) per share	$(.24)	$.10	$(.27)	$(.49)	$(.32)

Diluted net income (loss) per share	$(.24)	$.08	$(.27)	$(.49)	$(.32)

Weighted average shares of common stock outstanding—basic	17,570	16,532	11,461	7,555	6,862

Weighted average shares of common stock outstanding—diluted	17,570	21,071	11,461	7,555	6,862

	June 30,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$5,694	$10,182	$8,554	$201	$2,021
Working capital (deficit)	5,043	9,806	7,886	(890)	1,582
Total assets	7,665	11,458	8,683	249	2,133
Total current liabilities	1,052	762	769	1,135	498
Deficit accumulated during development stage	(37,830)	(33,564)	(35,152)	(32,037)	(28,345)
Stockholders’ equity (deficit)	6,613	10,696	7,913	(886)	1,636

Selected quarterly financial information is summarized below:

	Fiscal 2002
	September 30	December 31	March 31	June 30	Total
	(in thousands, except per share amounts) (Unaudited)
Quarterly Results of Operations
Total revenue	$—	$—	$—	$—	$—
Research and development	(256)	(361)	(504)	(892)	(2,013)
General and administrative	(500)	(529)	(657)	(951)	(2,637)
Interest income	117	93	72	60	342

Loss before income taxes	(639)	(797)	(1,089)	(1,783)	(4,308)
Income tax benefit	—	—	42	—	42

Net loss	$(639)	$(797)	$(1,047)	$(1,783)	$(4,266)

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.06)	$(0.10)	$(0.24)

Weighted average shares of common stock outstanding—basic and diluted	17,504	17,508	17,565	17,691	17,570

	Fiscal 2001
	September 30	December 31	March 31	June 30	Total
	(in thousands, except per share amounts) (Unaudited)
Quarterly Results of Operations
Total revenue	$—	$2,531	$—	$2,250	$4,781
Research and development	(236)	(318)	(451)	(189)	(1,194)
General and administrative	(529)	(591)	(808)	(628)	(2,556)
Interest income	147	166	152	134	599

Loss before income taxes	(618)	1,788	(1,107)	1,567	1,630
Income tax expense	—	—	—	(42)	(42)

Net loss	$(618)	$1,788	$(1,107)	$1,525	$1,588

Basic net loss per common share	$(0.04)	$0.11	$(0.07)	$0.09	$0.10

Diluted net loss per common share	$(0.04)	$0.08	$(0.07)	$0.08	$0.08

Weighted average shares of common stock outstanding—basic	16,104	16,104	16,506	17,328	16,532

Weighted average shares of common stock outstanding—diluted	16,104	21,649	16,506	20,108	21,071

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties, including those discussed under the caption “Factors that May Affect Future Results” below and elsewhere in this Annual Report on Form 10-K. Actual results may differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

OVERVIEW

We are an emerging drug development company focused on the clinical development and regulatory approval of neuroscience drugs. We are developing neuroprotective and neuromodulatory agents to treat progressive neurological impairments characteristic of various nervous system disorders, including diabetic neuropathy and brain cancer. Our strategy is to in-license and develop early-stage drug candidates that target major medical needs and that may be rapidly commercialized.

Except for fiscal 2001, we have incurred significant losses each year since our inception. As of June 30, 2002, our deficit accumulated during the development stage was $37.8 million and total stockholders’ equity was $6.6 million. We expect to incur additional operating losses over at least the next year as we continue to expand our research and development efforts.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates in the financial statements include, but are not limited to, accrued but unbilled expenses in clinical trials, outside experts and consultants and useful lives of property and equipment for depreciation calculations.

RESULTS OF OPERATIONS

REVENUES.    In fiscal 2002, we had no revenue. In fiscal 2001, we had revenue of $4,781,000, which consisted of license fee payments from Merz Pharmaceuticals GmbH representing our portion of the payments received by Merz pursuant to its agreements with its marketing partners. In fiscal 2000, we had no revenue. We expect near-term revenues to fluctuate depending upon the ability of Merz to market Memantine, to enter into additional agreements with marketing partners and the amounts of payments related to such agreements.

RESEARCH AND DEVELOPMENT EXPENSES.    Research and development expenses were $2,013,000 in fiscal 2002, compared to $1,194,000 in fiscal 2001 and $1,896,000 in fiscal 2000. The increase in fiscal 2002 was primarily due to cost associated with the initiation of toxicology studies and manufacturing of XERECEPT. The decrease from fiscal 2000 to fiscal 2001 was primarily due to the absence of any ongoing clinical costs other than the remaining cost for patient data analysis relating to our Memantine clinical trials. We expect that our research and development expenditures will increase in future years to support product development activities and clinical trials. The rate of increase will depend on a number of factors, including the results of our research and development efforts and clinical trials.

Our two product candidates, Memantine and XERECEPT™, have completed or are in Phase II or Phase III human clinical testing. Set forth in Item 1 of this Report is a complete description of the status and anticipated timing of the clinical trials for each of these candidates. To date, we have incurred costs of approximately $8.8 million in the development of Memantine and $13.9 million in the development of XERECEPT. All future costs for the development and commercialization of Memantine will be borne by Merz and its marketing partners, Forest and Lundbeck. We are currently unable to estimate the costs of completing human clinical trials for XERECEPT due to the uncertainties inherent in conducting clinical trials and seeking regulatory approval for a drug candidate.

Research and development expenditures are charged to operations, as incurred. Research and development expenses, including direct and allocated expenses, consist of independent research and development costs and costs associated with sponsored research and development.

GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses were $2,637,000 in fiscal 2002, compared to $2,556,000 in fiscal 2001, and $1,380,000 in fiscal 2000. The increase from fiscal 2001 to fiscal 2002 was primarily due to an increase in employee cost and professional services expense. The increase from fiscal 2000 to fiscal 2001 was primarily due to an increase in rent expense, employee bonuses, and activities relating to seeking financing and corporate partnerships.

INTEREST INCOME.    Interest income was $343,000 in fiscal 2002, compared to $599,000 in fiscal 2001 and $161,000 in fiscal 2000. The decrease from fiscal 2001 to fiscal 2002 was primarily due to lower average interest rates and lower average invested cash balances. The increase from fiscal 2000 to fiscal 2001 was due to higher average cash balances as a result of a private placement of our securities in November 1999 and April 2000 and revenue payments received from Merz in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since our founding in 1987, we have applied a majority of our resources to research and development programs and have generated only limited operating revenue. Except for fiscal 2001, we have incurred losses in each year since our inception and we expect to continue to incur losses in the future due to ongoing research and development efforts.

We believe that our available cash and cash equivalents and investments of $7,259,000 as of June 30, 2002 are adequate to fund our operations through at least the next twelve months. In addition, we received $1,400,000 in August 2002, which represented a license fee payment from Merz pursuant to Merz’s agreement with its marketing partner in Europe. We expect to incur ongoing costs in fiscal 2003 primarily for Phase IIB and Phase III clinical trials of XERECEPT™ and CRH-analogues and related administrative support. Merz and Merz’s marketing partners will pay all future development costs of Memantine.

Our operating activities (used) provided cash of $(3,234,000) in fiscal 2000, $1,372,000 in fiscal 2001 and $(3,913,000) in fiscal 2002. Sources and uses of cash in operating activities were primarily derived from net operating income (losses).

Net cash (used in) provided by investing activities was $(1,256,000) in fiscal 2000, $(6,213,000) in fiscal 2001 and $452,000 in fiscal 2002. The cash provided in fiscal 2002 primarily represented maturities of investments of $1,700,000, less purchases of investments of $1,248,000. The cash used in 2001 and 2000 primarily represented purchases of investments, less maturities of investments.

Financing activities provided cash of $11,617,000 in 2000, $1,140,000 in fiscal 2001 and $111,000 in fiscal 2002. The amounts primarily consist of the net proceeds we received from the sale of common stock and issuances of common stock upon exercise of stock options and warrants.

We may seek to raise additional funds when market conditions permit. However, there can be no assurance that funding would be available or that, if available, on acceptable terms. Our future capital requirements will depend on a number of factors, including:

•	the amount of payments received from marketing agreements for Memantine;

•	the amount of royalties received from Merz for future sales of Memantine;

•	the progress of our clinical development programs;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights;

•	the acquisition or licensing of new drug candidates;

•	competing technological and market developments;

•	our ability to establish collaborative relationships; and

•	the development of commercialization activities and arrangements.

Our future contractual obligations are related to our facility lease. Effective August 1, 2002, we entered into a lease agreement for the Company’s current premises. The minimum payment is approximately $89,000 for the one year term of the lease, which will expire July 2003. The lease is renewable for two additional one year periods.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued FAS 141, “Business Combinations” (FAS 141). FAS 141 supersedes APB 16, “Business Combinations,” and FAS 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” FAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.

In July 2001, the FASB issued FAS 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 supersedes APB 17, “Intangible Assets,” and requires the discontinuance of goodwill amortization. In addition, FAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. FAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The Company does not expect the adoption of FAS 142 to have a material effect on its financial condition or results of operations.

In October 2001, the FASB issued FAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (FAS 144), which supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (FAS 121). FAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, FAS 144 retains the fundamental provisions of FAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of FAS 144 to have a material effect on its financial condition or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our product candidates are based on new technologies and therefore are subject to numerous inherent risks of failure.

Our product candidates are based on new and relatively unproven technologies. As a result, these candidates face numerous risks of failure, including the possibility that these candidates may:

•	be found to be unsafe, ineffective or toxic;

•	fail to receive necessary regulatory clearances;

•	if approved, be difficult to manufacture on a large scale or be uneconomical to market;

•	be precluded from marketing by us or our marketing partners due to the proprietary rights of third parties; and

•	not be successful because third parties market or may market superior or equivalent products.

Further, our development activities may not result in any commercially viable products. Although Merz has received approval to market Memantine for the treatment of Alzheimer’s disease in Europe, Merz and its marketing partners may not receive approval to market Memantine for Alzheimer’s disease in the United States or elsewhere, or to market Memantine for other indications. Recently, Forest announced the voluntary withdrawal of its previously filed NDA for the use of Memantine in treating Alzheimer’s disease. Although Forest stated that it expects to file a new NDA incorporating the results of an additional Phase III study by the end of 2002, further delays or the failure to obtain regulatory approvals would adversely affect our revenues.

We are dependent on Merz and its marketing partners Forest and Lundbeck for the successful commercialization of Memantine.

We had no revenues in fiscal 2002. All of our revenues in fiscal 2001 and to date in fiscal 2003 have been license fees from Merz related to our portion of payments received by Merz pursuant to its agreements with Forest and Lundbeck, its marketing partners. The only revenues that we expect to receive in the foreseeable future are our share of payments received by Merz from Forest and Lundbeck, and royalties on Memantine sales made by Merz or its marketing partners. Although Merz has received approval to market Memantine for Alzheimer’s disease in Europe, we are not entitled to receive royalty payments for Memantine sales for Alzheimer’s disease in certain European countries and any commercialization efforts in these markets would not directly benefit the Company. If Merz is unable to successfully commercialize Memantine, or if Memantine is not commercialized for indications or in markets where we are entitled to royalty payments, our revenues would be adversely affected.

Under certain circumstances, Merz can terminate our agreement upon six months’ notice. The termination of our agreement with Merz or any failure by Merz or its partners to successfully commercialize Memantine after its development would have a material adverse effect on our business, financial conditions and results of operations.

Other than Memantine, we have one potential product that is in clinical development and we may not develop another candidate product that will receive required regulatory approval or be successfully commercialized.

We are still a development-stage company and, except for Memantine which was recently approved for marketing in Europe for the treatment of Alzheimer’s disease, we have only one product, XERECEPT, in clinical development. The results of our pre-clinical studies and early-stage clinical trials are not necessarily indicative of those that will be obtained upon further clinical testing of XERECEPT in later-stage clinical trials. It is possible that XERECEPT will not receive regulatory approval or will not be successfully commercialized.

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

We have agreements and licenses with third parties that require us to meet certain due diligence obligations, provide regular reports and make royalty and other payments to such parties. Our failure to satisfy these obligations could cause us to lose rights to technology or data under these agreements.

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

Each person currently employed by us serves an essential function. We currently employ five persons full-time and six persons part-time. Any further reduction in force could impair our ability to manage ongoing clinical trials and may have a material adverse effect on our operations.

The market price of our common stock has been, and is likely to continue to be, highly volatile.

The average daily trading volume of our common stock during fiscal 2002 has been low compared to that of other biopharmaceutical companies. Because of our relatively low trading volume, our stock price can be highly volatile.

Factors that may affect the volatility of our stock price include:

•	the results of pre-clinical studies and clinical trials by us, Merz or its marketing partners or our competitors;

•	other evidence of the safety or efficacy of our products, or those of Merz or its marketing partners or our competitors;

•	announcements of technological innovations or new therapeutic products by us or our competitors;

•	developments in patent or other proprietary rights of us or our competitors, including litigation;

•	fluctuations in our operating results;

•	government regulation and health care legislation; and

•	market conditions for life science companies’ stocks in general.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of June 30, 2002, the fair value of our investments was $7.0 million and approximately 78% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk. We do not use or hold derivative financial instruments.

ITEM 8.     FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Neurobiological Technologies, Inc.

We have audited the accompanying balance sheets of Neurobiological Technologies, Inc. ( a development stage company) as of June 30, 2002 and 2001, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2002, and for the period from August 27, 1987 (inception) through June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neurobiological Technologies, Inc. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, and for the period from August 27, 1987 (inception) through June 30, 2002, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST &YOUNG LLP

Palo Alto, California
August 9, 2002

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(a development stage company)

BALANCE SHEETS

	June 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$277,062	$3,626,700
Short-term investments	5,417,434	6,555,575
Interest receivable	155,896	132,044
Prepaid expenses and other current assets	244,534	253,827

Total current assets	6,094,926	10,568,146
Long-term investments	1,564,598	861,313
Property and equipment, net	5,456	28,820

	$7,664,980	$11,458,279

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$611,021	$92,008
Accrued expenses	441,256	628,210
Income taxes payable	—	41,831

Total current liabilities	1,052,277	762,049

Commitments

Stockholders’ equity:
Convertible Series A Preferred stock, $.001 par value, 5,000,000 shares authorized, 2,332,000 issued in series, 1,372,000 and 1,582,000 outstanding at June 30, 2002 and 2001, respectively (aggregate liquidation preference of $686,000 at June 30, 2002)	686,000	791,000
Common stock, $.001 par value, 35,000,000 shares authorized, 17,783,571 and 17,503,699 outstanding at June 30, 2002 and 2001, respectively	43,876,705	43,660,557
Deferred stock compensation	(136,876)	(191,626)
Deficit accumulated during development stage	(37,830,056)	(33,563,701)
Accumulated other comprehensive income	16,930	—

Total stockholders’ equity	6,612,703	10,696,230

	$7,664,980	$11,458,279

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(a development stage company)

STATEMENTS OF OPERATIONS

	Year ended June 30,			Period from August 27, 1987 (inception) through June 30, 2002
	2002	2001	2000
REVENUES:
License	$—	$4,781,250	$—	$6,881,250
Grant	—	—	—	149,444

Total revenue	—	4,781,250	—	7,030,694
EXPENSES:
Research and development	2,013,403	1,193,731	1,896,023	30,171,843
General and administrative	2,637,332	2,556,272	1,379,708	17,969,884

Total expenses	4,650,735	3,750,003	3,275,731	48,141,727

Operating income (loss)	(4,650,735)	1,031,247	(3,275,731)	(41,111,033)
Interest income, net	342,549	598,975	160,999	3,280,977

Income (loss) before income tax (expense) benefit	(4,308,186)	1,630,222	(3,114,732)	(37,830,056)
Income tax (expense) benefit	41,831	(41,831)	—	—

NET INCOME (LOSS)	$(4,266,355)	$1,588,391	$(3,114,732)	$(37,830,056)

BASIC NET INCOME (LOSS) PER SHARE	$(0.24)	$0.10	$(0.27)

Shares used in basic net income (loss) per share calculation	17,569,923	16,531,649	11,460,599

DILUTED NET INCOME (LOSS) PER SHARE	$(0.24)	$0.08	$(0.27)

Shares used in diluted net income (loss) per share calculation	17,569,923	21,070,598	11,460,599

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock		Deferred Stock Compensation	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Period from August 27, 1987 (inception) through June 30, 1999
Issuance of common stock	—	$—	740,863	$1,616,706	$—	$—	$—	$1,616,706
Issuance of warrants to purchase 304,786 shares of common stock	—	—	—	43,290	—	—	—	43,290
Issuance of common stock and warrants at $0.55 per unit	—	—	1,010,410	555,725	—	—	—	555,725
Issuance of common stock for services and license rights	—	—	88,248	120,875	—	—	—	120,875
Issuance of common stock upon exercise of options and warrants	—	—	232,119	296,421	—	—	—	296,421
Issuance of common stock under employee stock purchase plan	—	—	75,023	164,974	—	—	—	164,974
Issuance of 2,332,000 shares of Series A preferred stock and warrants at $2.50 per unit, net of issuance costs	2,332,000	1,166,000	—	—	—	—	—	1,166,000
Issuance of 5,691,000 shares of Series A preferred stock, net of issuance costs	5,691,000	5,573,194	—	—	—	—	—	5,573,194
Issuance of 2,657,881 shares of Series B preferred stock, net of issuance costs	2,657,881	1,653,888	—	—	—	—	—	1,653,888
Conversion of preferred stock in connection with the initial public offering	(8,348,881)	(7,227,082)	1,046,912	7,227,082	—	—	—	—
Issuance of common stock at $8.00 per share in connection with initial public offering net of issuance costs	—	—	1,840,000	12,817,000	—	—	—	12,817,000
Issuance of common stock at $3.25 per share in connection with public offering net of issuance costs	—	—	2,530,000	7,143,279	—	—	—	7,143,279
Net loss and comprehensive loss	—	—	—	—	—	(32,037,360)	—	(32,037,360)

Balances at June 30, 1999	2,332,000	1,166,000	7,563,575	29,985,352	—	(32,037,360)	—	(886,008)

(continued on following page)

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)
	Convertible Preferred Stock		Common Stock		Deferred Stock Compensation	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at June 30, 1999	2,332,000	$1,166,000	7,563,575	$29,985,352	$—	$(32,037,360)	—	$(886,008)
Issuance of common stock and warrants at $4.00 per unit, net of issuance costs	—	—	5,434,700	4,051,898	—	—	—	4,051,898
Issuance of common stock at $5.30 per unit, net of issuance costs	—	—	1,200,000	5,727,400	—	—	—	5,727,400
Issuance of common stock upon exercise of options and warrants	—	—	1,357,278	2,017,635	—	—	—	2,017,635
Options granted to consultants for services rendered	—	—	—	70,200	—	—	—	70,200
Deferred stock compensation	—	—	—	273,750	(273,750)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	27,374	—	—	27,374
Conversion of preferred stock to common stock	(50,000)	(25,000)	50,000	25,000	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	41,844	19,583	—	—	—	19,583
Net loss and comprehensive loss	—	—	—	—		(3,114,732)	—	(3,114,732)

Balances at June 30, 2000	2,282,000	1,141,000	15,647,397	42,170,818	(246,376)	(35,152,092)	—	7,913,350

Issuance of common stock upon exercise of options and warrants	—	—	1,129,925	1,115,945	—	—	—	1,115,945
Amortization of deferred stock compensation	—	—	—	—	54,750	—	—	54,750
Conversion of preferred stock to common stock	(700,000)	(350,000)	700,000	350,000	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	26,377	23,794	—	—	—	23,794
Net income and comprehensive income	—	—	—	—	—	1,588,391	—	1,588,391

Balances at June 30, 2001	1,582,000	791,000	17,503,699	43,660,557	(191,626)	(33,563,701)	—	10,696,230

Issuance of common stock upon exercise of warrants	—	—	58,000	80,500	—	—	—	80,500
Amortization of deferred stock compensation	—	—	—	—	54,750	—	—	54,750
Conversion of preferred stock to common stock	(210,000)	(105,000)	210,000	105,000	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	11,872	30,648	—	—	—	30,648
Comprehensive loss:
Net loss	—	—	—	—	—	(4,266,355)	—	(4,266,355)
Unrealized gain on securities	—	—	—	—	—	—	16,930	16,930

Total comprehensive loss								(4,249,425)

Balances at June 30, 2002	1,372,000	$686,000	17,783,571	$43,876,705	$(136,876)	$(37,830,056)	$16,930	$6,612,703

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS

	2002	2001	2000	Period from August 27, 1987 (inception) through June 30, 2002
Operating Activities
Net income (loss)	$(4,266,355)	$1,588,391	$(3,114,732)	$(37,830,056)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,364	22,481	6,018	690,069
Gain on sale of property and equipment	—	(1,500)	—	(1,500)
Amortization of deferred stock compensation	54,750	54,750	27,374	136,874
Issuance of common stock, options and warrants for license rights and services	—	—	70,200	209,975
Changes in assets and liabilities:
Interest receivable	(23,852)	(73,424)	(58,620)	(155,896)
Prepaid expenses and other current assets	9,293	(211,530)	1,536	(244,534)
Accounts payable and accrued expenses	290,228	7,344	(165,446)	1,052,277

Net cash provided by (used in) operating activities	(3,912,572)	1,371,824	(3,233,670)	(36,142,791)

Investing Activities
Purchase of investments	(1,248,214)	(11,742,170)	(1,225,592)	(48,055,654)
Maturities of investments	1,700,000	5,550,874	—	41,090,552
Purchases of property and equipment	—	(23,523)	(30,000)	(412,463)
Proceeds from sale of property and equipment	—	1,500	—	1,500
Additions to patents and licenses	—	—	—	(283,062)

Net cash provided by (used in) investing activities	451,786	(6,213,319)	(1,255,592)	(7,659,127)

Financing Activities
Payment of note payable	—	—	(200,000)	(200,000)
Proceeds of short-term borrowings	—	—	—	435,000
Issuance of common stock, net	111,148	1,139,739	11,816,516	35,685,898
Issuance of preferred stock, net	—	—	—	8,158,082

Net cash provided by financing activities	111,148	1,139,739	11,616,516	44,078,980

Increase (decrease) in cash and cash equivalents	(3,349,638)	(3,701,756)	7,127,254	277,062
Cash and cash equivalents at beginning of period	3,626,700	7,328,456	201,202	—

Cash and cash equivalents at end of period	$277,062	$3,626,700	$7,328,456	$277,062

Supplemental Disclosures:
Conversion of short-term-borrowings to Series A preferred stock	$—	$—	$—	$235,000

Conversion of preferred stock to common stock	$105,000	$350,000	$25,000	$7,707,082

Deferred stock compensation related to options granted	$—	$—	$273,750	$273,750

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 1.    Description of Business And Summary of Significant Accounting Policies

Description of Business

Neurobiological Technologies, Inc. (“NTI®”, “we”, or the “Company”) is an emerging drug development company focused on the clinical evaluation and regulatory approval of neuroscience drugs. The Company’s strategy is to in-license and develop early-stage drug candidates that target major medical needs and which can be rapidly commercialized. The Company’s experienced management team oversees the human clinical trials necessary to establish preliminary evidence of efficacy and seeks partnerships with pharmaceutical and biotechnology companies to complete development and marketing of our product candidates.

The Company’s principal activities to date involve research and development of drug delivery systems using proprietary technology, in-licensing of a product candidate, recruiting key personnel, establishing a manufacturing process and raising capital to finance its development operations. The Company is classified as a development stage company.

In the course of our development activities, we have incurred significant losses and, although the Company was profitable in the year ended June 30, 2001, it will likely incur additional losses in the year ending June 30, 2003. The Company may seek to raise additional funds whenever market conditions permit. However, there can be no assurance that funding will be available from any of these sources, or, if available, that it will be available on acceptable terms. If the Company is not able to raise adequate funds, it may be required to delay, scale back, or terminate its clinical trials or to obtain funds through entering into arrangements with collaborative partners or others.

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

Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. All of the Company's investment securities are classified as available for sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

gains and losses reported as a component of stockholders’ equity. Realized gains or losses, amortization of premiums, accretion of discounts and earned interest are included in investment income. The cost of securities when sold is based upon specific identification.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective asset, generally two to seven years.

Net Income (loss) per Share

Basic and diluted earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted earnings per share includes the impact of potentially dilutive securities. As the Company’s potentially dilutive securities (stock options, warrants, and convertible preferred stock) were anti-dilutive for the years ended June 30, 2002 and 2000, they have been excluded from the computation of weighted-average shares used in computing diluted net loss per share for the years ended June 30, 2002 and 2000.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2002	2001	2000
Net income (loss) attributable to common stockholders	$(4,266)	$1,588	$(3,115)

Weighted-average shares outstanding:
Denominator for basic earnings per share	17,570	16,532	11,461
Common stock equivalents:
—stock options	—	779	—
—warrants	—	1,682	—
—convertible preferred stock	—	2,078	—

Denominator for diluted earnings per share	17,570	21,071	11,461

Net income (loss) per share:
Basic	$(0.24)	$0.10	$(0.27)

Diluted	$(0.24)	$0.08	$(0.27)

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations because the alternative fair value accounting provided under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Stock-based compensation arrangements to non-employees are accounted for in accordance with FAS 123, EITF 96-18, and related Interpretations, using a fair value approach, and the compensation costs of such arrangements are subject to re-measurement over their vesting terms, as earned.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income” (FAS 130), we are required to display comprehensive income (loss) and its components as part of our complete set of financial statements. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from our net income (loss), specifically, the unrealized gains and losses on available-for-sale securities. For the years ended June 30, 2001 and 2000, our comprehensive income (loss) was the same as net income (loss) as there were no adjustments reported in stockholders’ equity that were included in the computation. For the year ended June 30, 2002, the components of comprehensive income (loss) have been included in the Statement of Stockholders’ Equity (Deficit).

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through June 30, 2002, there have been no such losses.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued FAS 141, “Business Combinations”(FAS 141). FAS 141 supersedes APB 16, “Business Combinations,” and FAS 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” FAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.

In July 2001, the FASB issued FAS 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 supersedes APB 17, “Intangible Assets,” and requires the discontinuance of goodwill amortization. In addition, FAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. FAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The Company does not expect the adoption of FAS 142 to have a material effect on its financial condition or results of operations.

In October 2001, the FASB issued FAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (FAS 144), which supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”(FAS 121). FAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, FAS 144 retains the fundamental provisions of FAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of FAS 144 to have a material effect on its financial condition or results of operations.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 2.    Investments

Available-for-sale securities were as follows (in thousands):

	Cost	Gross Unrealized Gains	Market Value
June 30, 2002
Corporate debt obligations:
Maturing within 1 year	$4,895	$2	$4,897
Maturing between 1-2 years	1,550	15	1,565
U.S. Government obligations:
Maturing within 1 year	520	—	520

Total investments	$6,965	$17	$6,982

June 30, 2001
Corporate debt obligations:
Maturing within 1 year	$3,735	$—	$3,735
Maturing between 1-2 years	861	—	861
U.S. Government obligations:
Maturing within 1 year	2,821	—	2,821

Total investments	$7,417	$—	$7,417

Estimated fair value is based upon quoted market prices for these or similar instruments. There were no realized gains or losses during the years ended June 30, 2002, 2001 and 2000.

Note 3.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	2002	2001
Machinery and equipment	$187,347	$187,347
Furniture and fixtures	145,426	145,426

	332,773	332,773
Less accumulated depreciation	(327,317)	(303,953)

	$5,456	$28,820

Note 4.    Operating Lease Commitments

On April 1, 2001 the Company entered into an assignment and assumption of lease of its executive offices in Richmond, California. The master lease commenced in July 1997 and expired in July 2002. Rent expense for the years ending June 30, 2002, 2001 and 2000 was $91,000, $92,000 and $52,000 respectively. The Company received $26,000 of sublease income on its former premises for the year ending June 30, 2000.

Effective August 1, 2002, the Company entered into a new lease agreement. The term of the lease is one year (expires July 2003) and rental payments are approximately $7,400 per month. The lease is renewable for two additional one year periods.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 5.    Stockholders’ Equity

Convertible Preferred Stock

At June 30, 2002, the Company has 1,372,000 shares of Series A convertible preferred stock outstanding. The holders of the Series A convertible preferred stock are entitled to receive annual noncumulative dividends of 8% per share per annum, when and if declared by the Board of Directors. These dividends are in preference to any declaration or payment of any dividend on the common stock of the Company. As of June 30, 2002, no dividends had been declared.

Each share of Series A preferred stock is convertible, at the holder’s option, subject to antidilution provisions, into one share of common stock. Additionally, each share of the preferred stock will be automatically converted into one share of common stock upon the election of more than 50% of the Series A preferred stock to convert into common stock. The holders of preferred stock are entitled to the number of votes equal to the number of shares of common stock into which their preferred stock is convertible.

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

Warrants to Purchase Common Stock

At June 30, 2002, the Company had outstanding warrants to purchase shares of common stock as follows:

Number of Shares	Exercise Price	Issue Date	Expiration Date
603,200	$1.00	April 1999	April 2004
1,784,880	$1.75	November 1999	November 2004
431,000	$4.40	November 1999	November 2004

2,819,080

Stock Option Plan

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock option awards because, as discussed below, the alternative fair value accounting provided under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company’s employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Board of Directors adopted the Company’s first stock option plans in 1989. In November 1993, the Board combined the plans and adopted the 1993 Stock Plan. The 1993 Stock Plan was subject to amendment and/or restatement in February 1994, November 1994, October 1996, November 1997, November 1999 and November 2001. Under the 1993 Stock Plan, 2,700,000 shares of common stock have been reserved for issuance. In general, options are granted at fair market value on the date of the grant, have a term of 10 years and become exercisable over a period of up to 48 months.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity, and related information for the three years ended June 30, 2002 follows:

	Shares Authorized	Number of Shares Subject to Options	Weighted Average Exercise Price
Balance at June 30, 1999	140,392	1,803,798	$1.93
Options granted	(553,500)	553,500	3.96
Options canceled	36,349	(36,349)	2.66
Options exercised	—	(604,957)	2.51
Options authorized	500,000	—	—

Balance at June 30, 2000	123,241	1,715,992	2.38
Options granted	(111,500)	111,500	3.00
Options canceled	62,624	(62,624)	3.11
Options exercised	—	(85,910)	1.00

Balance at June 30, 2001	74,365	1,678,958	2.52
Options granted	(111,500)	111,500	3.08
Options canceled	1,071	(1,071)	3.73
Options authorized	200,000	—	—

Balance at June 30, 2002	163,936	1,789,387	$2.49

At June 30, 2002 and 2001, options to purchase 163,936 and 74,365 shares of common stock remained available for grant, respectively, and options to purchase 1,158,285 and 966,272 shares of common stock were exercisable, respectively. The weighted average exercise price of options exercisable at June 30, 2002 was $2.38. The weighted average fair value of options granted during 2002, 2001 and 2000 were $4.65, $2.10 and $3.23, respectively.

The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$0.01-1.99	878,483	6.22	$0.92	599,087	$0.88
2.00-3.99	583,076	6.02	2.97	368,659	2.87
4.00-5.99	11,228	4.10	4.70	9,929	4.73
6.00-8.00	316,600	7.86	6.22	180,610	6.22

	1,789,387	5.98	2.55	1,158,285	2.38

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, which requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method. The fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for 2000, 2001 and 2002: Expected volatility calculations based on historical data (.846), expected option lives of five years, and no dividend yield. Risk free interest rates assumptions were based on U.S. government bonds with maturities equal to the expected option lives of 6.50%, 5.32% and 4.08% for 2000, 2001 and 2002, respectively.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility and expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee’s options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share amounts):

	Year ended June 30,
	2002	2001	2000
Net income (loss)—as reported	$(4,266)	$1,588	$(3,115)
Net income (loss)—pro forma	(4,784)	1,065	(3,363)
Basic net income (loss) per share—as reported	(0.24)	0.10	(0.27)
Diluted net income (loss) per share—as reported	(0.24)	0.08	(0.27)
Basic net income (loss) per share—pro forma	(0.27)	0.06	(0.29)
Diluted net income (loss) per share—pro forma	(0.27)	0.05	(0.29)

In connection with the grant of certain stock options to senior management, we recorded deferred compensation of $274,000 in 2000. Deferred compensation represents the difference in the market value of the stock on the date granted and the exercise price of these options. Deferred compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the option using a straight-line method. We recognized deferred stock compensation expense of $55,000 in 2002, $55,000 in 2001 and $27,000 in 2000.

Stock Purchase Plan

Effective February 1994, the Company established an employee stock purchase plan under which the employees may purchase common stock at 85% of the lower of the share price at the beginning or end of a designated period. In November 1996, the amount of shares reserved for issuance under the plan was increased by 50,000 to 100,000. In November 1999 the amount of shares were increased an additional 50,000 to 150,000. In November 2000 the amount of shares were increased an additional 150,000 to 300,000. Under the plan, 144,890 shares remain available for issuance at June 30, 2002.

Common Stock Reserved for Future Issuance

At June 30, 2002, the Company has reserved shares of common stock for future issuance as follows:

Conversion of preferred stock into common stock	5,000,000
1993 Stock Plan	1,953,323
Warrants	2,819,080
Employee stock purchase plan	144,890

9,917,293

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 6.    Income Taxes

The Company uses the liability method to account for income taxes as required by FASB Statement No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that will be in effect when the differences are expected to reverse.

The provision (benefit) for income taxes for the years ended June 30, 2002 and 2001 consists of the following (in thousands):

	2002	2001
Current:
Federal	$(40)	$40
State	(2)	2

Total	$(42)	$42

The current income tax provision (benefit) for 2002 and 2001 is a result of the federal alternative minimum tax. The benefit in 2002 is primarily due to a change in federal tax law. There was no deferred income tax expense for the years ended June 30, 2002, 2001, and 2000.

A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision (benefit) at the effective tax rate is as follows (in thousands):

	Year Ended June 30
	2002	2001	2000
Provision (benefit) at U.S. statutory rate	$(1,508)	$571	$(1,090)
Unbenefited loss (utilization of net operating loss)	1,508	(591)	1,090
Alternative minimum tax	(42)	42	—
Other	—	20	—

Total	$(42)	$42	$—

Significant components of the Company’s deferred tax assets (in thousands) are as follows:

	June 30,
	2002	2001
Net operating loss carryforward	$5,100	$13,292
Research and development carryforward	1,300	955
Other	340	180

Gross deferred tax assets	6,740	14,427
Valuation allowance	(6,740)	(14,427)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

allowance. The net valuation allowance decreased by approximately $7,687,000 and $310,000, and increased by $1,817,000 during the years ended June 30, 2002, 2001 and 2000, respectively.

As of June 30, 2002, the Company had federal operating loss carryforwards of approximately $12,000,000. The Company also had federal research and development tax credit carryforwards of approximately $900,000. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2006, if not utilized.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Note 7.    Collaboration Agreement

In April 1998, we entered into a strategic research and marketing cooperation agreement with Merz Pharmaceuticals GmbH and Children’s Medical Center Corporation to further the clinical development and commercialization of Memantine. Pursuant to this agreement, NTI and Merz share scientific, clinical and regulatory information about Memantine, particularly safety data, to facilitate regulatory review and marketing approval by the Food and Drug Administration and foreign regulatory authorities. Pursuant to this agreement, we will share in future revenues from sales of Memantine for all indications.

In June 2000, Merz entered into an agreement with Forest Laboratories, Inc. for the development and marketing of Memantine in the United States for the treatment of Alzheimer’s disease, neuropathic pain and AIDS-related dementia. In August 2000, Merz entered into a strategic license and cooperation agreement with H. Lundbeck A/S of Copenhagen, Denmark for the further development and marketing of Memantine for the treatment of Alzheimer’s disease, neuropathic pain and AIDS-related dementia. Lundbeck has acquired exclusive rights to Memantine in certain European markets, Canada, Australia and South Africa and semi-exclusive rights to co-market Memantine with Merz in other markets worldwide, excluding the United States, where Forest has development rights, and Japan, where Merz has granted development rights to Suntory Ltd., respectively. In October 2000, we received $2.5 million and in April 2001 we received $2.3 million from Merz under our 1998 strategic research and marketing cooperation agreement, representing our portion of the payments received by Merz pursuant to Merz’s agreements with Forest and Lundbeck.

Note 8.    Subsequent Events

In August 2002, the board of directors authorized a stock repurchase program of up to 500,000 shares of our common stock. Depending on market conditions and other factors, repurchases will be made from time to time in the open market and in negotiated transactions, including block transactions and may be discontinued at any time.

In August 2002, we received a $1.4 million payment from Merz related to the marketing launch of Memantine in Europe.

In July 2002 Forest submitted a New Drug Application to the Food and Drug Administration to market Memantine for the treatment of moderate to severe Alzheimer’s disease. In September 2002, Forest withdrew the application to add additional data from recently completed clinical trials.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company, their ages and positions as of September 10, 2002 are as follows:

Name	Age	Position
Paul E. Freiman	68	President and Chief Executive Officer and Director
Lisa U. Carr, M.D., Ph.D.	47	Vice President, Medical Affairs
Abraham E. Cohen	66	Chairman of the Board of Directors
Enoch Callaway, M.D.	78	Director
Theodore L. Eliot, Jr.	74	Director
Abraham D. Sofaer	64	Director
John B. Stuppin	69	Director

Paul E. Freiman joined the Company as a director in April 1997 and was elected President and Chief Executive Officer in May 1997. He is the former chairman and chief executive officer of Syntex Corporation, where he had a long and successful career and was instrumental in the sale of Syntex to Roche Holdings for $5.3 billion. He is credited with much of the marketing success of Syntex’s lead product Naprosyn and was responsible for moving the product to over-the-counter status, marketed by Proctor & Gamble as Aleve. Mr. Freiman currently serves as chairman of the boards of Digital GeneTechnologies, Inc., a private genomics company, and SciGen Pte. Ltd. Mr. Freiman currently serves on the boards of Penwest Pharmaceutical Co., Calypte Biomedical Corporation, PHYTOS Inc., and Otsuka America Pharmaceuticals, Inc. He has been chairman of the Pharmaceutical Manufacturers Association of America (PhARMA) and has also chaired a number of key PhARMA committees. Mr. Freiman is also an advisor to Burrill & Co., a San Francisco merchant bank. Mr. Freiman holds a B.S. degree from Fordham University and an honorary doctorate from the Arnold & Marie Schwartz College of Pharmacy.

Lisa U. Carr, M.D., Ph.D. was appointed Vice President of Medical Affairs in September 1998. Prior to joining the Company in June 1998 as Director of Medical Affairs, Dr. Carr was Associate Medical Director at the Institute of Clinical Immunology and Infectious Diseases at Syntex Development Research in Palo Alto, California. Dr. Carr has more than eight years of international industry experience in conducting clinical drug trials in immunosuppression, nephrology, neurology, gastroenterology and cardiovascular disorders. She was Lead Clinical Research Physician at Syntex, directing a pivotal clinical trial of mycophenolate mofetil (IND and NDA approved for solid organ transplantation). Dr. Carr holds a medical degree and a Ph.D. degree magna cum laude from the University of Munich in Germany.

Abraham E. Cohen has been a director of the Company since March 1993 and has been Chairman of the Board since August 1993. From 1982 to 1992, Mr. Cohen served as Senior Vice President of Merck & Co. and from 1977 to 1988 as President of the Merck Sharp & Dohme International Division (“MSDI”). While at Merck, he played a key role in the development of Merck’s international business, initially in Asia, then in Europe and, subsequently, as President of MSDI, which manufactures and markets human health products outside the United States. Since his retirement from Merck and MSDI in January 1992, Mr. Cohen has been active as an international business consultant. He was a director of Agouron Pharmaceuticals, Inc. until its merger with Warner-Lambert Company. He is currently a director of six other public companies: Akzo Nobel N.V., Axonyx, Inc., Chugai Pharmaceutical Co., Kramex Corporation, Teva Pharmaceutical Industries, Ltd. and Vasomedical, Inc.

Enoch Callaway, M.D. is a founder and former employee of the Company and has served as a director of the Company since September 1987. Dr. Callaway previously served as Chairman of the Board of Directors of the Company from September 1987 to November 1990, as Co-Chairman of the Board of the Company from November 1990 until August 1993, as Vice President of the Company from September 1988 until August 1993 and as Secretary of the Company from September 1988 until September 1991. Dr. Callaway has been Emeritus Professor of Psychiatry at the University of California, San Francisco since 1986, where he also served as Director of Research at the Langley Porter Psychiatric Institute from 1959 to 1986. Dr. Callaway was Staff Psychiatrist, SFVAMC, 1996-1997. He is a member of the Institutional Review Board for SAM Technologies, Inc. and Abratek, Inc. Dr. Callaway is a Director of Phytos, Inc. He holds A.B. and M.D. degrees from Columbia University.

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

Abraham D. Sofaer has served as a director of the Company since April 1997. Mr. Sofaer is the first George P. Shultz Distinguished Scholar & Senior Fellow at the Hoover Institution, Stanford University, appointed in 1994. He has also been a Professor of Law (by courtesy) at Stanford Law School since 1997. From 1990 to 1994, Mr. Sofaer was a partner at the legal firm of Hughes, Hubbard and Reed in Washington, D.C., where he represented several major U.S. public companies. From 1985 to 1990, he served as the Legal Adviser to the United States Department of State, where he was principal negotiator on several international disputes. From 1979 to 1985, he served as a federal judge in the Southern District of New York. Mr. Sofaer is registered as a qualified arbitrator with the American Arbitration Association and is a member of the National Panel of the Center for Public Resolution of Disputes (CPR), a leading organization in the area of resolution of disputes outside litigation. He has mediated major commercial cases. Additionally, he acts regularly as an arbitrator in merger-acquisition disputes, commercial cases involving valuation of technology, and securities class action suits. Mr. Sofaer is on the International Advisory Board of Chugai Biopharmaceuticals, Inc., a director of American Friends of the Koret Israel Economic Development Fund and the Koret Foundation and a Trustee of the National Museum of Jazz. Mr. Sofaer holds a B.A. degree from Yeshiva College and a L.L.B. degree from New York University.

John B. Stuppin is a founder and employee of the Company and has served as a director of the Company since September 1988. From September 1987 until October 1990, Mr. Stuppin served as President of the Company, from November 1990 to August 1993 as Co-Chairman of the Board of Directors, from October 1990 until September 1991 as Executive Vice President, and from April 1991 until July 1994 as Treasurer. He also served as acting Chief Financial Officer of the Company from the Company’s inception through December 1993. Mr. Stuppin is an investment banker and a venture capitalist. He has over 25 years experience in the start up and management of companies active in emerging technologies and has been the president of a manufacturing company. He is chairman of the board of Fiberstars, Inc. Mr. Stuppin holds an A.B. degree from Columbia College.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by Item 405 of Regulation S-K is hereby incorporated by reference to the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance of the Securities and Exchange Act of 1934” in our Proxy Statement for the Annual Meeting of Stockholders to be held November 14, 2002.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the section entitled “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be held November 14, 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is hereby incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the Annual Meeting of Stockholders to be held November 14, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be held November 14, 2002.

PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENTS SCHEDULES AND
 REPORTS ON FORM 8-K

(a)    Financial Statements and Schedules:    Financial Statements for the three years ended June 30, 2002 are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)    Reports on Form 8-K: None

(c)    Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Bylaws of Registrant. (1)

3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Registrant. (5)

4.1	Form of Common Stock Certificate. (1)

4.2	Form of Warrant to Purchase Common Stock. (5)

10.1	1993 Stock Plan of Neurobiological Technologies, Inc. (8)*

10.2	Form of Indemnity Agreement between the Company and its directors and officers. (1)*

10.3	License Agreement between the Company and Research Corporation Technologies, Inc. dated May 30, 1990. (1)+

10.4	License Agreement between the Company and The Salk Institute for Biological Studies dated March 31, 1989, as amended. (1)+

10.5	License Agreement between the Company and the Regents of the University of California dated June 13, 1990, as amended. (1)+

10.6	Option Agreement between the Company and the Regents of the University of California dated December 1, 1992. (1)+

10.7	Amended and Restated Neurobiological Technologies, Inc. Employee Stock Purchase Plan. (6)*

10.8	Cooperative Agreement among Company, Merz + Co. GmbH & Co. and Children’s Medical Center Corp., effective as of April 16, 1998. (4)+

10.9	Payment Agreement between the Company and Children’s Medical Center Corp., effective as of April 16, 1998. (4)+

10.10	Sublease Agreement between the Company and Ladbroke Racing Corp. dated May 1, 2000. (7)

10.11	Employment Agreement between the Company and Paul E. Freiman dated June 10, 2002. *

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Powers of Attorney. (Contained on Signature Page)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit is filed as an exhibit to Issuer’s Registration Statement on Form SB-2 (Registration No. 33-74118-LA) and is incorporated herein by reference.
(2)	This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1995 and is incorporated herein by reference.
(3)	This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1996 and is incorporated herein by reference.
(4)	This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1998 and is incorporated herein by reference.
(5)	This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999 and is incorporated herein by reference.
(6)	This exhibit is filed as an exhibit to Registrant’s Registration Statement on Form S-8 (Registration Number 333-92425) filed December 9, 1999 and is incorporated herein by reference.
(7)	This exhibit is filed as an exhibit to Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2000 and is incorporated herein by reference.
(8)
This exhibit is filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 9, 2001 and is incorporated herein by reference.

+	Confidential treatment has been granted with respect to certain portions of these agreements.
*	This exhibit is a management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

By:	/s/ PAUL E. FREIMAN
Paul E. Freiman President, Chief Executive Officer

Dated: September 30, 2002

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

Signature	Title	Date

/S/ PAUL E. FREIMAN Paul E. Freiman	President, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer) and Director	September 30, 2002

/S/ ABRAHAM E. COHEN Abraham E. Cohen	Chairman of the Board	September 30, 2002

/S/ ENOCH CALLAWAY Enoch Callaway	Director	September 30, 2002

/S/ THEODORE L. ELIOT, JR. Theodore L. Eliot, Jr.	Director	September 30, 2002

/S/ ABRAHAM D. SOFAER Abraham D. Sofaer	Director	September 30, 2002

/S/ JOHN B. STUPPIN John B. Stuppin	Director	September 30, 2002