Form 10-Q
period 2002-09-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2002-11-13
CIK 918112

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 0-23280

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3049219
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Common Stock, $.001 Par Value: 17,762,571 shares outstanding as of October 25, 2002

NEUROBIOLOGICAL TECHNOLOGIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	3

	Condensed Balance Sheets - - September 30, 2002 and June 30, 2002	3

	Condensed Statements of Operations - - Three months ended September 30, 2002 and 2001; Period from August 27, 1987 (inception) through September 30, 2002	4

	Condensed Statements of Cash Flows - - Three months ended September 30, 2002 and 2001; Period from August 27, 1987 (inception) through September 30, 2002	5

	Notes to Condensed Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4.	CONTROLS AND PROCEDURES	14

PART II. OTHER INFORMATION		15

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	15

SIGNATURES		15

PART 1. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(A development stage company)

CONDENSED BALANCE SHEETS

	September 30, 2002	June 30, 2002

	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,199,687	$277,062
Short-term investments	6,009,167	5,417,434
Interest receivable	63,706	155,896
Prepaid expenses and other	190,451	244,534

Total current assets	7,463,011	6,094,926
Long-term investments	310,878	1,564,598
Property and equipment, net	2,673	5,456

	$7,776,562	$7,664,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,142,944	$1,052,277

Total current liabilities	1,142,944	1,052,277
Stockholders’ equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized, 1,372,000 Series A shares issued and outstanding at September 30, 2002 and June 30, 2002	686,000	686,000
Common stock, $.001 par value, 35,000,000 shares authorized, 17,771,071 and 17,783,571 outstanding at September 30, 2002 and June 30, 2002, respectively	43,821,582	43,876,705
Deferred compensation	(123,188)	(136,876)
Deficit accumulated during development stage	(37,773,953)	(37,830,056)
Accumulated other comprehensive income	23,177	16,930

Total stockholders’ equity	6,633,618	6,612,703

	$7,776,562	$7,664,980

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(A development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from August 27, 1987 (inception) through September 30, 2002
	Three months ended September 30,

	2002	2001

Revenues
License	$1,406,230	$—	$8,287,480
Grant	—	—	149,444

Total revenues	1,406,230	—	8,436,924
Expenses
Research and development	906,759	255,561	31,078,602
General and administrative	488,611	499,690	18,458,495

Total expenses	1,395,370	755,251	49,537,097

Operating income (loss)	10,860	(755,251)	(41,100,173)
Interest income	45,243	116,697	3,326,220

Net income (loss)	$56,103	$(638,554)	$(37,773,953)

Basic net income (loss) per share	$0.00	$(0.04)

Weighted average shares used in basic net income (loss) per share calculation	17,782,288	17,503,699

Diluted net income (loss) per share	$0.00	$(0.04)

Weighted average shares used in diluted net income (loss) per share calculation	19,848,357	17,503,699

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(A development stage company)

 CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from August 27, 1987 (inception) through September 30, 2002
	Three months ended September 30,

	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$56,103	$(638,554)	$(37,773,953)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,783	5,841	692,852
Gain on sale of property and equipment	—	—	(1,500)
Amortization of deferred stock compensation	13,688	13,688	150,562
Issuance of common stock, options and warrants for license rights and services	—	—	209,975
Changes in assets and liabilities:
Interest receivable	92,190	15,420	(63,706)
Prepaid expenses and other current assets	54,084	71,104	(190,451)
Accounts payable and accrued expenses	90,667	(233,202)	1,142,944

Net cash provided by (used in) operating activities	309,514	(765,703)	(35,833,277)
INVESTING ACTIVITIES:
Purchase of investments	(6,631,766)	(5,421,046)	(54,687,420)
Maturity of investments	7,300,000	4,927,360	48,390,552
Purchases of property and equipment, net	—	—	(412,463)
Proceeds from sale of property & equipment	—	—	1,500
Additions to patents and licenses	—	—	(283,062)

Net cash provided by (used in) investing activities	668,234	(493,686)	(6,990,893)
FINANCING ACTIVITIES:
Payment of note payable	—	—	(200,000)
Proceeds from short-term borrowings	—	—	435,000
Issuance of common stock, net	10,502	—	35,696,400
Repurchase of common stock	(65,625)	—	(65,625)
Issuance of preferred stock, net	—	—	8,158,082

Net cash provided by (used in) financing activities	(55,123)	—	44,023,857

Increase (decrease) in cash and cash equivalents	922,625	(1,259,389)	1,199,687
Cash and equivalents at beginning of period	277,062	3,626,700	—

Cash and equivalents at end of period	$1,199,687	$2,367,311	$1,199,687

SUPPLEMENTAL DISCLOSURES:
Conversion of short-term borrowings to Series A preferred stock	$—	$—	$235,000

Conversion of preferred stock to common stock	$—	$—	$7,707,082

Deferred stock compensation related to options granted	$—	$—	$273,750

See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003.

          The balance sheet at June 30, 2002 has been derived from the audited financials at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

          For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the fiscal year ended June 30, 2002.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

          Net income (loss) per share is presented under the requirements of Financial Accounting Standards Board (“FAS”) No. 128, “Earnings per Share.”  Basic net income (loss) per share is computed based on the weighted average shares of common stock outstanding and excludes any options, warrants, and convertible securities.  For the three months ended September 30, 2002, diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares consisting of employee stock options, warrants, and the assumed conversion of convertible preferred stock.  Potentially dilutive securities, such as options, warrants, and convertible preferred stock, have also been excluded from the computation of diluted net loss per share for the three months ended September 30, 2001 as their effect is antidilutive.  The following table sets for the computation of basic and diluted earnings per share.

	Three Months Ended September 30,

	2002	2001

Numerator for basic and diluted earnings per share – net income (loss)	$56,103	$(638,554)

Denominator for basic earnings per share – weighted average shares Effect of dilutive securities:	17,782,288	17,503,699
Employee stock options	61,506	—
Warrants	632,563	—
Assumed conversion of convertible preferred stock	1,372,000	—

Denominator for diluted earnings per share	19,848,357	17,503,699
Basic net income (loss) per share	$0.00	$(0.04)

Diluted net income (loss) per share	$0.00	$(0.04)

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

NOTE 2-INVESTMENTS

          The following is a summary of available-for-sale investments (in thousands).

September 30, 2002
	Cost	Gross Unrealized Gains	Market Value

Corporate debt obligations	$5,283	$22	$5,305
U.S. Government obligations	1,014	1	1,015

Total investments	$6,297	$23	$6,320

June 30, 2002
	Cost	Gross Unrealized Gains	Market Value

Corporate debt obligations	$6,445	$17	$6,462
U.S. Government obligations	520	—	520

Total investments	$6,965	$17	$6,982

NOTE 3-STOCK REPURCHASE

          In August 2002, our board of directors authorized the repurchase of up to 500,000 shares of our common stock.  Depending on market conditions and other factors, repurchases will be made from time to time in the open market and in negotiated transactions, including block transactions and may be discontinued at any time.  As of  September 30, 2002, we had repurchased 23,500 shares of common stock under this program at an aggregate purchase price of $65,625.

NOTE 4-COMPREHENSIVE INCOME (LOSS)

          Comprehensive income (loss) is comprised of net income (loss) and unrealized holding gains and losses on available for sale investments.

	Three Months Ended September 30

	2002	2001

Net income (loss)	$56,103	$(638,554)
Other comprehensive income	6,247	—

Comprehensive income (loss)	$62,350	$(638,554)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q are forward-looking statements that involve risks and uncertainties.  The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing.  We disclaim, however, any intent or obligation to update these forward-looking statements.

OVERVIEW

          Neurobiological Technologies, Inc. (“NTI®”, “we”, “us”, “our” or the “Company”) is an emerging drug development company focused on the clinical evaluation and regulatory approval of neuroscience drugs.  We are developing neuroprotective and neuromodulatory agents to treat progressive neurological impairments characteristic of various nervous system disorders, including diabetic neuropathy and brain cancer.  Our strategy is to in-license and develop early- and later-stage drug candidates that target major medical needs and which can be rapidly commercialized.

          In April 1998, we entered into a strategic research and marketing cooperation agreement with Merz Pharmaceuticals GmbH and Children’s Medical Center Corporation to further the clinical development and commercialization of Memantine.  Pursuant to this agreement, NTI and Merz share scientific, clinical and regulatory information about Memantine to facilitate regulatory review and marketing approval by the Food and Drug Administration, or FDA, and foreign regulatory authorities.  Pursuant to this agreement, we will share in future revenues from sales of Memantine for all indications in certain geographic markets.

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

          In July 2001, Forest initiated the second of two trials necessary for the submission of a New Drug Application, or NDA, with the FDA for diabetic neuropathy.  This is a large-scale, multi-center, double-blind placebo controlled trial to assess the safety and efficacy of Memantine in the treatment of diabetic neuropathy and is expected to have results in the first half of 2003.  We conducted the first such trial with an enrollment of over 400 patients and reported positive results in January 2000.

          In May 2002, Merz announced that Memantine (Ebixa®) was approved by the regulatory authorities in the European Union for the treatment of Alzheimer’s disease.

          In September 2002, Forest completed a placebo-controlled Phase III study in which a significant benefit was observed when Memantine was combined with donepezil in patients with moderately-severe to severe Alzheimer’s disease.  In September 2002, Forest voluntarily withdrew its previously filed NDA and announced that it expected to file a new NDA incorporating the results of the Phase III study by the end of 2002.

          Forest is presently conducting three additional placebo-controlled studies in either mild-to-moderate or moderate-to-severe Alzheimer’s disease.  The results are expected no earlier than 2003, and are expected to be used as additional evidence of efficacy.

          Since our founding in 1987, we have applied a majority of our resources to our research and development programs and have generated only limited operating revenue. Except for fiscal 2001, we have incurred losses in each year since our inception and we expect to continue to incur losses over at least the next twelve months due to ongoing research and development efforts.  As of September 30, 2002, our deficit accumulated during the development stage was $37.8 million.

RESULTS OF OPERATIONS

          Our revenues are $1.4 million for the three months ended September 30, 2002.  In July 2002, Merz received a payment from Lundbeck relating to Memantine’s approval in Europe for the treatment of Alzheimer’s disease.  This triggered a $1.4 million payment to NTI in August 2002 from Merz under our 1998 strategic research and marketing cooperation agreement.  As there are no future obligations, the revenue was recognized when received.  There was no revenue for the three months ended September 30, 2001.

          Our research and development expenses increased to approximately $907,000 for the three months ended September 30, 2002, up from approximately $256,000 for the three months ended September 30, 2001.  The increase was primarily due to costs associated with long-term toxicology studies and manufacturing XERECEPT™.  General and administrative expenses were approximately $489,000 for the three months ended September 30, 2002, compared to $500,000 for the same period of the prior year.  Interest income decreased to approximately $45,000 for the three months ended September 30, 2002, down from approximately $117,000 for the same period of the prior year due to lower average interest rates and lower average invested cash balances.

          Our two product candidates, Memantine and XERECEPT™, have completed or are in Phase II or Phase III human clinical testing.  To date, we have incurred costs of approximately $8.9 million in the development of Memantine and $14.7 million in the development of XERECEPT.  All future costs for the development and commercialization of Memantine will be borne by Merz and its marketing partners, Forest and Lundbeck.  We expect to incur ongoing costs primarily for Phase II and Phase III clinical trials for our development of XERECEPT™ and CRH-analogues and related administrative support.  We are currently unable to estimate the costs of completing human clinical trials for XERECEPT due to the uncertainties inherent in conducting clinical trials and seeking regulatory approval for a drug candidate.

          Research and development expenditures are charged to operations, as incurred.  Research and development expenses, including direct and allocated expenses, consist of independent research and development costs and costs associated with sponsored research and development.

LIQUIDITY AND CAPITAL RESOURCES

          From inception through September 30, 2002, we have raised a total of approximately $44 million in net proceeds from the sale of common and preferred stock.

          We had available cash and cash equivalents and investments of approximately $7.5 million as of September 30, 2002, compared to approximately $7.3 million at June 30, 2002. We believe that our capital resources will be adequate to fund our operations through at least the next twelve months.  In the course of our development activities we have incurred significant losses, and, although we were profitable in the fiscal year ended June 30, 2001 and the quarter ended September 30, 2002, we expect to incur additional operating losses over at least the next twelve months as we continue to expand our research and development efforts.  We expect to incur substantial costs in fiscal 2003 primarily for Phase II and Phase III clinical trials of XERECEPT and CRH-analogues and related administrative support.  Merz and Merz’s marketing partners will pay all future development costs of Memantine.

          Our future capital requirements will depend on a number of factors, including:

•	the amount of payments received from marketing agreements for Memantine;
•	the amount of royalties received from Merz for future sales of Memantine;
•	the progress of our clinical development programs;
•	the time and cost involved in obtaining regulatory approvals;
•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
•	the acquisition or licensing of new drug candidates;
•	competing technological and market developments;
•	our ability to establish collaborative relationships; and
•	the progress of commercialization activities and arrangements.

          Our only long-term capital obligation relates to our leased facility in Richmond, California.  Effective August 1, 2002, we entered into a lease agreement for our current premises.  The minimum payment is approximately $89,000 for the one-year term of the lease, which will expire July 2003.  The lease is renewable for two additional one-year periods.

RISK FACTORS

We are dependent on Merz and its marketing partners Forest and Lundbeck for the successful commercialization of Memantine.

          We had no revenues in fiscal 2002.  All of our revenues in fiscal 2001 and to date in fiscal 2003 have been license fees from Merz related to our portion of payments received by Merz pursuant to its agreements with Forest and Lundbeck, its marketing partners.  The only revenues that we expect to receive in the foreseeable future are our share of payments received by Merz from Forest and Lundbeck and royalties on sales of Memantine made by Merz or its marketing partners.  Although Merz has received approval to market Memantine for Alzheimer’s disease in Europe, we are not entitled to receive royalty payments for Memantine sales for Alzheimer’s disease in many European countries and any commercialization efforts in these markets would not directly benefit us.  If Merz is unable to successfully commercialize Memantine, or if Memantine is not commercialized for indications or in markets where we are entitled to royalty payments, our revenues would be adversely affected.

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

          We are still a development-stage company.  Except for Memantine, which was recently approved for marketing in Europe for the treatment of Alzheimer’s disease, we have only one product, XERECEPT, in clinical development.  The results of our preclinical studies and early-stage clinical trials are not necessarily indicative of those that will be obtained upon further clinical testing of XERECEPT in later-stage clinical trials.  It is possible that XERECEPT will not receive regulatory approval or will not be successfully commercialized.

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

          In addition, success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials.  As with any regulated product, additional government regulations may be instituted which could delay regulatory approval of our potential products.  Additional government regulations that might result from future legislation or administrative action cannot be predicted.

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

          We face certain risks by outsourcing manufacturing, including:

•	the delay of our preclinical and human clinical testing if our contractors are unable to supply sufficient quantities of product candidates manufactured in accordance with cGMP on acceptable terms;
•	the delay of market introduction and subsequent sales if we should encounter difficulties establishing relationships with manufacturers to produce, package and distribute products; and
•	adverse effects on FDA pre-market approval of potential products and contract manufacturers if they do not adhere to cGMP regulations.

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

          The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities.  As of September 30, 2002, the fair value of our investments was $6.3 million and approximately 95% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.  A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities.  We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.  We do not use or hold derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

          Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us that is required to be included in our periodic Securities and Exchange Commission filings.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out its evaluation.

          We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future.  Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business.  While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports:

None.

SIGNATURE

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: November 12, 2002	/s/ PAUL E. FREIMAN

Paul E. Freiman President, Chief Executive Officer (Principal Executive and Accounting Officer) and Director

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul E. Freiman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Neurobiological Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ PAUL E. FREIMAN

Paul E. Freiman Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002