Form 10-Q
period 2002-12-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2003-02-13
CIK 918112

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

     Indicate by check mark whether the registrant is an accelerated filter (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practical date:

Common Stock, $.001 Par Value: 17,971,116 shares outstanding as of January 31, 2003.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(A development stage company)

CONDENSED BALANCE SHEETS

	December 31, 2002	June 30, 2002

	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$793,767	$277,062
Short-term investments	5,069,627	5,417,434
Interest receivable	74,469	155,896
Prepaid expenses and other	139,946	244,534

Total current assets	6,077,809	6,094,926
Long-term investments	—	1,564,598
Property and equipment, net	6,742	5,456

	$6,084,551	$7,664,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$712,691	$1,052,277

Total current liabilities	712,691	1,052,277
Stockholders’ equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized, 1,372,000 Series A shares issued and outstanding at December 31, 2002 and June 30, 2002	686,000	686,000
Common stock, $.001 par value, 35,000,000 shares authorized, 17,809,141 and 17,783,571 outstanding at December 31, 2002 and June 30, 2002, respectively	43,871,515	43,876,705
Deferred compensation	(109,501)	(136,876)
Deficit accumulated during development stage	(39,099,331)	(37,830,056)
Accumulated other comprehensive income	23,177	16,930

Total stockholders’ equity	5,371,860	6,612,703

	$6,084,551	$7,664,980

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(A development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Six months ended December 31,		Period from August 27, 1987 (inception) through December 31, 2002

	2002	2001	2002	2001

REVENUES
License income	$—	$—	$1,406,230	$—	$8,287,480
Grant	—	—	—	—	149,444

Total revenue	—	—	1,406,230	—	8,436,924
EXPENSES
Research and development	678,765	360,633	1,585,524	616,194	31,757,367
General and administrative	687,604	529,244	1,176,215	1,028,934	19,146,099

Total expenses	1,366,369	889,877	2,761,739	1,645,128	50,903,466

Operating loss	(1,366,369)	(889,877)	(1,355,509)	(1,645,128)	(42,466,542)
Interest income	40,991	93,038	86,234	209,735	3,367,211

NET LOSS	$(1,325,378)	$(796,839)	$(1,269,275)	$(1,435,393)	$(39,099,331)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.07)	$(0.05)	$(0.07)	$(0.08)

Shares used in basic and diluted net loss per share calculation	17,772,633	17,508,339	17,777,460	17,506,020

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(A development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,		Period from August 27, 1987 (inception) through December 31, 2002

	2002	2001

OPERATING ACTIVITIES:
Net loss	$(1,269,275)	$(1,435,393)	$(39,099,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,931	11,682	695,000
Gain on sale of property and equipment	—	—	(1,500)
Amortization of deferred stock compensation	27,375	27,375	164,249
Issuance of common stock, options and warrants for license rights and services	—	—	209,975
Changes in assets and liabilities:
Interest receivable	81,427	(30,902)	(74,469)
Prepaid expenses and other current assets	104,588	132,734	(139,946)
Accounts payable and accrued expenses	(339,586)	(325,276)	712,691

Net cash used in operating activities	(1,390,540)	(1,619,780)	(37,533,331)
INVESTING ACTIVITIES:
Purchase of investments	(3,599,081)	(9,681,046)	(51,654,735)
Maturity of investments	5,517,733	9,350,875	46,608,285
Purchases of property and equipment, net	(6,217)	—	(418,680)
Proceeds from sale of property & equipment	—	—	1,500
Additions to patents and licenses	—	—	(283,062)

Net cash provided by (used in) investing activities	1,912,435	(330,171)	(5,746,692)
FINANCING ACTIVITIES:
Payment of note payable	—	—	(200,000)
Proceeds from short-term borrowings	—	—	435,000
Issuance of common stock, net	81,760	71,001	35,767,658
Repurchase of common stock	(86,950)	—	(86,950)
Issuance of preferred stock, net	—	—	8,158,082

Net cash (used in) provided by financing activities	(5,190)	71,001	44,073,790

Increase (decrease) in cash and cash equivalents	516,705	(1,878,950)	793,767
Cash and cash equivalents at beginning of period	277,062	3,626,700	—

Cash and cash equivalents at end of period	$793,767	$1,747,750	$793,767

SUPPLEMENTAL DISCLOSURES:
Conversion of short-term borrowings to Series A preferred stock	$—	$—	$235,000

Conversion of preferred stock to common stock	$—	$—	$7,707,082

Deferred stock compensation related to options granted	$—	$—	$273,750

See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003.

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

          Net loss per share is presented under the requirements of Financial Accounting Standards Board (“FAS”) No. 128, “Earnings per Share.”  Basic net loss per share is computed based on the weighted average shares of common stock outstanding and excludes any options, warrants, and convertible securities.  Potentially dilutive securities, such as options, warrants, and convertible preferred stock, have been excluded from the computation of diluted net loss per share for the three and six month periods ended December 31, 2002 and 2001 as their effect is antidilutive.

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

NOTE 2-INVESTMENTS

          The following is a summary of available-for-sale investments (in thousands).

December 31, 2002	Cost	Gross Unrealized Gains	Market Value

Corporate debt obligations	$3,547	$23	$3,570
U.S. Government obligations	1,500	—	1,500

Total investments	$5,047	$23	$5,070

June 30, 2002	Cost	Gross Unrealized Gains	Market Value

Corporate debt obligations	$6,445	$17	$6,462
U.S. Government obligations	520	—	520

Total investments	$6,965	$17	$6,982

NOTE 3-STOCK REPURCHASE

          In August 2002, the Company’s board of directors authorized the repurchase of up to 500,000 shares of the Company’s common stock.  Depending on market conditions and other factors, repurchases will be made from time to time in the open market and in negotiated transactions, including block transactions and may be discontinued at any time.  As of December 31, 2002, the Company had repurchased 32,000 shares of common stock under this program at an aggregate purchase price of $86,950.

NOTE 4-COMPREHENSIVE INCOME (LOSS)

          Comprehensive income (loss) is comprised of net income (loss) and unrealized holding gains and losses on available for sale investments.

	Three Months Ended December 31,		Six Months Ended December 31,

	2002	2001	2002	2001

Net loss	$(1,325,378)	$(796,839)	$(1,269,275)	$(1,435,393)
Other comprehensive income	—	—	6,247	—

Comprehensive loss	$(1,325,378)	$(796,839)	$(1,263,028)	$(1,435,393)

NOTE 5-SUBSEQUENT EVENTS

          In January 2003 we received a $281,230 payment from Merz Pharmaceuticals GmbH (Merz) under our 1998 strategic research and marketing cooperation agreement.  This payment represents a portion of the payment received by Merz pursuant to Merz’s agreement with its marketing partner.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q are forward-looking statements that involve risks and uncertainties.  The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing.  We disclaim any intent to update these forward-looking statements.

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

          In April 1998, we entered into a strategic research and marketing cooperation agreement with Merz Pharmaceuticals GmbH and Children’s Medical Center Corporation to further the clinical development and commercialization of Memantine.  Pursuant to this agreement, NTI and Merz share scientific, clinical and regulatory information about Memantine to facilitate regulatory review and marketing approval by the Food and Drug Administration, or FDA, and foreign regulatory authorities.  Pursuant to this agreement, we will share in future revenues from sales of Memantine for all indications in certain geographic markets.  Memantine has been marketed by Merz in Germany since 1989 with the labeling “dementia syndrome”.

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

          In September 2002, Forest completed a placebo-controlled Phase III study in which a significant benefit was observed when Memantine was combined with donepezil in patients with moderate-to-severe Alzheimer’s disease.  In September 2002, Forest voluntarily withdrew its previously filed NDA and announced that it expected to file a new NDA incorporating the results of the Phase III study.  In December 2002, Forest submitted the new NDA and, in January 2003, Forest announced that the FDA had accepted the filing.  NTI will receive royalty payments from certain European countries and the United States once sales commence.

          Forest is presently conducting three additional placebo-controlled studies in either mild-to-moderate or moderate-to-severe Alzheimer’s disease.  The results are expected to be used as additional evidence of efficacy.

          Since our founding in 1987, we have applied a majority of our resources to our research and development programs and have generated only limited operating revenue. Except for fiscal 2001, we have incurred losses in each year since our inception and we expect to continue to incur losses over at least the next twelve months due to ongoing research and development efforts.  As of December 31, 2002, our deficit accumulated during the development stage was $39.1 million.

RESULTS OF OPERATIONS

          We had no revenue in the three months ended December 31, 2002 and $1.4 million for the six months ended December 31, 2002 from Merz under our 1998 strategic research and marketing cooperation agreement, relating to Memantine’s approval in Europe for the treatment of Alzheimer’s disease.  There was no revenue for the three and six months ended December 31, 2001.

          Our research and development expenses increased to approximately $679,000 and $1,586,000 for the three and six months ended December 31, 2002, up from approximately $361,000 and $616,000 for the three and six months ended December 31, 2001.  The increase was primarily due to costs associated with long-term toxicology studies and manufacturing XERECEPT™.  General and administrative expenses increased to approximately $688,000 and $1,176,000 in the three and six months ended December 31, 2002, from $529,000 and $1,029,000 in the same periods of the prior year.  The increases were primarily due to increased expenditures in activities relating to seeking corporate partnerships.  Interest income decreased to approximately $41,000 and $86,000 in the three and six months ended December 31, 2002, from approximately $93,000 and $210,000 in the same period of the prior year due to lower average interest rates and lower average invested cash balances.

          Our two product candidates, Memantine and XERECEPT™, have completed or are in Phase II or Phase III human clinical testing.  To date, we have incurred costs of approximately $8.9 million in the development of Memantine and $15.4 million in the development of XERECEPT.  All future costs for the development and commercialization of Memantine will be borne by Merz and its marketing partners, Forest and Lundbeck.  We expect to incur ongoing costs primarily for Phase II and Phase III clinical trials for our development of XERECEPT™ and CRH-analogues and related administrative support.  We are currently unable to estimate the costs of completing human clinical trials for XERECEPT due to the uncertainties inherent in conducting clinical trials and seeking regulatory approval for a drug candidate.

          Research and development expenditures are charged to operations, as incurred.  Research and development expenses, including direct and allocated expenses, consist of independent research and development costs and costs associated with sponsored research and development.

LIQUIDITY AND CAPITAL RESOURCES

          From inception through December 31, 2002, we have raised a total of approximately $44 million in net proceeds from the sale of common and preferred stock.

          We had available cash and cash equivalents and investments of approximately $5.9 million as of December 31, 2002, compared to approximately $7.3 million at June 30, 2002. We believe that our capital resources will be adequate to fund our operations through at least the next twelve months.  In the course of our development activities, we have incurred significant losses, and, although we were profitable in the fiscal year ended June 30, 2001 and the quarter ended September 30, 2002, we expect to incur additional operating losses over at least the next twelve months as we continue to expand our research and development efforts.  We expect to incur substantial costs in fiscal 2003 primarily for Phase II and Phase III clinical trials of XERECEPT and CRH-analogues and related administrative support.  Merz and Merz’s marketing partners will pay all future development costs of Memantine.

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

          Each person currently employed by us serves an essential function.  We currently employee six persons full-time and five persons part-time.  Any further reductions in work force could impair our ability to manage ongoing clinical trials and may have a material adverse effect on our operations.

The market price of our common stock has been, and is likely to continue to be, highly volatile.

          The average daily trading volume of our common stock has been low compared to that of other biopharmaceutical companies.  Because of our relatively low trading volume, our stock price can be highly volatile.  The trading price of our common stock has fluctuated in the twelve months ending December 31, 2002, from a high of $6.80 in December 2002 to a low of $1.90 in July 2002.

          Factors that may cause volatility in our stock price, some of which is beyond our control, include:

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

          The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities.  As of December 31, 2002, the fair value of our investments was $5.1 million and 100% of our portfolio will mature in one year or less.  A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities.  We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.  We do not use or hold derivative financial instruments.

ITEM 4.  CONTROLS AND PROCEDURES

          Based upon an evaluation of the effectiveness our disclosure controls and procedures conducted within 90 days of the date of this report pursuant to Securities Exchange Act Rule 13a-14, our President and Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to the Company’s operations that is required to be included in our periodic Securities and Exchange Commission filings.  There have been no significant changes in our internal controls subsequent to the date we carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On November 14, 2002, the Company held its Annual Meeting of  Stockholders.  The following matters were voted on at the meeting:

          (1)   The following six directors were elected:

	Votes For	Withheld

Paul E. Freiman	13,409,341	1,022,228
Abraham E. Cohen	13,409,771	1,021,798
Enoch Callaway, M.D.	13,411,002	1,020,567
Theodore L. Elliot, Jr.	13,411,002	1,020,567
Abraham D. Sofaer	13,409,271	1,022,298
John B. Stuppin	13,392,522	1,039,047

          (2)   The selection of Ernst & Young LLP as the independent auditors of the Company for the current year was ratified: For 13,864,314; Against 470,195; Abstain 97,060.

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

NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: February 13, 2003	/s/ PAUL E. FREIMAN

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

Date: February 13, 2003

/s/ PAUL E. FREIMAN

Paul E. Freiman Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002