Form 10-Q
period 2003-03-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2003-05-15
CIK 918112

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Common Stock, $.001 Par Value: 18,189,839 shares outstanding as of April 25, 2003.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	3

	Condensed Balance Sheets - - March 31, 2003 and June 30, 2002	3

	Condensed Statements of Operations - - Three and nine months ended March 31, 2003 and 2002; Period from August 27, 1987 (inception) through March 31, 2003	4

	Condensed Statements of Cash Flows - - Nine months ended March 31, 2003 and 2002; Period from August 27, 1987 (inception) through March 31, 2003	5

	Notes to Condensed Financial Statements - - March 31, 2003	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4.	CONTROLS AND PROCEDURES	14

PART II.	OTHER INFORMATION	15

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	15

SIGNATURES		15

CERTIFICATIONS		16

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(A development stage company)

CONDENSED BALANCE SHEETS

	March 31, 2003	June 30, 2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,262,754	$277,062
Short-term investments	3,352,437	5,417,434
Interest receivable	24,699	155,896
Prepaid expenses and other	295,332	244,534

Total current assets	4,935,222	6,094,926
Long-term investments	500,069	1,564,598
Property and equipment, net	11,532	5,456

	$5,446,823	$7,664,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$600,176	$1,052,277

Total current liabilities	600,176	1,052,277
Stockholders’ equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized, 1,168,000 and 1,372,000 Series A shares issued and outstanding at March 31, 2003 and June 30, 2002, respectively	584,000	686,000
Common stock, $.001 par value, 35,000,000 shares authorized, 18,179,839 and 17,783,571 shares outstanding at March 31, 2003 and June 30, 2002, respectively	44,181,537	43,876,705
Deferred compensation	(95,813)	(136,876)
Deficit accumulated during development stage	(39,846,254)	(37,830,056)
Accumulated other comprehensive income	23,177	16,930

Total stockholders’ equity	4,846,647	6,612,703

	$5,446,823	$7,664,980

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(A development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,		Period from August 27, 1987 (inception) through March 31, 2003

	2003	2002	2003	2002

REVENUES
License income	$281,230	$—	$1,687,460	$—	$8,568,710
Grant	—	—	—	—	149,444

Total revenue	281,230	—	1,687,460	—	8,718,154
EXPENSES
Research and development	434,675	504,153	2,020,199	1,120,347	32,192,042
General and administrative	623,550	657,028	1,799,765	1,685,962	19,769,649

Total expenses	1,058,225	1,161,181	3,819,964	2,806,309	51,961,691

Operating loss	(776,995)	(1,161,181)	(2,132,504)	(2,806,309)	(43,243,537)
Interest income	30,072	72,011	116,306	281,746	3,397,283

Loss before income tax benefit	(746,923)	(1,089,170)	(2,016,198)	(2,524,563)	(39,846,254)
Income tax benefit	—	41,831	—	41,831	—

NET LOSS	$(746,923)	$(1,047,339)	$(2,016,198)	$(2,482,732)	$(39,846,254)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.06)	$(0.11)	$(0.14)

Shares used in basic and diluted net loss per share calculation	17,984,938	17,565,498	17,846,434	17,529,837

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(A development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31,		Period from August 27,1987 (inception) through March 31, 2003

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(2,016,198)	$(2,482,732)	$(39,846,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,256	17,523	697,325
Gain on sale of property and equipment	—	—	(1,500)
Amortization of deferred stock compensation	41,063	41,063	177,937
Issuance of common stock, options and warrants for license rights and services	—	—	209,975
Changes in assets and liabilities:
Interest receivable	131,197	17,895	(24,699)
Prepaid expenses and other current assets	(50,798)	74,494	(295,332)
Accounts payable and accrued expenses	(452,101)	(59,432)	600,176

Net cash used in operating activities	(2,339,581)	(2,391,189)	(38,482,372)
INVESTING ACTIVITIES:
Purchase of investments	(6,719,831)	(1,939,538)	(54,775,485)
Maturity of investments	9,855,604	1,700,000	50,946,156
Purchases of property and equipment, net	(13,332)	—	(425,795)
Proceeds from sale of property & equipment	—	—	1,500
Additions to patents and licenses	—	—	(283,062)

Net cash provided by (used in) investing activities	3,122,441	(239,538)	(4,536,686)
FINANCING ACTIVITIES:
Payment of note payable	—	—	(200,000)
Proceeds from short-term borrowings	—	—	435,000
Issuance of common stock, net	289,782	91,000	35,975,680
Repurchase of common stock	(86,950)	—	(86,950)
Issuance of preferred stock, net	—	—	8,158,082

Net cash provided by financing activities	202,832	91,000	44,281,812

Increase (decrease) in cash and cash equivalents	985,692	(2,539,727)	1,262,754
Cash and cash equivalents at beginning of period	277,062	3,626,700	—

Cash and cash equivalents at end of period	$1,262,754	$1,086,973	$1,262,754

SUPPLEMENTAL DISCLOSURES:
Conversion of short-term borrowings to Series A preferred stock	$—	$—	$235,000

Conversion of preferred stock to common stock	$102,000	$5,000	$7,809,082

Deferred stock compensation related to options granted	$—	$—	$273,750

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003.

          The balance sheet at June 30, 2002 has been derived from the audited financial statements of the Company at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

          For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

          Net loss per share is presented under the requirements of Financial Accounting Standards Board (“FAS”) No. 128, “Earnings per Share.”  Basic net loss per share is computed based on the weighted average shares of common stock outstanding and excludes any options, warrants, and convertible securities.  Potentially dilutive securities, such as options, warrants, and convertible preferred stock, have been excluded from the computation of diluted net loss per share for the three and nine month periods ended March 31, 2003 and 2002 as their effect is antidilutive.

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

STOCK-BASED COMPENSATION

          As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (SFAS 148), the Company elected to continue to apply the provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations in accounting for its employee stock option and stock purchase plans. The Company is generally not required under APB 25 and related interpretations to recognize compensation expense in connection with its employee stock option and stock purchase plans when exercise prices are not less than fair value.

          Pro forma information regarding net loss and net loss per share is required by SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by the SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 1.27% to 1.78% for the three months ended March 31, 2003, 1.75% to 3.63% for the three months ended March 31, 2002,

1.27% to 1.78% for the nine months ended March 31, 2003, and 1.75% to 3.63% for the nine months ended March 31, 2002; a dividend yield of 0.0% for the three and nine months ended March 31, 2003 and 2002; a volatility factor of the expected market price of the Company’s common stock of 0.846 as of March 31, 2003 and 2002; and a weighted average expected life of the options of 5 years for the three and nine months ended March 31, 2003 and 2002.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows (in thousands).

	Three months ended March 31,		Nine months ended March 31,

	2003	2002	2003	2002

Net loss – as reported	$(747)	$(1,047)	$(2,016)	$(2,483)
Add back:
Deferred compensation expense	14	14	41	41
Deduct:
Stock-based employee expense determined under SFAS 123	(113)	(124)	(359)	(390)

Pro forma net loss	$(846)	$(1,157)	$(2,334)	$(2,832)

Basic and diluted net loss per share – as reported	$(0.04)	$(0.06)	$(0.11)	$(0.14)

Basic and diluted pro forma net loss per share	$(0.05)	$(0.07)	$(0.13)	$(0.16)

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options, nor do they necessarily represent the effects of employee stock options on reported net income (loss) for future years.

NOTE 2-INVESTMENTS

          The following is a summary of available-for-sale investments (in thousands).

March 31, 2003
	Cost	Gross Unrealized Gains	Market Value

Corporate debt obligations	$2,330	$21	$2,351
U.S. Government obligations	1,500	2	1,502

Total investments	$3,830	$23	$3,853

June 30, 2002
	Cost	Gross Unrealized Gains	Market Value

Corporate debt obligations	$6,445	$17	$6,462
U.S. Government obligations	520	—	520

Total investments	$6,965	$17	$6,982

NOTE 3-STOCK REPURCHASE

          In August 2002, the Company’s board of directors authorized the repurchase of up to 500,000 shares of the Company’s common stock.  Depending on market conditions and other factors, repurchases will be made from time to time in the open market and in negotiated transactions, including block transactions and may be discontinued at any time.  As of  March 31, 2003, the Company had repurchased 32,000 shares of common stock under this program at an aggregate purchase price of $86,950.

NOTE 4-COMPREHENSIVE INCOME (LOSS)

          Comprehensive income (loss) is comprised of net income (loss) and unrealized holding gains and losses on available for sale investments (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Net loss	$(747)	$(1,047)	$(2,016)	$(2,483)
Other comprehensive income	—	—	6	—

Comprehensive loss	$(747)	$(1,047)	$(2,010)	$(2,483)

NOTE 5-SUBSEQUENT EVENTS

          In May 2003, we received a $281,230 payment from Merz Pharmaceuticals GmbH under our 1998 strategic research and marketing cooperation agreement, which represents a portion of the payment received by Merz pursuant to Merz’s agreement with H. Lundbeck A/S for the approval of Memantine (Ebixa®) for the treatment of Alzheimer’s disease in Spain.

          In May 2003, we also received a $10,949 payment from Merz under our 1998 strategic research and marketing cooperation agreement, which represents a portion of the royalties received by Merz pursuant to Merz’s agreement with Lundbeck for the quarter ended March 31, 2003.

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

          In September 2002, Forest completed a placebo-controlled Phase III study in which a significant benefit was observed when Memantine was combined with donepezil in patients with moderate-to-severe Alzheimer’s disease.  Based on these results, Forest voluntarily withdrew its previously filed NDA and announced that it expected to file a new NDA incorporating the results of the Phase III study.  In December 2002, Forest submitted the new NDA and, in January 2003, Forest announced that the FDA had accepted the filing.  Forest also announced that, under existing FDA procedures, Forest expects to receive an initial action letter from the FDA by the end of 2003.  NTI will receive royalty payments from certain European countries and the United States once sales commence.

          Forest is presently conducting three additional placebo-controlled studies in either mild-to-moderate or moderate-to-severe Alzheimer’s disease.  The results are expected to be used as additional evidence of efficacy.

          In January 2003, we received a $281,230 payment from Merz under our 1998 strategic research and marketing cooperation agreement, which represents a portion of the payment received by Merz pursuant to Merz’s agreement with Lundbeck for the approval of Memantine (Ebixa®) for the treatment of Alzheimer’s disease in England.  Approval in Spain and France is expected during the quarter ending June 30, 2003.

          Since our founding in 1987, we have applied a majority of our resources to our research and development programs and have generated only limited operating revenue. Except for fiscal 2001, we have incurred losses in each year since our inception and we expect to continue to incur losses over at least the next twelve months due to ongoing research and development efforts.  As of March 31, 2003, our deficit accumulated during the development stage was $39.8 million.

RESULTS OF OPERATIONS

          We had $281,000 of revenue in the three months ended March 31, 2003 and $1,687,000 for the nine months ended March 31, 2003 from Merz under our 1998 strategic research and marketing cooperation agreement, relating to Memantine’s (Ebixa®) approval in Europe for the treatment of Alzheimer’s disease.  There was no revenue for the three and nine months ended March 31, 2002.

          Our research and development expenses decreased to approximately $435,000 for the three months ended March 31, 2003 from approximately $504,000 for the three months ended  March 31, 2002 and increased to approximately $2,020,000 for the nine months ended March 31, 2003 from approximately $1,120,000 for the nine months ended  March 31, 2002.  The nine month increase was primarily due to costs associated with long-term toxicology studies and manufacturing XERECEPT™, while the three month decrease reflects the conclusion to some of those costs.  General and administrative expenses decreased to approximately $624,000 and increased to approximately $1,800,000 for the three and nine months ended  March 31, 2003 from approximately $657,000 and $1,686,000 in the same periods of the prior year.  The nine month increase was primarily due to increased insurance costs, while the three month decrease was primarily due to decreased expenditures in activities related to seeking financing and corporate partnerships.  Interest income decreased to approximately $30,000 and $116,000 in the three and nine months ended March 31, 2003, from approximately $72,000 and $282,000 in the same periods of the prior year due to lower average interest rates and lower average invested cash balances.

          Our two product candidates, Memantine and XERECEPT™, have completed or are in Phase II or Phase III human clinical testing.  To date, we have incurred costs of approximately $8.9 million in the development of Memantine and $15.8 million in the development of XERECEPT.  All future costs for the development and commercialization of Memantine will be borne by Merz and its marketing partners, Forest and Lundbeck.  We expect to incur ongoing costs primarily for Phase II and Phase III clinical trials for our development of XERECEPT and CRH-analogues and related administrative support.  We are currently unable to estimate the costs of completing human clinical trials for XERECEPT due to the uncertainties inherent in conducting clinical trials and seeking regulatory approval for a drug candidate.

          Research and development expenditures are charged to operations, as incurred.  Research and development expenses, including direct and allocated expenses, consist of independent research and development costs and costs associated with sponsored research and development.

LIQUIDITY AND CAPITAL RESOURCES

          From inception through March 31, 2003, we have raised a total of approximately $44 million in net proceeds from the sale of common and preferred stock.

          We had available cash and cash equivalents and investments of approximately $5.1 million as of March 31, 2003, compared to approximately $7.3 million at June 30, 2002. We believe that our capital resources will be adequate to fund our operations through at least the next twelve months.  In the course of our development activities, we have incurred significant losses, and, although we were profitable in the fiscal year ended June 30, 2001 and the quarter ended September 30, 2002, we expect to incur additional operating losses over at least the next twelve months as we continue our research and development efforts relating to XERECEPT.  We expect to incur substantial costs in fiscal 2003 primarily for Phase II and Phase III clinical trials of XERECEPT and CRH-analogues and related administrative support.  Merz and Merz’s marketing partners will pay all future development costs of Memantine.

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

SUBSEQUENT EVENTS

          In May 2003, we received the $281,230 payment from Merz, which represents a portion of the payment received by Merz pursuant to Merz’s agreement with Lundbeck for the approval of Memantine (Ebixa®) for the treatment of Alzheimer’s disease in Spain.

          In May 2003, we also received a $10,949 payment from Merz under our 1998 strategic research and marketing cooperation agreement, which represents a portion of the royalties received by Merz pursuant to Merz’s agreement with Lundbeck for the quarter ended March 31, 2003.

          In May 2003, we announced that the Phase II clinical trials of Memantine for neuropathic pain conducted by Forest had failed to demonstrate a statistically significant difference versus placebo treatment against the primary endpoints of the study.

RISK FACTORS

We are dependent on Merz and its marketing partners Forest and Lundbeck for the successful commercialization of Memantine.

          We had no revenues in fiscal 2002.  All of our revenues in fiscal 2001 and to date in fiscal 2003 have been license fees from Merz related to our portion of payments received by Merz pursuant to its agreements with Forest and Lundbeck, its marketing partners.  The only revenues that we expect to receive in the foreseeable future are our share of payments received by Merz from Forest and Lundbeck and royalties on sales of Memantine made by Merz or its marketing partners.  Although Merz has received approval to market Memantine for Alzheimer’s disease in Europe, we are not entitled to receive royalty payments for Memantine sales for Alzheimer’s disease in some European countries and any commercialization efforts in these markets would not directly benefit us. Under our agreement with Merz, we will receive significantly greater royalties from any sales for indications such as diabetic neuropathy than for sales for Alzheimer’s disease. If Merz is unable to successfully commercialize Memantine, or if Memantine is not commercialized in markets where we are entitled to royalty payments or for indications for which we are entitled to higher royalty payments our revenues would be adversely affected.

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

          In addition, success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials.  In later-stage clinical trials, changes in entry criteria or clinical endpoints, among other factors, can cause results to vary significantly from one trial to another, as we have seen in the recently completed Phase I clinical trials of Memantine for diabetic neuropathy. Although Forest has announced its intention to conduct a more detailed analysis of the data from those Phase II studies, the further development of Memantine for this indication will be delayed and could be terminated by Forest.

          Further, as with any regulated product, additional government regulations may be instituted which could delay regulatory approval of our potential products.  Additional government regulations that might result from future legislation or administrative action cannot be predicted.

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

          In addition to patent protection, we rely upon trade secret protection for our confidential and proprietary information.  It is our policy that each employee enter into a confidentiality agreement that contains provisions generally prohibiting the disclosure of confidential information to anyone outside NTI and requiring disclosure to us of ideas, developments, discoveries or inventions conceived during employment and assignment to us of proprietary rights to such matters related to our business and technology.  However, it is possible that these agreements could be breached.  In addition, others may independently develop substantially equivalent proprietary information and techniques or otherwise learn our trade secrets or disclose such technology.

Because we do not have our own manufacturing facilities, we face risks from outsourcing.

          Merz and Merz’s marketing partners have the responsibility of supplying Memantine for their clinical trials.  We outsource the manufacturing of XERECEPT, which is manufactured by established methods using chemical synthesis to our specifications.  We have performed audits on our contractors who supplied XERECEPT to assess compliance with the current Good Manufacturing Practice, or cGMP, regulations.  Although alternative cGMP suppliers of XERECEPT are available,. we face certain risks by outsourcing manufacturing, including:

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

          The average daily trading volume of our common stock has been low compared to that of other biopharmaceutical companies.  Because of our relatively low trading volume, our stock price can be highly volatile.  The closing trading price of our common stock has fluctuated in the twelve months ending March 31, 2003, from a low of $1.90 in July 2002 to a high of $7.79 in January 2003.

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

          The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities.  As of March 31, 2003, the fair value of our investments was $3.9 million and 87% of our portfolio will mature in one year or less.  A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities.  We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.  We do not use or hold derivative financial instruments.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports:

None.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: May 14, 2003	/s/ PAUL E. FREIMAN

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

Date:  May 14, 2003

/s/ P AUL E. FREIMAN

Paul E. Freiman Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit	Description

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002