Form 10-Q
period 2003-09-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2003-11-14
CIK 918112

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practical date. Common Stock, $.001 Par Value: 19,208,670 shares outstanding as of October 31, 2003

NEUROBIOLOGICAL TECHNOLOGIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	3

	Condensed Balance Sheets — September 30, 2003 and June 30, 2003	3

	Condensed Statements of Operations — Three months ended September 30, 2003 and 2002; Period from August 27, 1987 (inception) through September 30, 2003	4

	Condensed Statements of Cash Flows — Three months ended September 30, 2003 and 2002; Period from August 27, 1987 (inception) through September 30, 2003	5

	Notes to Condensed Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II. OTHER INFORMATION		16

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	16

SIGNATURES		17

CERTIFICATIONS		18

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUROBIOLOGICAL TECHNOLOGIES, INC.

(A development stage company)

CONDENSED BALANCE SHEETS

	September 30, 2003	June 30, 2003
	(unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$1,359,114	$66,138
Short-term investments	2,122,057	4,336,127
Interest receivable	18,117	50,339
Prepaid expenses and other	267,006	350,533

Total current assets	3,766,294	4,803,137

Property and equipment, net	8,407	10,073

	$3,774,701	$4,813,210

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$396,345	$565,595

Total current liabilities	396,345	565,595

Stockholders’ equity:
Convertible Series A Preferred stock, $.001 par value, 5,000,000 shares authorized, 2,332,000 issued in series, 754,000 and 1,154,000 outstanding at September 30, 2003 and June 30, 2003, respectively	377,000	577,000

Common stock, $.001 par value, 35,000,000 shares authorized, 19,183,945 and 18,755,553 outstanding at September 30, 2003 and June 30, 2003, respectively	44,459,533	44,259,534

Deferred compensation	(68,438)	(82,126)

Deficit accumulated during development stage	(41,389,640)	(40,516,524)

Accumulated other comprehensive income	(99)	9,731

Total stockholders’ equity	3,378,356	4,247,615

	$3,774,701	$4,813,210

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

(A development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Period from August 27, 1987 (inception) through September 30, 2003
	2003	2002
Revenues:
License	$—	$1,406,230	$8,849,940
Royalty	9,784	—	20,733
Grant	—	—	149,444

Total revenues	9,784	1,406,230	9,020,117

Expenses:

Research and development	327,925	906,759	32,816,746
General and administrative	576,238	488,611	21,039,093

Total expenses	904,163	1,395,370	53,855,839

Operating income (loss)	(894,379)	10,860	(44,835,722)

Interest income	21,263	45,243	3,446,082

Net income (loss)	$(873,116)	$56,103	$(41,389,640)

Basic net income (loss) per common share	$(0.05)	$0.00

Weighted average shares used in basic net income (loss) per common share calculation	18,833,423	17,782,288

Diluted net income (loss) per common share	$(0.05)	$0.00

Weighted average shares used in diluted net income (loss) per common share calculation	18,833,423	19,848,357

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

(A development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,		Period from August 27, 1987 (inception) through September 30, 2003
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$(873,116)	$56,103	$(41,389,640)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,666	2,783	700,450
Gain on sale of property and equipment	—	—	(1,500)
Amortization of deferred stock compensation	13,688	13,688	205,312
Issuance of common stock, options and warrants for license rights and services	—	—	209,975
Changes in assets and liabilities:
Interest receivable	32,222	92,190	(18,117)
Prepaid expenses and other current assets	83,527	54,084	(267,006)
Accounts payable and accrued expenses	(169,250)	90,667	396,345

Net cash provided by (used in) operating activities	(911,263)	309,514	(40,164,181)

INVESTING ACTIVITIES:
Purchase of investments	(1,421,926)	(6,631,766)	(56,197,411)
Maturity of investments	3,626,165	7,300,000	54,075,254
Purchases of property and equipment, net	—	—	(425,795)
Proceeds from sale of property & equipment	—	—	1,500
Additions to patents and licenses	—	—	(283,062)

Net cash provided by (used in) investing activities	2,204,239	668,234	(2,829,514)

FINANCING ACTIVITIES:
Payment of note payable	—	—	(200,000)
Proceeds from short-term borrowings	—	—	435,000
Issuance of common stock, net	—	10,502	36,046,677
Repurchase of common stock	—	(65,625)	(86,950)
Issuance of preferred stock, net	—	—	8,158,082

Net cash provided by (used in) financing activities	—	(55,123)	44,352,809

Increase in cash and cash equivalents	1,292,976	922,625	1,359,114

Cash and equivalents at beginning of period	66,138	277,062	—

Cash and equivalents at end of period	$1,359,114	$1,199,687	$1,359,114

SUPPLEMENTAL DISCLOSURES:

Conversion of short-term borrowings to Series A preferred stock	$—	$—	$235,000

Conversion of preferred stock to common stock	$200,000	$—	$8,016,082

Deferred stock compensation related to options granted	$—	$—	$273,750

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2004.

The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Net income (loss) per share is presented under the requirements of Financial Accounting Standards Board (“FAS”) No. 128, “Earnings per Share.” Basic net income (loss) per share is computed based on the weighted average shares of common stock outstanding and excludes any options, warrants, and convertible securities. For the three months ended September 30, 2002, diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares consisting of employee stock options, warrants, and the assumed conversion of convertible preferred stock. Potentially dilutive securities, such as options, warrants, and convertible preferred stock, have been excluded from the computation of diluted net loss per share for the three months ended September 30, 2003 as their effect is antidilutive. The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended September 30,
	2003	2002
Numerator for basic and diluted earnings per share – net income (loss)	$(873,116)	$56,103

Denominator for basic earnings per share – weighted average shares	18,833,423	17,782,288
Effect of dilutive securities:
Employee stock options	—	61,506
Warrants	—	632,563
Assumed conversion of convertible preferred stock	—	1,372,000

Denominator for diluted earnings per share	18,833,423	19,848,357
Basic net income (loss) per common share	$(0.05)	$0.00

Diluted net income (loss) per common share	$(0.05)	$(0.00)

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

Pro forma information regarding net income (loss) and net income (loss) per common share is required by SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by the SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 1.27% to 1.78% for the three months ended September 30, 2002. There were no new grants for the three months ended September 30, 2003.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period of the options using the straight-line method. The Company’s pro forma information follows (in thousands).

	Three months ended September 30,
	2003	2002
Net income (loss) – as reported	$(873)	$56
Add back:
Stock-based employee compensation expense included in net loss as reported	14	14
Deduct:
Stock-based employee expense determined under SFAS 123	(117)	(124)

Pro forma net income (loss)	$(976)	$(54)

Basic and diluted net income (loss) per share – as reported	$(0.05)	$(0.00)

Basic and diluted pro forma net income (loss) per share	$(0.05)	$(0.00)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options, nor do they necessarily represent the effects of employee stock options on reported net income (loss) for future years.

NOTE 2-INVESTMENTS

The following is a summary of available-for-sale investments (in thousands).

September 30, 2003
	Cost	Gross Unrealized Gains	Market Value
Corporate debt obligations	$1,218	$—	$1,218
U.S. Government obligations	904	—	904

Total investments	$2,122	$—	$2,122

June 30, 2003
	Cost	Gross Unrealized Gains	Market Value
Corporate debt obligations	$2,826	$9	$2,835
U.S. Government obligations	1,500	1	1,501

Total investments	$4,326	$10	$4,336

NOTE 3-EQUITY TRANSACTIONS

In August 2002, our board of directors authorized a stock repurchase program of up to 500,000 shares of our common stock. Depending on market conditions and other factors, repurchases will be made from time to time in the open market and in negotiated transactions, including block transactions and may be discontinued at any time. As of September 30, 2003, we had repurchased 32,000 shares of common stock under this program at an aggregate purchase price of $87,000. All shares repurchased have been retired.

In August 2003, a warrant was exercised through a cashless exercise in accordance with the terms of the warrant and 28,392 shares of common stock were issued to the warrant holder.

In September 2003, 400,000 shares of convertible Series A preferred stock were converted to common stock on a one-for-one basis.

NOTE 4-COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and unrealized holding gains and losses on available-for-sale investments.

	Three Months Ended September 30
	2003	2002
Net income (loss)	$(873,116)	$56,103
Other comprehensive income	(9,830)	6,247

Comprehensive income (loss)	$(882,946)	$62,350

NOTE 5-SUBSEQUENT EVENTS

In October 2003, we received a $281,230 payment from Merz Pharmaceuticals GmbH under our 1998 strategic research and marketing cooperation agreement. This payment represents a portion of the payment received by Merz pursuant to Merz’s agreement with H. Lundbeck A/S for the approval of Memantine (Ebixa®) for the treatment of Alzheimer’s disease in France.

In November 2003, we received a $18,658 payment from Merz under our 1998 strategic research and marketing cooperation agreement. This payment represents a portion of the royalties received by Merz on sales of Memantine (Ebixa) by Lundbeck during the quarter ended September 30, 2003.

We are recognizing the payments received from Merz as revenue in the quarter ending December 31, 2003.

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

OVERVIEW

Neurobiological Technologies, Inc. (“NTI®”, “we”, “us”, “our” or the “Company”) is an emerging drug development company focused on the clinical evaluation and regulatory approval of neuroscience drugs. We develop neuroprotective and neuromodulatory agents to treat progressive neurological impairments characteristic of various nervous system disorders, including diabetic neuropathy and brain cancer. Our strategy is to in-license and develop early- and later-stage drug candidates that target major medical needs and that can be rapidly commercialized.

In April 1998, we entered into a strategic research and marketing cooperation agreement with Merz Pharmaceuticals GmbH, or Merz, and Children’s Medical Center Corporation to further the clinical development and commercialization of Memantine. Pursuant to this agreement, NTI and Merz share scientific, clinical and regulatory information about Memantine to facilitate regulatory review and marketing approval by the Food and Drug Administration, or FDA, and foreign regulatory authorities. Pursuant to this agreement, we will share in future revenues from sales of Memantine for all indications in certain geographic markets.

In June 2000, Merz entered into an agreement with Forest Laboratories, Inc., or Forest, for the development and marketing of Memantine in the United States for the treatment of Alzheimer’s disease, neuropathic pain and AIDS-related dementia. In August 2000, Merz entered into a strategic license and cooperation agreement with H. Lundbeck A/S of Copenhagen, Denmark, or Lundbeck, for the further development and marketing of Memantine for the treatment of Alzheimer’s disease, neuropathic pain and AIDS-related dementia. Lundbeck acquired exclusive rights to Memantine in certain European markets, Canada, Australia and South Africa, as well as semi-exclusive rights to co-market Memantine with Merz in other markets worldwide, excluding the United States, where Forest has development rights, and Japan, where Merz has granted development rights to Suntory/Dai-Ichi Ltd.

In July 2001, Forest initiated the second of two trials necessary for registration of a New Drug Application, or NDA, to the FDA for diabetic neuropathy. In May 2003, Forest announced that Memantine had failed to demonstrate a statistically significant difference versus placebo with regards to the primary endpoint of this trial. Subsequent to quarter-end and based on recently completed analysis of the clinical trial results, Forest announced that it has decided to proceed with an expanded clinical program with the objective of obtaining approval of Memantine for neuropathic pain. The expanded clinical program will include a new Phase II trial that will examine various neuropathic pain conditions at different dosages. Based on the outcome of this Phase II trial, Forest may initiate additional placebo-controlled Phase III trials, with the goal of generating sufficient clinical data for submission of a NDA for the treatment of neuropathic pain. We conducted the first Phase II trial with an enrollment of over 400 patients and reported positive results in January 2000.

In May 2002, Merz announced that Memantine (Ebixa®) was approved by the regulatory authorities in the European Union for the treatment of Alzheimer’s disease. In July 2002, Merz received a payment from Lundbeck relating to this approval. This triggered a $1.4 million payment to NTI in August 2002 from Merz under our 1998 strategic research and marketing cooperation agreement. We also received payments of $281,000 in January 2003 and $281,000 in May 2003 from Merz, which represented a portion of the payments received by Merz pursuant to Merz’s agreement with H. Lundbeck A/S for the approval of Memantine for the treatment of Alzheimer’s disease. NTI expects to receive royalty payments from Merz on sales in certain European countries and the United States, when these sales commence. In May 2003, we received our first royalty payment of $11,000 on Memantine sales.

In September 2002, Forest completed a placebo-controlled Phase III study in which a significant benefit was observed when Memantine was combined with donepezil in patients with moderately-severe to severe

Alzheimer’s disease. Subsequent to quarter-end, Forest announced that it has received FDA approval of Memantine (Namenda) for the treatment of moderate-to-severe Alzheimer’s disease. Forest expects the product to be available for patients in January 2004. Under our strategic research and marketing cooperation agreement with Merz, the approval of Namenda triggers a milestone payment from Merz, which we expect to receive January 31, 2004, and should result in royalty payments from sales of Namenda in the United States beginning in the current fiscal year.

Forest is presently conducting three additional placebo-controlled studies in either mild-to-moderate or moderate-to-severe Alzheimer’s disease. In June 2003, Forest announced that one of these trials did not demonstrate statistically significant effects on cognitive or global outcomes compared to placebo. This trial combined Memantine with Acethl cholinesterase inhibitors for mild-to-moderate Alzheimer’s disease.

We are also developing XERECEPT™, a synthetic preparation of the natural human peptide, Corticorelin Human Acetate, as a treatment for brain swelling due to brain tumors (peritumoral brain edema). In April 1998, XERECEPT received orphan drug designation for this indication from the FDA. Orphan drug designation provides us with seven years market exclusivity and makes us eligible to receive Orphan Drug Grants to fund clinical research. We are currently discussing with the FDA two pivotal trials of XERECEPT for the treatment of peritumoral brain edema and have completed the FDA required long-term animal toxicity studies. We expect to commence the Phase III clinical trials before the end of 2003.

Since our founding in 1987, we have applied a majority of our resources to our research and development programs and have generated only limited operating revenue. Except for fiscal 2001, we have incurred losses in each year since our inception and we expect to continue to incur losses over at least the next twelve months due to ongoing research and development efforts. As of September 30, 2003, our deficit accumulated during the development stage was $41.4 million.

RESULTS OF OPERATIONS

We had approximately $10,000 of royalty revenue from Merz under our 1998 strategic research and marketing cooperation agreement for the three months ended September 30, 2003. Our revenues were $1.4 million for the three months ended September 30, 2002 from license fee payments from Merz under our 1998 strategic research and marketing cooperation agreement.

Our research and development expenses decreased to approximately $328,000 for the three months ended September 30, 2003, from approximately $907,000 for the three months ended September 30, 2002. The decrease was primarily due to the completion of long-term toxicology studies and manufacturing of clinical supplies of XERECEPT™. General and administrative expenses increased to approximately $576,000 for the three months ended September 30, 2003, compared to $489,000 for the same period of the prior year. The increase was primarily due to increased insurance costs and costs related to strategic partnership activities. Interest income decreased to approximately $21,000 for the three months ended September 30, 2003, compared to approximately $45,000 for the same period of the prior year due to lower average interest rates and lower average invested cash, cash equivalent and investment balances.

Our two product candidates, Memantine and XERECEPT™, have completed or are in Phase II or Phase III human clinical testing. To date, we have incurred costs of approximately $8.9 million in the development of Memantine and $16.5 million in the development of XERECEPT. All future costs for the development and commercialization of Memantine will be borne by Merz and its marketing partners, Forest and Lundbeck. We expect to incur ongoing costs primarily for Phase III clinical trials for our development of XERECEPT™ and related administrative support. We are currently unable to estimate the costs of completing human clinical trials for XERECEPT due to the uncertainties inherent in conducting clinical trials and seeking regulatory approval for a drug candidate.

Research and development expenditures are charged to operations as incurred. Research and development expenses, including direct and allocated expenses, consist of independent research and development costs and costs associated with sponsored research and development.

LIQUIDITY AND CAPITAL RESOURCES

From inception through September 30, 2003, we have raised a total of approximately $44 million in net proceeds from the sale of common and preferred stock.

We had available cash and cash equivalents and investments of approximately $3.5 million as of September 30, 2003, compared to approximately $4.4 million at June 30, 2003. We believe that our capital resources will be adequate to fund our operations through at least the next twelve months. In the course of our development activities, we have incurred significant losses, and although we were profitable in the fiscal year ended June 30, 2001 and the quarter ended September 30, 2002, we expect to incur additional operating losses over at least the next twelve months as we continue to expand our research and development efforts. We expect to incur substantial costs in fiscal 2004 primarily for Phase III clinical trials of XERECEPT and related administrative support. Merz and Merz’s marketing partners will pay all future development costs of Memantine.

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

All of our revenues to date have been license fees and royalty payments from Merz related to our portion of payments received by Merz pursuant to its agreements with Forest and Lundbeck, its marketing partners. The only revenues that we expect to receive in the foreseeable future are our share of payments received by Merz from Forest and Lundbeck and royalties on sales of Memantine made by Merz or its marketing partners. This depends, among other things, on the continuation of our research and marketing cooperation agreement with Merz and Children’s Medical Center. Although Merz has received approval to market Memantine for Alzheimer’s disease in Europe, we are not entitled to receive royalty payments for Memantine sales for Alzheimer’s disease in many European countries and any commercialization efforts in these countries, or the importation of Memantine into the United States from these countries, would not directly benefit us. Although Forest has received marketing approval for Namenda for Alzheimer’s disease in the United States and expects to launch the product in January 2004, the launch could be delayed and revenue projections for Namenda may not be attained. If Merz or Forest is unable to successfully commercialize Memantine, or if Memantine is not commercialized for indications or in markets where we are entitled to royalty payments, our revenues would be adversely affected.

Under certain circumstances, Merz or Children’s Medical Center can terminate our research and marketing cooperation agreement upon six months’ notice. The termination of this agreement or any failure by Merz or its partners to successfully commercialize Memantine could reduce or terminate our future royalties under the research and marketing cooperation agreement and would have a material adverse effect on our business, financial condition and results of operations.

Under our research and marketing cooperation agreement with Merz, we are entitled to receive a substantially higher royalty rate on sales of Memantine for neuropathic pain and indications other than Alzheimer’s disease. The royalties we receive could be adversely affected if there is significant “off label” usage of Memantine marketed for Alzheimer’s disease.

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

Further, our development activities may not result in any commercially viable products. Although Merz has received approval to market Memantine for the treatment of Alzheimer’s disease in Europe, and Forest has recently received approval to market Namenda for the treatment of Alzheimer’s disease in the United States, Merz and its marketing partners may not receive approval to market Memantine for neuropathic pain or other indications. The failure of Merz or its marketing partners to receive approval to market Memantine for neuropathic pain or indications other than Alzheimer’s disease could adversely affect our rights under our research and marketing cooperation agreement with Merz and Children’s Medical Center.

Other than Memantine, we have one potential product that is in clinical development and we may not develop another candidate product that will receive required regulatory approval or be successfully commercialized.

We are still a development-stage company and, except for Memantine, we have only one product, XERECEPT, in clinical development. The results of our preclinical studies and early-stage clinical trials are not necessarily indicative of those that will be obtained upon further clinical testing in later-stage clinical trials. For example, although our Phase II clinical trials for Memantine for the treatment of neuropathic pain yielded positive results, subsequent clinical trials conducted by Forest did not replicate these results. Similar variations in later-stage clinical trial results may also be seen in XERECEPT as longer trials and larger patient populations are used. Further, although we expect to launch Phase III clinical trials of XERECEPT before the end of 2003, patient enrollment in these trials may be slow, as it was in our clinical trials of XERECEPT for peritumoral brain edema. Any delays in patient enrollment could delay the development of XERECEPT. It is also possible that XERECEPT will not be further developed or successfully commercialized.

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

In addition, success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. For example, although our Phase II clinical trials for Memantine for the treatment of diabetic neuropathy produces positive results, subsequent clinical trials conducted by Forest did not replicate these results. As with any regulated product, additional government regulations may be instituted which could delay regulatory approval of our potential products. Additional government regulations that might result from future legislation or administrative action cannot be predicted.

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

Merz and Merz’s marketing partners have the responsibility of supplying Memantine for their clinical trials. Our clinical supply of XERECEPT has been manufactured by established methods using chemical synthesis to our specifications. We performed audits on our contractors who supplied XERECEPT to assess compliance with the current Good Manufacturing Practice, or cGMP, regulations. Alternative cGMP suppliers of the bulk drugs and of finished dosage form products are available to us. We currently have no plans to build or develop an in-house manufacturing capability.

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

We currently have a limited amount of product liability insurance that only covers liabilities arising from clinical trials. It is possible that our current insurance may not be adequate to cover liabilities arising from our clinical trials.

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

The average daily trading volume of our common stock has historically been low compared to that of other biopharmaceutical companies. Because of our relatively low trading volume, our stock price can be highly volatile.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of September 30, 2003, the fair value of our investments was $2.1 million and 100% of our total portfolio will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk. We do not use or hold derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of President and Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company and the President and Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective.

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

(b) Reports:

On August 25, 2003, we filed a Current Report on Form 8-K furnishing our press release announcing the results of operations for the quarter and fiscal year ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: November 12, 2003	/s/ Paul E. Freiman
Paul E. Freiman
President, Chief Executive Officer
(Principal Executive and Accounting Officer) and Director