Form 10-Q
period 2004-03-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2004-05-17
CIK 918112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Common Stock, $.001 Par Value: 23,878,550 shares outstanding as of April 30, 2004.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION		3

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	3

	Condensed Balance Sheets — March 31, 2004 and June 30, 2003	3

	Condensed Statements of Operations — Three and nine months ended March 31, 2004 and 2003; Period from August 27, 1987 (inception) through March 31, 2004	4

	Condensed Statements of Cash Flows — Nine months ended March 31, 2004 and 2003; Period from August 27, 1987 (inception) through March 31, 2004	5

	Notes to Condensed Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II. OTHER INFORMATION		17

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES	17

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	17

SIGNATURES		18

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUROBIOLOGICAL TECHNOLOGIES, INC.

(A development stage company)

CONDENSED BALANCE SHEETS

	March 31, 2004	June 30, 2003
	(unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$13,509,558	$66,138
Short-term investments	6,804,145	4,336,127
Interest receivable	42,153	50,339
Prepaid expenses and other	156,865	350,533

Total current assets	20,512,721	4,803,137

Long-term investments	1,886,185	—

Property and equipment, net	7,718	10,073

TOTAL ASSETS	$22,406,624	$4,813,210

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$593,645	$565,595
Warrant liability	1,804,200	—

Total current liabilities	2,397,845	565,595

Stockholders’ equity:
Convertible Series A Preferred stock, $.001 par value, 5,000,000 shares authorized, 2,332,000 issued, 634,000 and 1,154,000 outstanding at March 31, 2004 and June 30, 2003, respectively	317,000	577,000

Common stock, $.001 par value, 35,000,000 shares authorized, 23,822,550 and 18,755,553 outstanding at March 31, 2004 and June 30, 2003, respectively	61,042,233	44,259,534

Deferred compensation	(41,063)	(82,126)

Deficit accumulated during development stage	(41,309,997)	(40,516,524)

Accumulated other comprehensive income	606	9,731

Total stockholders’ equity	20,008,779	4,247,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,406,624	$4,813,210

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

(A development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,		Period from August 27, 1987 (inception) through March 31, 2004
	2004	2003	2004	2003
REVENUES
License	$2,249,980	$281,230	$2,531,210	$1,687,460	$11,381,150
Royalty	51,674	—	80,117	—	91,066
Grant	—	—	—	—	149,444

Total revenue	2,301,654	281,230	2,611,327	1,687,460	11,621,660

EXPENSES
Research and development	725,151	434,675	1,566,441	2,020,199	34,055,262
General and administrative	889,818	623,550	2,320,899	1,799,765	22,783,754

Total expenses	1,614,969	1,058,225	3,887,340	3,819,964	56,839,016

Operating income (loss)	686,685	(776,995)	(1,276,013)	(2,132,504)	(45,217,356)

Interest income	21,327	30,072	51,860	116,306	3,476,679

Other non-cash income	430,680	—	430,680	—	430,680

NET INCOME (LOSS)	$1,138,692	$(746,923)	$(793,473)	$(2,016,198)	$(41,309,997)

BASIC NET INCOME (LOSS) PER SHARE	$0.05	$(0.04)	$(0.04)	$(0.11)

Shares used in basic net income (loss) per share calculation	20,794,541	17,984,938	19,607,037	17,846,434

DILUTED NET INCOME (LOSS) PER SHARE	$0.05	$(0.04)	$(0.04)	$(0.11)

Shares used in diluted net income (loss) per share calculation	23,608,871	17,984,938	19,607,037	17,846,434

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

(A development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31,		Period from August 27, 1987 (inception) through March 31, 2004
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(793,473)	$(2,016,198)	$(41,309,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,459	7,256	703,243
(Gain) loss on sale of property and equipment	2,849	—	1,349
Amortization of deferred stock compensation	41,063	41,063	232,687
Derivative revaluation	(430,680)	—	(430,680)
Issuance of common stock, options and warrants for license rights and services	28,200	—	238,175
Changes in assets and liabilities:
Interest receivable	8,186	131,197	(42,153)
Prepaid expenses and other current assets	193,668	(50,798)	(156,865)
Accounts payable and accrued expenses	28,049	(452,101)	593,644

Net cash used in operating activities	(917,679)	(2,339,581)	(40,170,597)

INVESTING ACTIVITIES:
Purchase of investments	(27,317,933)	(6,719,831)	(82,093,418)
Maturity of investments	22,954,605	9,855,604	73,403,694
Purchases of property and equipment, net	(4,953)	(13,332)	(430,748)
Proceeds from sale of property and equipment	—	—	1,500
Additions to patents and licenses	—	—	(283,062)

Net cash provided by (used in) investing activities	(4,368,281)	3,122,441	(9,402,034)

FINANCING ACTIVITIES:
Payment of note payable	—	—	(200,000)
Proceeds from short-term borrowings	—	—	435,000
Issuance of common stock, net	18,729,380	289,782	54,776,057
Repurchase of common stock	—	(86,950)	(86,950)
Issuance of preferred stock, net	—	—	8,158,082

Net cash provided by financing activities	18,729,380	202,832	63,082,189

Increase in cash and cash equivalents	13,443,420	985,692	13,509,558

Cash and equivalents at beginning of period	66,138	277,062	—

Cash and equivalents at end of period	$13,509,558	$1,262,754	$13,509,558

SUPPLEMENTAL DISCLOSURES:

Conversion of short-term borrowings to Series A preferred stock	$—	$—	$235,000

Conversion of preferred stock to common stock	$260,000	$102,000	$8,076,082

Deferred stock compensation related to options granted	$—	$—	$273,750

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2004

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2004.

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Net income (loss) per share is presented under the requirements of Financial Accounting Standards Board (“FAS”) No. 128, “Earnings per Share.” Basic net income (loss) per share is computed based on the weighted average shares of common stock outstanding and excludes any options, warrants, and convertible securities. For the three months ended March 31, 2004, diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares consisting of employee stock options, warrants, and the assumed conversion of convertible preferred stock. Potentially dilutive securities, such as options, warrants, and convertible preferred stock, have been excluded from the computation of diluted net loss per share for the three- months ended March 31, 2003 as their effect is antidilutive. The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2004	2003
Numerator for basic and diluted earnings per share – net income (loss)	$1,138,692	$(746,923)

Denominator for basic earnings per share – weighted average shares	20,794,541	17,984,938
Effect of dilative securities:
Employee stock options	909,763	—
Warrants	1,191,011	—
Assumed conversion of convertible preferred stock	713,556	—

Denominator for diluted earnings per share	23,608,871	17,984,938

Basic net income (loss) per common share	$0.05	$(0.04)

Diluted net income (loss) per common share	$0.05	$(0.04)

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

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Net income (loss) – as reported	$1,139	$(747)	$(793)	$(2,016)
Add back:
Stock-based employee compensation expense included in net income (loss) as reported	14	14	41	41
Deduct:
Stock-based employee expense determined under SFAS 123	(187)	(113)	(439)	(359)

Pro forma net income (loss)	$966	$(846)	$(1,191)	$(2,334)

Basic net income (loss) per share – as reported	$0.05	$(0.04)	$(0.04)	$(0.11)

Diluted net income (loss) per share – as reported	$0.05	$(0.04)	$(0.04)	$(0.11)

Basic pro forma net income (loss) per share	$0.05	$(0.05)	$(0.06)	$(0.13)

Diluted pro forma net income (loss) per share	$0.04	$(0.05)	$(0.06)	$(0.13)

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

NOTE 2-INVESTMENTS

The following is a summary of available-for-sale investments (in thousands).

March 31, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Corporate debt obligations	$13,575	$3	$(3)	$13,575
U.S. Government obligations	8,598	1	—	8,599

Total investments	$22,173	$4	$(3)	$22,174

June 30, 2003

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Corporate debt obligations	$2,826	$9	$—	$2,835
U.S. Government obligations	1,500	1	—	1,501

Total investments	$4,326	$10	$—	$4,336

At March 31, 2004 approximately $13,484,000 of investments are included in cash equivalents.

NOTE 3-EQUITY TRANSACTIONS

Warrants were exercised through a cashless exercise in accordance with the terms of the warrants, and 382,950 shares of common stock were issued to the warrant holders during the nine months ended March 31, 2004.

Warrants were exercised in accordance with the terms of the warrants, and 272,600 shares of common stock were issued to the warrant holders for an aggregate purchase price of $349,850 during the nine months ended March 31, 2004.

A warrant to purchase 10,000 shares of common stock at $5.14 per share was issued in the quarter ended December 31, 2003 for consulting services and will expire December 22, 2006. The warrant valuation of $28,200 is reflected in general and administrative expense for the nine months ended March 31, 2004.

In March 2004, we raised $19.4 million in gross offering proceeds from the sale of 3,880,000 shares of common stock at a price of $5.00 per share. Investors also received warrants to purchase an additional 582,000 shares of common stock at a price of $6.73 per share. Our net offering proceeds after fees and commissions were approximately $18.4 million. We also issued warrants to our placement agent to purchase 155,200 shares of common stock at a purchase price of $6.00 per share and 23,280 shares at $8.08 per share.

The common stock and warrants issued in the private placement were initially unregistered. We filed a registration statement on Form S-3 with the Securities and Exchange Commission on April 14, 2004 to register the shares issued in the private placement as well as the shares to be issued upon exercise of the warrants. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and

Potentially Settled in, a Company’s Own Stock,” the warrants have been included as a liability and valued at fair value on the date of issuance. The warrants are revalued each period until the effective date of the registration statement. The change in fair value from the date of issuance to March 31, 2004 of $430,680 has been recorded as non-cash other income. The warrants will be transferred to permanent equity when they are registered.

Shares of convertible Series A preferred stock were converted to common stock on a one-for-one basis for 520,000 shares of common stock in the nine months ended March 31, 2004.

Employees purchased 5,992 shares of common stock in the nine months ended March 31, 2004 in accordance with the Employee Stock Purchase Plan for an aggregate purchase price of $14,970.

NOTE 4-COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net loss and unrealized holding gains and losses on available-for-sale investments.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income (loss)	$1,138,692	$(746,923)	$(793,473)	$(2,016,198)
Other comprehensive income	799	—	(9,125)	6,000

Comprehensive income (loss)	$1,139,491	$(746,923)	$(802,598)	$(2,010,198)

NOTE 5-SUBSEQUENT EVENTS

In April 2004, we received approximately $175,000 from Merz under our 1998 strategic research and marketing cooperation agreement. This payment represents a portion of the royalties received by Merz on sales of Memantine by its marketing partners during the quarter ended March 31, 2004.

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

In May 2002, Merz announced that Memantine (Ebixa®) was approved by the regulatory authorities in the European Union for the treatment of Alzheimer’s disease. We received a payment of $51,700 in January 2004 from Merz, which represented a portion of the royalties received by Merz on sales of Memantine by Lundbeck during the quarter ended December 31, 2003.

In October 2003, Forest announced that it received FDA approval of Memantine (Namenda) for the treatment of moderate-to-severe Alzheimer’s disease. Namenda became available for patients in the United States starting in January 2004. Under our strategic research and marketing cooperation agreement with Merz, the approval of Namenda triggered a payment of $2.25 million from Merz, which we received in January 2004, and is expected to result in royalty payments from sales of Namenda in the United States beginning in the fourth quarter of fiscal 2004.

In May 2003, Forest announced that Memantine had failed to demonstrate a statistically significant difference versus placebo with regards to the primary endpoint of its Phase II clinical trial for neuropathic pain. In October 2003, based on the completed analysis of its Phase III trial, Forest announced that it had decided to proceed with an expanded clinical program, with the objective of obtaining approval of Memantine for neuropathic pain. The expanded clinical program will include new Phase II trials that will examine various neuropathic pain conditions at different dosages. Based on the outcome of these trials, Forest may initiate additional Phase III trials, with the goal of generating sufficient clinical data for submission of a New Drug Application, or NDA, for the treatment of neuropathic pain. We conducted the first Phase II trial of Memantine for neuropathic pain with an enrollment of over 400 patients and reported positive results in January 2000.

We are also developing XERECEPT™, a synthetic preparation of the natural human peptide, Corticorelin Human Acetate, as a treatment for brain swelling due to brain tumors (peritumoral brain edema). In April 1998, XERECEPT received orphan drug designation for this indication from the FDA. Orphan drug designation provides us with seven years market exclusivity and makes us eligible to receive Orphan Drug Grants to fund clinical research. XERECEPT has undergone a special protocol assessment with the FDA. We enrolled our first patient in April 2004 for the first trial, which is expected to last 18 months. The second trial is expected to start in the Summer 2004 and is expected to last 12 months.

In March 2004, we raised $19.4 million in gross offering proceeds from the sale of 3,880,000 shares of common stock at a price of $5.00 per share. Investors also received warrants to purchase an additional 582,000 shares of common stock at a price of $6.73 per share. Our net offering proceeds after fees and commissions were approximately $18.4 million. We also issued warrants to our placement agent to purchase 155,200 shares of common stock at a purchase price of $6.00 per share and 23,280 shares at $8.08 per share.

Since our founding in 1987, we have applied a majority of our resources to our research and development programs and have generated only limited operating revenue. Except for fiscal 2001, we have incurred losses in each year since our inception and, although we were profitable during the quarter ended March 31, 2004, we expect to incur losses for fiscal 2004 and 2005 due to ongoing research and development efforts. As of March 31, 2004, our deficit accumulated during the development stage was $41.3 million.

RESULTS OF OPERATIONS

We had license fee revenue of $2,250,000 and $2,531,000 for the three and nine months ended March 31, 2004 and royalty revenue of $52,000 and $80,000 for the three and nine months ended March 31, 2004. We had license fee revenue of $281,000 and $1,687,000 for the three and nine months ended March 31, 2003. All of the license fee and royalty revenue came from Merz under our 1998 strategic research and marketing cooperation agreement.

Our research and development expenses increased to approximately $725,000 for the three months ended March 31, 2004 from approximately $435,000 for the three months ended March 31, 2003 and decreased to approximately $1,566,000 for the nine months ended March 31, 2004, from approximately $2,020,000 for the nine months ended March 31, 2003. The three-month increase is primarily due to cost of manufacturing a new batch of XERECEPT™. The nine-month decrease reflects the conclusion to some of the costs for the completion of long-term toxicology studies, which was partially offset by increased costs attributable to manufacturing initial clinical supplies of XERECEPT. General and administrative expenses increased to approximately $890,000 and $2,321,000 in the three and nine months ended March 31, 2004, from $624,000 and $1,800,000 in the same periods of the prior year. The increases were primarily due to increased insurance costs, employee benefit costs and costs related to exploring strategic partnership activities. Interest income decreased to approximately $21,000 and $52,000 in the three and nine months ended March 31, 2004, from approximately $30,000 and $116,000 in the same period of the prior year due to lower average interest rates and lower average invested cash balances.

Our two product candidates, Memantine and XERECEPT, have completed or are in Phase II or Phase III human clinical testing. To date, we have incurred costs of approximately $8.9 million in the development of Memantine and $17.7 million in the development of XERECEPT. All future costs for the development and commercialization of Memantine will be borne by Merz and its marketing partners, Forest and Lundbeck. We expect to incur ongoing costs for Phase III clinical trials for XERECEPT and related administrative support. We estimate the costs of completing our two planned Phase III human clinical trials for XERECEPT to be approximately $4 million.

Research and development expenditures are charged to operations, as incurred. Research and development expenses, including direct and allocated expenses, consist of independent research and development costs and costs associated with sponsored research and development.

LIQUIDITY AND CAPITAL RESOURCES

From inception through March 31, 2004, we have raised a total of approximately $63 million in net proceeds from the sale of common and preferred stock, including the $19.4 million we raised through the sale of common stock and warrants in March 2004.

We had available cash and cash equivalents and investments of approximately $22.2 million as of March 31, 2004, compared to approximately $4.4 million at June 30, 2003. We believe that our capital resources will be adequate to fund our planned operations through at least the next twelve months. In the course of our development activities, we have incurred significant losses, and, although we were profitable in the fiscal year ended June 30, 2001 and the quarters ended September 30, 2002 and March 31, 2004 due to revenue from license payments, we expect fluctuations in our quarterly operating results to incur, which will result in some additional operating losses over the next twelve months as we continue to expand our research and development efforts. We expect to continue to incur substantial costs in fiscal 2004 primarily for Phase III clinical trials of XERECEPT and related administrative support. Merz and Merz’s marketing partners will pay all future development costs of Memantine.

We may seek to raise additional funds when market conditions permit. However, there can be no assurance that funding will be available or that, if available, will be on acceptable terms. Our future capital requirements will depend on a number of factors, including:

•	the amount of payments received from Merz for marketing approvals of Memantine;

•	the amount of royalties received from Merz for future sales of Memantine;

•	the progress of our clinical development programs;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the acquisition or licensing of new drug candidates and the clinical development costs associated with these candidates;

•	competing technological and market developments; and

•	our ability to establish collaborative relationships.

Our only long-term capital obligation relates to our leased facility in Richmond, California. The minimum payment is approximately $91,000 for the one-year term of the lease, which expires July 2004. We expect to renew this lease on substantially similar terms or obtain another lease on comparable terms.

RISK FACTORS

We are dependent on Merz and its marketing partners Forest and Lundbeck for the successful commercialization of Memantine.

All of our revenues to date have been license fees and royalty payments from Merz related to our portion of payments received by Merz pursuant to its agreements with Forest and Lundbeck, its marketing partners. The only revenues that we expect to receive in the foreseeable future are our share of payments received by Merz from Forest and Lundbeck and royalties on sales of Memantine made by Merz or its marketing partners. This depends, among other things, on the continuation of our research and marketing cooperation agreement with Merz and Children’s Medical Center. Although Merz has received approval to market Memantine for Alzheimer’s disease in Europe, we are not entitled to receive royalty payments for Memantine sales for Alzheimer’s disease in many European countries and any commercialization efforts in these countries, or the importation of Memantine into the United States from these countries, would not directly benefit us. Although Forest has received marketing approval for Namenda for Alzheimer’s disease in the United States, revenue projections for Namenda may not be attained. If Merz or Forest is unable to successfully commercialize Memantine, or if Memantine is not commercialized for indications or in markets where we are entitled to royalty payments, our revenues would be adversely affected.

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

Our product candidates are based on new and relatively unproven technologies. As a result, these candidates face numerous risks of failure, including the possibility that these candidates may:

•	be found to be unsafe, ineffective or toxic;

•	fail to receive necessary regulatory clearances;

•	if approved, be difficult to manufacture on a large scale or uneconomical to market;

•	be precluded from marketing by us or our marketing partners due to the proprietary rights of third parties; and

•	not be successful because third parties may market superior or equivalent products.

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

We are still a development-stage company and, except for Memantine, we currently have only one other product, XERECEPT, in clinical development. The results of our preclinical studies and early-stage clinical trials are not necessarily indicative of those that will be obtained upon further clinical testing in later-stage clinical trials. For example, although our Phase II clinical trials for Memantine for the treatment of neuropathic pain yielded positive results, subsequent clinical trials conducted by Forest did not replicate these results. Similar variations in later-stage clinical trial results may also be seen in XERECEPT as longer trials and larger patient populations are used. Further, although we began the first Phase III clinical trail of XERECEPT, enrolling the first patient in April 2004, and expect both Phase III trials to be completed by mid calendar year 2005, patient enrollment in these trials may be slow, as it was in our Phase II clinical trials of XERECEPT. Any delays in patient enrollment could delay the development of XERECEPT. It is also possible that XERECEPT will not be further developed or successfully commercialized.

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

There can be no assurance that FDA or other regulatory approval for any products developed by us will be granted on a timely basis or at all. Any delay in obtaining, or failure to obtain, required approvals would adversely affect the marketing of our proposed products and our ability to earn product revenues or royalties.

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

In addition to patent protection, we rely upon trade secret protection for our confidential and proprietary information. It is our policy that each employee enter into a confidentiality agreement which contains provisions generally prohibiting the disclosure of confidential information to anyone outside our company and requiring disclosure to us of ideas, developments, discoveries or inventions conceived during employment and assignment to us of proprietary rights to such matters related to our business and technology. However, it is possible that these agreements could be breached. In addition, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology.

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

We operate with a small staff and each person currently employed by us serves an essential function. Any reductions in our staff could impair our ability to manage ongoing clinical trials and may have a material adverse effect on our operations.

The market price of our common stock has been, and is likely to continue to be, highly volatile.

The average daily trading volume of our common stock has historically been low compared to that of other biopharmaceutical companies. Because of our relatively low trading volume, our stock price can be highly volatile.

Factors that may cause volatility in our stock price include:

•	announcements of the results of pre-clinical studies and clinical trials by us, Merz or its marketing partners or our competitors;

•	other evidence of the safety or efficacy of our products, or those of Merz or its marketing partners or our competitors;

•	announcements of technological innovations or new therapeutic products by us or our competitors;

•	developments in patent or other proprietary rights of us or our competitors, including litigation;

•	fluctuations in our operating results;

•	government regulation and health care legislation;

•	speculation or announcements regarding potential acquisitions; and

•	market conditions for life science companies’ stocks in general.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of March 31, 2004, the fair value of our investments was $22.2 million and 92% of our portfolio will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk. We do not use or hold derivative financial instruments.

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

PART II. OTHER INFORMATION

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

In March 2004, we raised $19.4 million in gross offering proceeds from the sale of 3,880,000 shares of common stock at a price of $5.00 per share. Investors also received warrants, which are exercisable for five years, to purchase an additional 582,000 shares of common stock at a price of $6.73 per share. Our net offering proceeds after fees and commissions were approximately $18.4 million. We also issued warrants, which are exercisable for three years, to Merriman Curhan Ford & Co., our placement agent in the offering, to purchase 155,200 shares of common stock at a purchase price of $6.00 per share and 23,280 shares at $8.08 per share.

The offering was made to selected institutional and accredited investors pursuant to Regulation D under the Securities Act of 1933, as amended. In connection with this offering, we incurred total expenses of approximately $1,053,507, consisting of $970,000 for commissions, and approximately $83,507 for other expenses. None of these expenses were paid directly or indirectly to any of our directors, officers, or their associates, persons owning 10% or more of any class of the our securities, or affiliates of the Company.

We have applied the proceeds of the above offerings to diversified short-term investments, consisting primarily of investment grade securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

4.1 *	Form of Common Stock Warrant, dated March 1, 2004

4.2	Common Stock Warrant, dated March 1, 2004, issued to Merriman Curhan Ford & Co.

4.3	Common Stock Warrant, dated March 1, 2004, issued to Merriman Curhan Ford & Co.

10.1 *	Securities Purchase Agreement, dated March 1, 2004

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2004, and incorporated herein by reference.

(b) Reports:

On February 9, 2004, we filed a Current Report on Form 8-K furnishing our press release announcing the results of operations for the quarter ended December 31, 2003.

On March 4, 2004, we filed a Current Report on Form 8-K furnishing our press release announcing $19.4 million raised in a private equity financing.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: May 14, 2004	/s/ Paul E. Freiman
Paul E. Freiman
President, Chief Executive Officer
(Principal Executive and Accounting Officer) and Director