Form 10-K
period 2004-06-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2004-09-13
CIK 918112

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Common stock, $.001 Par Value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

As of August 31, 2004, the issuer had outstanding 26,420,607 shares of common stock.

The aggregate market value of the shares of common stock held by non-affiliates as of December 31, 2003, the registrant’s most recently completed second fiscal quarter, was approximately $102,979,000 based upon the last sale price of the issuer’s common stock reported on The NASDAQ SmallCap Market on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be held November 18, 2004, are incorporated by reference into Part III of this report.

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

OVERVIEW

Neurobiological Technologies, Inc., alternatively referred to in this report as “NTI,” “we,” “us,” “our,” or the “Company,” is a drug development company focused on the clinical evaluation and regulatory approval of neuroscience drugs. We develop neuroprotective and neuromodulatory agents to treat progressive neurological impairments characteristic of various nervous system disorders, including diabetic neuropathy and brain cancer.

Our strategy is to in-license and develop later stage drug candidates that target major medical needs and that can be rapidly commercialized. Our experienced management team oversees the human clinical trials necessary to establish preliminary evidence of efficacy and then seeks partnerships with pharmaceutical and biotechnology companies for late-stage development and marketing of our product candidates. Currently, we receive revenues on the sales of one approved product and have two product candidates in clinical development. The approved product, Memantine, is an orally dosed compound that is approved for the treatment of moderate to severe Alzheimer’s disease and is marketed in the United States and Europe by our marketing partners. Memantine is also being developed for the treatment of neuropathic pain. Our product candidates are XERECPT™, a compound for the treatment of peritumoral brain edema, or swelling around brain tumors, and Viprinex™, a compound for the treatment of acute ischemic stroke.

MEMANTINE

In April 1998, we entered into a strategic research and marketing cooperation agreement with Merz Pharmaceuticals GmbH, or Merz, and Children’s Medical Center Corporation to further the clinical development and commercialization of Memantine. Pursuant to this agreement, we share in revenues from sales of Memantine for all indications.

In June 2000, Merz entered into an agreement with Forest Laboratories, Inc., or Forest, for the development and marketing of Memantine in the United States for the treatment of Alzheimer’s disease, neuropathic pain and AIDS-related dementia. In August 2000, Merz entered into a strategic license and cooperation agreement with H. Lundbeck A/S of Copenhagen, Denmark, or Lundbeck, for the further development and marketing of Memantine for the treatment of Alzheimer’s disease, neuropathic pain and AIDS-related dementia. Lundbeck acquired exclusive rights to Memantine in certain European markets, Canada, Australia and South Africa, as well as semi-exclusive rights to co-market Memantine with Merz in other markets worldwide, excluding the United States and Japan, where Merz has granted development rights to Forest and Daiichi Suntory Pharma Co., Ltd., respectively.

In May 2002, Merz announced that Memantine (Ebixa®) was approved by the regulatory authorities in the European Union for the treatment of Alzheimer’s disease. In October 2003, Forest announced that Memantine (Namenda™) was approved by the FDA for the treatment of moderate to severe Alzheimer’s disease. Memantine became commercially available in the United States in January 2004.

During the period from August 2002 to June 30, 2004, we have received total license fee and royalty payments of $4,766,000 from Merz. Subsequent to our year end in June 30, 2004, we received an additional $517,000 in royalty payments on sales of Memantine.

Forest is presently conducting three additional placebo-controlled studies in either mild-to-moderate or moderate-to-severe Alzheimer’s disease. In June 2003, Forest announced that one of these trials did not demonstrate statistically significant effects on cognitive or global outcomes compared to control. This trial combined Memantine with Acetyl cholinesterase inhibitors for mild-to-moderate Alzheimer’s disease. In an additional trial, patients with moderate-to-severe Alzheimer’s disease who received the combined therapy of Memantine with the Acetyl cholinesterase inhibitor donepezil showed greater cognitive, functional, global and behavioral benefits over those with donepezil alone. These results were published in the “Journal of the American Medical Association,” or JAMA, a peer review journal, in January 2004. In January 2004, Forest announced positive results of a Phase III study using Memantine as a monotherapy in mild-to-moderate Alzheimer’s disease. Forest has announced that it plans to seek approval for Memantine for a mild-to-moderate indication.

In July 2001, Forest initiated the second of two trials necessary for registration of a new drug application, or NDA, for Memantine for the treatment of diabetic neuropathy. In May 2003, Forest announced that Memantine had failed to demonstrate a statistically significant difference versus placebo with regards to the primary endpoint of this trial. In October 2003, Forest announced the resumption of its clinical development of Memantine for the neuropathic pain indication with an expanded clinical program to examine various neuropathic pain conditions at different dosages. Forest anticipates that the earliest submission of an NDA would be 2006. NTI conducted the first pivotal trial of Memantine for the treatment of neuropathic pain with an enrollment of 400 patients and reported positive results in January 2000.

XERECEPT ™

We are developing XERECEPT, a synthetic preparation of the natural human peptide, Corticotropin-Releasing Factor, as a treatment for brain swelling due to brain tumors (peritumoral brain edema). In April 1998, XERECEPT received orphan drug designation for this indication from the FDA. Orphan drug designation provides NTI with seven years market exclusivity and makes NTI eligible to receive Orphan Drug Grants to fund clinical research. In fiscal 2004, animal toxicology studies were completed and the FDA undertook extensive review of the clinical trial designs for two pivotal trials for the treatment of peritumoral brain edema. In April 2004, enrollment began in one trial, which has a target enrollment of 200 patients. The second pivotal trial is scheduled to begin in November 2004 and is expected to enroll 120 patients.

VIPRINEX ™

With our acquisition of Empire Pharmaceuticals, Inc. (“Empire”) in July 2004, we acquired the exclusive worldwide rights to Viprinex, which is a late-stage reperfusion therapy for use in the treatment of acute ischemic stroke.

Empire acquired the exclusive worldwide rights to Viprinex in a royalty-bearing license from Abbott Laboratories (“Abbott”) in March 2002. Viprinex was being developed by Knoll AG, prior to its acquisition by Abbott in 2001.

PRODUCT DEVELOPMENT STATUS

The following table summarizes the development status of product candidates for each indication in which regulatory approval is being sought.

Product/Indication	Development Status	Primary Benefit Sought

MEMANTINE

Neuropathic Pain

Phase IIB trial completed by NTI. Results showed statistically significant improvement of 40mg of Memantine over placebo in reducing chronic pain. The FDA accepted trial as one of two pivotal trials. In May 2003, Forest announced that primary endpoint results in the second pivotal trial did not demonstrate a statistically significant difference versus placebo. In October 2003, Forest announced its plans to resume development of neuropathic pain indication.

Treatment of chronic pain associated with diabetic neuropathy or other neuropathic pain conditions.

Mild-to-Moderate Vascular Dementia

Phase III trials completed by Merz in the United Kingdom and France. Results showed significantly improved cognitive abilities compared to patients who received placebo, as demonstrated by the Activities of Daily Living and cognitive performance evaluations.

Functional and cognitive improvement.

Mild-to-Moderate Dementia and Alzheimer’s Disease

Combination of Memantine with Acetyl cholinesterase inhibitors showed no significant improvement of Acetyl cholinesterase inhibitors alone. Monotherapy trial with Memantine versus placebo demonstrated a statistically significant difference with respect to primary efficacy measures. In January 2004, Forest announced its plan to file an NDA.

Functional and cognitive improvement.

Moderate-to-Severe Dementia and Alzheimer’s Disease

Merz and Lundbeck obtained drug approval in Europe in May 2002 for Ebixa® (Memantine). Forest obtained drug approval for Namenda in U.S. in October 2003. Combination of Memantine with donepezil (an acetyl cholinesterase inhibitor) showed greater cognitive, functional, global and behavioral benefit over donepezil alone. Results were published in JAMA in January 2004.

Functional and cognitive improvement.

Product/Indication	Development Status	Primary Benefit Sought

XERECEPT™ (CORTICOTROPIN-RELEASING FACTOR)

Peritumoral Brain Edema	Enrollment begun in April 2004 in one of two pivotal Phase III trials.	Stabilization or improvement of neurological function with substantial dexamethasone sparing.

VIPRINEX™

Acute Ischemic Stroke	Phase III study completed in U.S. by Knoll AG in 1998 with positive results. Phase III trial in Europe was halted in March 2000 by Knoll AG due to lack of efficacy and intracranial hemorrhaging. New Phase III trial is being planned and is expected to be presented to FDA for review by the end of calendar 2004.	Reperfusion to restore blood flow and oxygen to affected portions of the brain during ischemic stroke.

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

PRODUCTS IN DEVELOPMENT

Memantine

Memantine is one of a class of agents referred to as NMDA receptor antagonists. Scientific research has indicated that modulating the NMDA receptor may protect against the neuronal impairment and death associated with a number of medical conditions. Accumulating evidence from various studies indicates that over stimulation of NMDA receptors contributes to the impairment and death of neurons. This occurs in a variety of chronic neurodegenerative diseases, including neuropathic pain, dementia, Alzheimer’s disease, and Huntington’s disease. There are currently no approved neuroprotective treatments for any of the pathologies associated with NMDA receptor overstimulation.

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

Product Development Status

The Neuropathic Pain of Diabetes

Diabetes mellitus is a chronic disorder that affects an estimated 16 million Americans. One of its most common complications is nerve damage, particularly damage to peripheral nerves that send sensory signals from the extremities to the central nervous system, or CNS. This condition, referred to as peripheral diabetic neuropathy, or PDN, is a large, unmet medical need. This condition most frequently damages nerves in the feet, making walking or standing painful and difficult. We estimate that approximately 800,000 patients in the United States currently receive treatment for the symptoms of PDN, including severe, chronic pain known as neuropathic pain (persistent pain in the absence of an obvious stimulus). As the neuropathy progresses, the sensation of pain may become more intense, encompass more areas, and become increasingly difficult to treat with available therapeutic agents.

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

In July 2001, Forest initiated an additional year-long, large-scale, multi-center, double-blind placebo controlled trial to assess the safety and efficacy of Memantine in the treatment of diabetic neuropathy. In May 2003, Forest announced that Memantine had failed to demonstrate a statistically significant difference versus placebo with regards to the primary endpoint of this trial. In October 2003 Forest announced that based on a recently completed analysis of a clinical trial evaluating Memantine for neuropathic pain, Forest has decided to proceed with an expanded clinical program with the objective of obtaining approval for this indication. Although the results did not achieve statistical significance at week 16 (the protocol-defined endpoint), the recently completed analysis found that weekly assessments did show a statistically significant effect for Memantine compared to placebo on nocturnal pain, on every time point from week 1 through week 14. In addition, patients with more severe pain at baseline demonstrated a statistically superior effect of Memantine on pain scores compared to placebo from week 3 through week 16.

XERECEPT (Human Corticotropin-Releasing Factor)

XERECEPT is our synthetic preparation of the human peptide Corticotropin-Releasing Factor, or hCRF that we are developing as a treatment for brain swelling due to brain tumors (peritumoral brain edema). There is clinical evidence that XERECEPT may be a safer treatment than synthetic corticosteroids, which are associated with serious adverse side effects including muscle wasting, weight gain, immunosuppression, osteoporosis, hyperglycemia, glaucoma and psychosis. Results from our pre-clinical studies and pilot human clinical trials have demonstrated the compound’s potential to reduce swelling in brain tissue and to be well-tolerated. Thus, XERECEPT has the potential to significantly improve the quality of life for brain cancer patients with dysfunction due to brain swelling. In the United States, approximately 30,000 patients are diagnosed every year with primary brain tumors, and 120,000 with metastatic brain tumors. Patients with this condition are in need of a safe alternative to corticosteroids, which have serious adverse effects at the high, chronic doses required for efficacy.

The FDA has approved our application for orphan drug designation for XERECEPT to treat this unmet medical need. Orphan drug designation provides us with seven years market exclusivity and makes us eligible to receive federal funds for clinical research under the Orphan Drug Grant Program, althought to date we have not applied for nor received such federal funds.

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

Based on the pharmacologic profile of XERECEPT, there is evidence that the compound may be efficacious without many of the adverse side effects associated with current corticosteroid therapies. Recently completed three month animal toxicity studies with XERECEPT support the concept of reduced side effects with XERECEPT over standard corticosteroid therapy. There is also evidence that XERECEPT may enhance radiation therapy, whereas cortisols appear to interfere with this conventional brain tumor therapy. XERECEPT has been safely administered to several hundred healthy volunteers and patients according to numerous studies published by third parties. In human clinical trials sponsored by us, XERECEPT was well tolerated and appeared to be safe in more than 230 courses of treatment.

Viprinex

Viprinex has been studied in more than 2,000 patients in various clinical studies in the U.S. and Europe and has the potential to at least double the available treatment window following the onset of stroke symptoms. Currently, the only available therapy for stroke must be administered within the initial three hours, significantly limiting the number of patients that may be treated.

One of the primary goals for the treatment of acute ischemic stroke is improving blood flow through a blocked vessel so that the flow of oxygen and nutrient supply to brain tissue is not interrupted or compromised. Brain tissue starved of oxygen can cause loss of neurological function such, as speech and mobility. Fibrinogen, a protein involved in blood clotting, has been known to contribute to high blood viscosity, which in turn may impede blood flow to critical regions of the brain. Thus, an agent that reduces fibrinogen levels may significantly impact stroke treatment.

Derived from the venom of the Malayan pit viper, Viprinex is a thrombin-like enzyme that is highly specific to fibrinogen. When administered systemically, Viprinex has been shown to rapidly deplete plasma fibrinogen

(it is a defibrinogenating agent). The effects are anticoagulation, improved blood viscosity and a secondary fibrinolytic or clot lysing action. Combined, these effects constitute a reperfusion strategy that appears to restore and enhance oxygen flow to the affected area of the brain. Studies have shown that in patients receiving Viprinex within six hours of stroke onset, blood viscosity is progressively reduced by 20-30% from pretreatment levels, resulting in an improvement in blood flow and microcirculation. After stopping treatment with Viprinex, viscosity levels have been shown to return to pretreatment levels very slowly, within about 10 days.

Product Development Status

Ischemic Stroke

According to the American Stroke Association, every 45 seconds someone in the U.S. suffers a stroke and every three minutes someone dies of one. It is the nation’s third leading cause of death after diseases of the heart and all forms of cancer and is the leading cause of serious, long-term disability.

A stroke occurs when a blood vessel that carries oxygen and nutrients to the brain is either blocked (ischemic) by a clot or ruptures (hemorrhagic). When the tissues are deprived of needed blood they begin to die, affecting various parts of the body and causing paralysis, speech, vision and other problems. It is estimated that less than ten percent of stroke patients are suitable for current therapies and less than five percent actually receive treatment.

Knoll AG completed a randomized, double-blind, placebo-controlled Phase III clinical study in the United States in 1998 to evaluate the safety and efficacy of Viprinex given within three hours after the onset of acute, ischemic stroke in 500 patients. In that study, Viprinex was shown to be effective in preserving neurological function in this patient population. A separate randomized, double-blind, placebo-controlled Phase III study enrolling patients within six hours of onset of acute ischemic stroke was stopped by Knoll AG after a planned interim analysis indicated lack of efficacy and increased incidence of intracranial hemorrhage. We believe that the higher dosing levels in the European trial and the use of protocol criteria that permitted entry of patients at higher risk of hemorrhage contributed to the trial’s failure. We are designing a further Phase III study with a revised dosage strategy, which we believe will confirm the results of the U.S. trial.

COMPETITION

Competition in the biopharmaceutical industry is intense and is expected to increase. There are other therapies under development for each of our therapeutic targets and the development and sale of drugs for the treatment of the therapeutic targets that we and our collaborative partners are pursuing is highly competitive. Specifically, we face known competition from the following companies for each of the indications listed below.

Indication	Principal known competing products and competitors
Alzheimer’s disease (Memantine)	• ARICEPT® (donepezil HCI)—Eisai Inc. and Pfizer Inc.

• Exelon® (rivastigmine tartrate)—Novartis

• Reminyl® (galantamine HBr)—Janssen Pharmaceutica

Neuropathic pain (Memantine)	• Neurontin® (gabapentin)—Parke-Davis

Peritumoral brain edema (XERECEPT)	• Decadron® (dexamenthasone)—Merck & Co. Inc.

Acute ischemic stroke (Virpinex)	• Activase® (alteplase, recombinat)—Genentech, Inc.

We may not be able to develop products that will be as efficacious or as cost-effective as currently-marketed products or those products being developed by our competitors. In addition, because our license to certain XERECEPT patent rights is non-exclusive, others may develop competing products using the same compound. Consequently, others may develop, manufacture and market products that could compete with those that we are developing.

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

SUPPLIERS

Merz and Forest have the responsibility of supplying Memantine for their clinical trials and for commercial sale.

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

We are currently negotiating a manufacturing and supply arrangement with a manufacturer that will supply the Viprinex needed for our planned clinical trials. Viprinex is derived from snake venom and the purification and manufacturing process is lengthy, complex and costly. Any delays in this process could negatively affect our ability to conduct our planned clinical trials. Additionally, although we believe that we have an adequate supply of raw snake venom from which our clinical supply of Viprinex will be prepared, we may face difficulties in the future obtaining additional snake venom in the necessary quantities and potency. Any such difficulties could adversely affect our ability to conduct clinical trials as planned.

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

PATENTS AND PROPRIETARY INFORMATION

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

We hold the exclusive worldwide marketing rights to Viprinex through a license from Abbott Laboratories acquired with our purchase of Empire Pharmaceuticals, Inc. in July 2004. Viprinex is protected by three patents covering the composition of matter and synthesis of the compound.

The patent position of biotechnology firms generally is highly uncertain because:

•	patents involve complex legal and factual issues that have been the subject of much litigation;

•	no consistent policy has emerged from the United States Patent and Trademark Office regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents; and

•	others may independently develop similar products, duplicate any of our potential products, or design around the claims of any of our potential patented products.

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

In addition, success in pre-clinical or early stage clinical trials does not assure success in later-stage clinical trials. For example, although our Phase II clinical trials for Memantine for the treatment of diabetic neuropathy produced positive results, subsequent clinical trials conducted by Forest did not replicate these results. Similarly, the results of Knoll AG’s Phase III clinical trials for Viprinex in the United States were not replicated in subsequent European clinical trials. As with any regulated product, additional government regulations may be instituted which could delay regulatory approval of our potential products. Additional government regulations that might result from future legislation or administrative action cannot be predicted.

EMPLOYEES

Currently, we employ fourteen people, eight of whom are full-time employees. Additionally, we use consultants to complement our staffing as needed. Our employees are not subject to any collective bargaining agreements, and we regard our relations with employees to be good.

WEBSITE ADDRESS

Our website address is www.ntii.com. We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the SEC’s website directly to our reports.

ITEM 2.    PROPERTIES

Our executive offices occupy approximately 4,333 square feet in Richmond, California, pursuant to a lease that expires in July 2005. Effective August 1, 2004, we amended our lease to increase our executive offices by approximately 600 square feet of space, which is not contiguous with our existing space, and this amendment also expires in July 2005. We are currently evaluating alternatives available to enable us to obtain adequate contiguous space for our existing and anticipated needs.

We have also leased approximately 3,000 square feet of office space in Mahwah, New Jersey, pursuant to a one-year lease that expires in September 2005. This facility will be occupied by new employees hired in connection with our acquisition of Empire Pharmaceuticals in July 2004.

ITEM 3.    LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2004.

PART II.

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NTI’s common stock is traded on The NASDAQ SmallCap Market under the symbol “NTII.”

As of June 30, 2004, there were approximately 239 holders of record of our common stock and 23,993,938 shares of common stock outstanding. No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future.

The following table sets forth the high and low closing prices of our common stock during the past two fiscal years.

Fiscal 2003	High	Low
First Quarter	$3.54	$1.90
Second Quarter	$6.80	$2.40
Third Quarter	$7.79	$5.46
Fourth Quarter	$8.35	$3.49

Fiscal 2004	High	Low
First Quarter	$6.57	$3.18
Second Quarter	$6.68	$4.20
Third Quarter	$7.00	$4.33
Fourth Quarter	$5.02	$3.35

In August 2002, NTI’s board of directors authorized a stock repurchase program of up to 500,000 shares of its common stock. As of June 30, 2004, NTI had repurchased 32,000 shares of common stock for a total cost of $86,950, or at an average per share cost of $2.72. No repurchases were made in the fiscal year ended June 30, 2004. Depending on market conditions and other factors, repurchases may be made in future periods from time to time in the open market and in negotiated transactions, including block transactions and may be discontinued at any time.

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

	Year Ended June 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$2,786	$1,980	$—	$4,781	$—
Expenses:
Research and development	2,098	2,317	2,013	1,194	1,896
General and administrative	3,101	2,493	2,637	2,556	1,380

Total expenses	5,199	4,810	4,650	3,750	3,276

Operating income (loss)	(2,413)	(2,830)	(4,650)	1,031	(3,276)
Interest income, net	128	144	342	599	161
Other non-cash income	477	—	—	—	—

Income (loss) before income tax	(1,808)	(2,686)	(4,308)	1,630	(3,115)
Income tax benefit (provision)	—	—	42	(42)	—

Net income (loss)	$(1,808)	$(2,686)	$(4,266)	$1,588	$(3,115)

Basic net income (loss) per share	$(0.09)	$(0.15)	$(0.24)	$0.10	$(0.27)

Diluted net income (loss) per share	$(0.09)	$(0.15)	$(0.24)	$0.08	$(0.27)

Weighted average shares of common stock outstanding—basic	20,679	18,016	17,570	16,532	11,461

Weighted average shares of common stock outstanding—diluted	20,679	18,016	17,570	21,071	11,461

	June 30,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and total investments	$20,733	$4,402	$7,259	$11,044	$8,554
Working capital	13,582	4,238	5,043	9,806	7,886
Total assets	21,384	4,813	7,665	11,458	8,683
Total current liabilities	661	566	1,052	762	769
Accumulated deficit	(42,325)	(40,517)	(37,830)	(33,564)	(35,152)
Stockholders’ equity	20,723	4,248	6,613	10,696	7,913

Selected quarterly financial information is summarized below:

	Fiscal 2004
	September 30	December 31	March 31	June 30	Total
	(in thousands, except per share data) (Unaudited)
Quarterly Results of Operations
Total revenue	$10	$300	$2,302	$174	$2,786
Research and development expense	(328)	(513)	(725)	(532)	(2,098)
General and administrative expense	(576)	(855)	(890)	(780)	(3,101)
Interest income	21	9	21	77	128
Other non-cash income	—	—	431	46	477

Net loss	$(873)	$(1,059)	$1,139	$(1,015)	$(1,808)

Basic and diluted net loss per share	$(0.05)	$(0.06)	$0.05	$(0.04)	$(0.09)

Shares used in basic and diluted net loss per share calculation	18,833	19,206	20,795	23,918	20,679

	Fiscal 2003
	September 30	December 31	March 31	June 30	Total
	(in thousands, except per share data) (Unaudited)
Quarterly Results of Operations
Total revenue	$1,407	$—	$281	$292	$1,980
Research and development expense	(907)	(679)	(435)	(296)	(2,317)
General and administrative expense	(489)	(687)	(623)	(694)	(2,493)
Interest income	45	41	30	28	144

Net income (loss)	$56	$(1,325)	$(747)	$(670)	$(2,686)

Basic net income (loss) per share	$0.00	$(0.07)	$(0.04)	$(0.04)	$(0.15)

Weighted average shares used in basic net income (loss) per share calculation	17,782	17,773	17,985	18,524	18,016

Diluted net income (loss) per share	$0.00	$(0.07)	$(0.04)	$(0.04)	$(0.15)

Shares used in diluted net income (loss) per share calculation	19,848	17,773	17,985	18,524	18,016

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a drug development company focused on the clinical evaluation and regulatory approval of neuroscience drugs. We are developing neuroprotective and neuromodulatory agents to treat progressive neurological impairments characteristic of various nervous system disorders, including diabetic neuropathy and brain cancer. Our strategy is to in-license and develop later-stage drug candidates that target major medical needs and that may be rapidly commercialized.

Except for 2001, we have incurred significant losses each year since our inception. As of June 30, 2004, our accumulated deficit was $42.3 million and total stockholders’ equity was $20.7 million. We expect to incur additional operating losses over at least the next year as we continue our research and development efforts.

CRITICAL ACCOUNTING POLICIES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, if any, at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our accounting policies related to revenue recognition and research and development expenses to be critical.

Revenue recognition

Revenue related to license fees with non-cancelable, non-refundable terms and no future performance obligations are recognized when collection is assured. Revenues are deferred and recognized over the performance period in the event that future performance obligations exist. Non-refundable up-front payments received in connection with research and development activities are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term. Revenues associated with milestones are recognized as earned, based on completion of development milestones, either upon receipt, or when collection is assured. Revenues associated with royalty agreements on sales of products by our marketing partners are recognized when the proceeds are received due to the limited sales history of the product and our inability to estimate such sales.

Research and development expenses

Our research and development expenses include certain expenses that are incurred over multiple reporting periods, such as fees for contractors and consultants, fees to collaborators for pre-clinical research studies, patient treatment costs related to clinical trials and related clinical manufacturing costs, and license fees for use of third-party intellectual property rights. Management assesses how much of these multi-period costs should be charged to research and development expense in each reporting period. In determining whether clinical trial activities and preclinical animal studies performed by third parties should be recognized in a specific reporting period, management considers:

•	estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with the third-party service providers; and

•	estimates of the percentage of work completed over the life of the individual study in accordance with discussions with internal clinical and preclinical personnel and independent service providers as to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services.

The assessment of the percentage of work completed that determines the amount of research and development expense that should be recognized in a given period requires significant judgment, and could have a material impact on our balance sheet and results of operations. These estimates may or may not match the actual services performed by the service providers as determined by patient enrollment levels, pre-clinical animal study schedules, and related activities. We monitor service provider activities to the extent possible; however, if we underestimated activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

RESULTS OF OPERATIONS

REVENUES

Year Ended June 30,			Increase (Decrease) From Prior Year
2004	2003	2002	2004/2003	2003/2002
$2,786,000	$1,980,000	$—	$806,000	$1,980,000

Revenues were $2,786,000 in 2004 compared to $1,980,000 in 2003. Our 2004 revenues included $2,531,000 in license fees and $255,000 in royalty fees. During 2004, we received license fee revenue of $2,250,000 and $281,000 related to the approval of Memantine in the U.S. and in certain European countries, respectively.

In October 2003, Forest announced that it had received approval of Namenda™ (Memantine) in the Unites States for the treatment of Alzheimer’s disease. Merz received a payment from Forest relating to this approval, which triggered a $2.25 million payment from Merz in January 2004 under our 1998 strategic research and marketing cooperation agreement. We also received payments from Merz of $281,000 in October 2003, which represent a portion of the payments that Merz received pursuant to its agreement with Lundbeck for the approval of Memantine for the treatment of Alzheimer’s disease.

Our 2003 revenue included $1,969,000 in license fees and $11,000 in royalty fees, which were earned for the approval and sales, respectively, of Memantine in the European Union. We earned no revenue in 2002.

NTI expects to continue to receive royalty payments from Merz on sales of Memantine in certain European countries and in the United States. We expect total revenues to fluctuate depending upon the ability of Merz and its marketing partners to market Memantine and the timing and amounts of payments related to these activities.

RESEARCH AND DEVELOPMENT EXPENSES

Year Ended June 30,			Increase (Decrease) From Prior Year
2004	2003	2002	2004/2003	2003/2002
$2,098,000	$2,317,000	$2,013,000	$(219,000)	$304,000

Research and development expenses were $2,098,000 in fiscal 2004 compared to $2,317,000 in fiscal 2003. The decrease from 2003 to 2004 was primarily due to the completion of toxicology studies and manufacturing of clinical supplies of XERECPT, partially offset by an increase in expenses relating to the initiation in April 2004 of a Phase III clinical trial for XERECEPT. The increase from 2002 to 2003 was due primarily to expenses incurred in 2003 associated with the toxicology studies and manufacturing of XERECEPT.

The table captioned “Product Development Status” in Item 1 of this report sets forth the status of regulatory approval and clinical trial for Memantine, XERECEPT and Viprinex. The expenses related to the clinical trials of XERECEPT were approximately $2,098,000, $2,292,000, and $1,981,000 for the years ended June 30, 2004, 2003, and 2002, respectively. To date, we have incurred expenses of approximately $8,947,000 in the development of Memantine and $18,234,000 in the development of XERECEPT. We expect to start incurring expenses in the clinical development of Viprinex in fiscal 2005. All future expenses for the development and commercialization of Memantine will be borne by Merz and its marketing partners, Forest and Lundbeck. We are currently unable to estimate the expenses of completing clinical trials for XERECEPT due to the uncertainties inherent in conducting clinical trials and seeking regulatory approval for a drug candidate. Similarly, because we are still designing our planned Phase III clinical trials for Viprinex and have not yet received FDA approval for these trials, we are currently unable to estimate the expenses required to obtain regulatory approval for Viprinex. We expect that we will bear the expenses of the Viprinex clinical trials. We expect that research and development expenses will increase in 2005 as we commence our second Phase III clinical trial for XERECEPT, begin manufacturing a clinical supply of Viprinex and incur costs for our planned Phase III clinical trial for Viprinex.

Research and development expenditures are charged to operations, as incurred. Research and development expenses, including direct and allocated expenses, consist of independent research and development costs and costs associated with sponsored research and development.

GENERAL AND ADMINISTRATIVE EXPENSES

Year Ended June 30,			Increase (Decrease) From Prior Year
2004	2003	2002	2004/2003	2003/2002
$3,101,000	$2,493,000	$2,637,000	$608,000	$(144,000)

General and administrative expenses were $3,101,000 in 2004 compared to $2,493,000 in fiscal 2003. The 2004 increase resulted primarily from increases of $230,000 for performance-based bonus compensation and $378,000 for additional marketing advisory and investor relation services, directors and officers insurance, increased directors’ fees, and professional accounting fees related to compliance with the Sarbanes-Oxley Act.

The decrease in general and administrative expenses from 2002 to 2003 resulted primarily from a decrease in expenditures for activities related to seeking financing and strategic partnerships.

We expect that our general and administrative expenses will increase in fiscal 2005 as we increase professional staff and add facilities in the New York area related to the development of Viprinex.

INTEREST INCOME

Year Ended June 30,			Increase (Decrease) From Prior Year
2004	2003	2002	2004/2003	2003/2002
$128,000	$144,000	$342,000	$(16,000)	$(198,000)

Interest income was $128,000 in 2004, compared to $144,000 in 2003 and $342,000 in 2002. The decreases were primarily due to lower average interest rates and lower average invested cash balances. In March 2004, we issued 3,880,000 shares of common stock for net proceeds of $18,311,000, which funds were available for investment in the final four months of the 2004 fiscal year.

OTHER NON-CASH INCOME

Year Ended June 30,			Increase (Decrease) From Prior Year
2004	2003	2002	2004/2003	2003/2002
$477,000	—	—	$477,000	—

Non-cash income of $477,000 in 2004 resulted from the revaluation of warrants issued with our sale of 3,880,000 shares of common stock in March 2004. The common stock and warrants were issued in a private placement and were initially unregistered. We filed a registration statement on Form S-3 with the Securities and Exchange Commission in April 2004 to register the shares issued in the private placement, as well as the shares to be issued upon the exercise of the warrants. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock,” the warrants were reported as a liability and valued at fair value on the date of issuance. The warrants were revalued each period until the effective date of the registration statement, and the change in the fair value from the date of issuance through the date that the registration statement was effective, in the amount of $477,000, was recorded as non-cash income.

We had no other non-cash income during 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,
	2004	2003	2002
Cash and cash equivalents, and investments	$20,733,000	$4,402,000	$7,259,000
Working capital	$13,582,000	$4,238,000	$5,043,000

	Year Ended June 30,
	2004	2003	2002
Cash provided by (used in):
Operating activities	$(2,078,000)	$(3,110,000)	$(3,913,000)
Investing activities	$(14,736,000)	$2,625,000	$452,000
Financing activities	$18,760,000	$274,000	$111,000

Since our founding in 1987, we have applied a majority of our resources to research and development programs and have generated only limited operating revenue. Except for 2001, we have incurred losses in each year since our inception and we expect to continue to incur losses in the future due to ongoing research and development efforts.

As of June 30, 2004, we had cash and cash equivalents of $2,012,000, and total investments of $18,721,000 which represents an increase of $16,331,000 over our balance of cash and cash equivalents of $66,000, and investments of $4,336,000 as of June 30, 2003.

Cash Flows from Operating Activities

The cash used for operating activities of $2,078,000 in 2004 consisted primarily of the net loss of $1,808,000 and the non-cash income of $477,000 related to the derivative revaluation of the warrants issued in March 2004 in connection with our private placement. Cash used for operating activities of $3,110,000 and $3,913,000 in 2003 and 2002, respectively, resulted primarily from the net loss in each year.

Cash Flows from Investing Activities

The cash used for investing activities of $14,736,000 in 2004 resulted primarily from purchases of investments of $54,000,000, less maturities of investments of $39,533,000, and $264,000 in deferred acquisition related costs for the purchase of Empire Pharmaceuticals, Inc. Cash of $2,625,000 was provided from investing activities in 2003 primarily from the maturity of investments in the amount of $9,359,000, less purchase of investments of $6,720,000 during the year. Cash of $452,000 was provided by investing activities in 2002 primarily from the maturity of investments in the amount of $1,700,000, less the purchase of investments of $1,248,000 during the year.

Cash Flows from Financing Activities

Financing activities provided cash of $18,760,000 in 2004 and consisted of the net proceeds we received in the amount of $18,311,000 from the sale of common stock and warrants in our March 2004 private financing, $424,000 from issuances of common stock upon exercise of stock options and warrants during the year and $25,000 from the sale of common stock pursuant to the Company’s employee stock purchase plan during the year. Financing activities provided cash of $274,000 and $111,000 in 2003 and 2002, respectively, resulting from the issuance of common stock upon the exercise of stock options and warrants and from the sale of common stock pursuant to the Company’s employee stock purchase plan.

Our contractual commitments as of June 30, 2004 are summarized below by category in the following table. As we move forward with the clinical development of XERECEPT and Viprinex, the Company will enter into contractual commitments for additional expenditures relating to these clinical trials; these additional expenditures are not reflected in the following table.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$114,115	$105,237	$8,878	—	—
Other long-term liabilities *	2,000,000	—	2,000,000	—	—

Total	$2,114,115	$105,237	$2,008,878	—	—

*	Represents additional contingent merger cash consideration payable to the selling stockholders of Empire Pharmaceuticals if and when Phase III clinical trials for Viprinex commence. We will also issue up to 2,375,176 additional shares to those selling stockholders if and when Phase III clinical trials for Viprinex commence.

Our available cash and cash equivalents of $2,012,000, together with investments of $18,721,000 totaled $20,733,000 as of June 30, 2004. In July 2004, we paid $2,000,000 in cash, issued 2,399,176 of common stock valued at $9,453,000, and incurred approximately $1,065,000 in acquisition-related expenses to acquire Empire Pharmaceuticals as described in Note 9 to the accompanying financial statements. As described above, we expect to incur increased costs in 2005 primarily for Phase III clinical trials of XERECEPT and for the preparation of Phase III clinical trials for Viprinex, along with related administrative support costs. If and when Viprinex commences Phase III clinical trials, we will pay the former Empire stockholders up to an additional $2,000,000 and issue up to an additional 2,375,176 shares of common stock. All future development costs for Memantine will be paid by Merz, together with its marketing partners. We believe that our available cash, cash equivalents and investment balances will be adequate to fund our operations through at least the next twelve months, although we expect that we may need to raise additional capital in the future to complete the clinical development of both XERECEPT and Viprinex. Accordingly, we may seek to raise additional funds when market conditions permit. However, there can be no assurance that funding will be available or that, if available, will be on acceptable terms.

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

We do not have any off-balance sheet arrangements as defined by rules recently enacted by the Securities and Exchange Commission and Financial Accounting Standards Board, and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

Our product candidates are based on new technologies and therefore are subject to numerous inherent risks of failure.

Our product candidates are based on new and relatively unproven technologies. Viprinex has previously failed in one Phase III clinical trial and a recent Phase III clinical trial for Memantine for neuropathic pain failed to produce the desired results. As evidenced by these trials, our product candidates face numerous risks of failure, including the possibility that these candidates may:

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

If any of these risks of failure should materialize, we may be forced to make additional significant expenditures for further clinical trials or cease further development of the drug candidate. In either case, our prospects would be harmed and our stock price could decline.

We are dependent on Merz and its marketing partners Forest and Lundbeck for the successful commercialization of Memantine.

All of our revenues in fiscal 2004 and 2003 were license fee and royalty payments from Merz related to our portion of payments received by Merz pursuant to its agreements with Forest and Lundbeck, its marketing partners. The only revenues that we expect to receive in the foreseeable future are our share of payments received by Merz from Forest and Lundbeck and royalties on Memantine sales made by Merz or its marketing partners, which depends, among other things, on the continuation of our research and marketing cooperation agreement with Merz and Children’s Medical Center. Although Merz has received approval to market Memantine for

Alzheimer’s disease in Europe, we are not entitled to receive royalty payments for Memantine sales for Alzheimer’s disease in certain European countries and any commercialization efforts in these markets would not directly benefit us. If Merz is unable to successfully commercialize Memantine, or if Memantine is not commercialized for indications or in markets where we are entitled to royalty payments, our revenues would be adversely affected.

Under certain circumstances, Merz or Children’s Medical Center can terminate our research and marketing cooperation agreement upon six months’ notice. The termination of our agreement with Merz or any failure by Merz or its partners to successfully commercialize Memantine, could reduce or terminate our future royalties under the research and marketing cooperation agreement and would have a material adverse effect on our business, financial conditions and results of operations.

We have a history of losses and we may never achieve or maintain profitability.

Except for fiscal 2001, we have experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of June 30, 2004, our accumulated deficit was approximately $42.3 million and we expect to continue to incur operating losses in the future as we continue our clinical trials for XERECEPT and commence our planned clinical trials for Viprinex. To achieve profitability, we would need to generate significant additional revenue with positive gross margins. Although we expect that our royalty revenues from the sales of Memantine will increase in future periods, these increases may not occur and, even if they do increase in line with our projections, we do not expect that these increases will be sufficient to allow us to operate profitably at any time in the foreseeable future.

Even if our other product candidates are approved for commercialization, these candidates may not be successfully commercialized.

If either XERECEPT or Viprinex is approved for commercialization, we will be required either to market the drug directly, which would require the recruitment and training of a direct sales force, or license the drug to a larger biotechnology or pharmaceutical company with an existing sales force. The building of a direct sales force is costly and we may not succeed in directly marketing any approved drug. If we elected to license the approved drug to a larger company with an existing sales force, we would be required to share the revenues from commercialization and would lose a significant degree of control over the commercialization of the drug.

It is difficult to integrate acquired companies, products, technologies and personnel into our operations and our inability to do so could greatly lessen the value of any such acquisitions.

In July 2004, we acquired Empire Pharmaceuticals in a merger transaction and we may make additional strategic acquisitions of companies, products or technologies in the future in order to complement our product pipeline or to implement our business strategy. In connection with the Empire acquisition, we added two new members to our senior management team and we established offices in New Jersey. This is the first time that we will be managing two facilities and the distance between the facilities may make integration more difficult. If we are unable to successfully integrate acquired businesses, products, technologies or personnel with our existing operations, we may not receive the intended benefits of such acquisitions.

Additionally, disputes may arise following the consummation of an acquisition regarding representations and warranties, indemnity, earn-out and other provisions in the acquisition agreement. For these reasons, acquisitions may subject us to unanticipated liabilities or risks, disrupt our operations or divert management’s attention from day-to-day operations.

Because we do not have our own manufacturing facilities, we face risks from outsourcing.

Although Merz and Merz’s marketing partners have the responsibility of supplying Memantine for their clinical trials, we must procure our own supplies of XERECEPT and Viprinex for our clinical trials of the these compounds. Our clinical supply of XERECEPT has been manufactured by established methods using chemical synthesis to our specifications and we are currently making arrangements for an initial clinical supply of Viprinex to be produced to our specifications. We perform audits on our contractors who supply our drug candidates to assess compliance with the current Good Manufacturing Practice, or cGMP, regulations. Although alternative cGMP suppliers of the bulk drugs and of finished dosage form products are available to us, Viprinex is difficult and costly to produce and we believe that there is only a limited number of manufacturers who are capable of producing the compound. We currently have no plans to build or develop an in-house manufacturing capability.

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

We have relied and will continue to rely on others for research, development and commercialization of our potential products.

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

Each person currently employed by us serves an essential function. We currently employ eight persons full-time and six persons part-time. Any reduction in our staff could impair our ability to manage ongoing clinical trials and may have a material adverse effect on our operations.

The market price of our common stock has been, and is likely to continue to be, highly volatile.

The average daily trading volume of our common stock has historically been low, even when compared to that of other biopharmaceutical companies. Because of our relatively low trading volume, our stock price can be highly volatile.

Additionally, we recently issued 2,399,168 shares of common stock in connection with our acquisition of Empire Pharmaceuticals and if and when we commence Phase III clinical trials for Viprinex we will be required to issue an additional 2,375,176 shares. We are required to register these shares with the SEC for resale. The selling stockholders of Empire will be able to begin selling their NTI common stock on the earlier of the commencement of Phase III clinical trials of Viprinex or July 14, 2005. The issuance of these additional shares and any large sales that may be made by the former Empire stockholders could have a negative effect on the price and volatility of our stock price.

Additional factors that may affect the volatility of our stock price include:

•	announcements of the results of pre-clinical studies and clinical trials by us, Merz or its marketing partners or our competitors;

•	other evidence of the safety or efficacy of our products, or those of Merz or its marketing partners or our competitors;

•	announcements of technological innovations or new therapeutic products by us or our competitors;

•	developments in patent or other proprietary rights of us or our competitors, including litigation;

•	fluctuations in our operating results;

•	government regulation and health care legislation;

•	market conditions for life science companies’ stocks in general.

Clinical trials or marketing of any of our potential products may expose us to liability claims from the use of such products, which our insurance may not cover.

We currently have a limited amount of product liability insurance for our clinical trials, with coverage limits of $5 million per incident and $5 million in the aggregate. It is possible that our current insurance may not be adequate to cover liabilities arising from our clinical trials.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of June 30, 2004, the fair value of our investments was $18.7 million and 63% of our total portfolio will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Neurobiological Technologies, Inc.

We have audited the accompanying balance sheets of Neurobiological Technologies, Inc. as of June 30, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neurobiological Technologies, Inc. as of June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Palo Alto, California

July 30, 2004

NEUROBIOLOGICAL TECHNOLOGIES, INC.

BALANCE SHEETS

	June 30,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$2,012,452	$66,138
Short-term investments	11,849,763	4,336,127
Interest receivable	103,259	50,339
Prepaid expenses and other current assets	277,027	350,533

Total current assets	14,242,501	4,803,137
Long-term investments	6,871,344	—
Property and equipment, net	6,209	10,073
Deferred acquisition costs	263,544	—

	$21,383,598	$4,813,210

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$258,855	$309,558
Accrued professional fees	210,025	167,118
Accrued clinical trial expenses	42,550	—
Accrued toxicology and manufacturing expenses	42,284	27,913
Accrued liabilities	106,835	61,006

Total current liabilities	660,549	565,595

Commitments

Stockholders’ equity:
Convertible Series A Preferred stock, $.001 par value, 5,000,000 shares authorized, 2,332,000 issued in series, 534,000 and 1,154,000 outstanding at June 30, 2004 and 2003, respectively (aggregate liquidation preference of $267,000 at June 30, 2004)	267,000	577,000
Common stock, $.001 par value, 35,000,000 shares authorized, 23,993,938 and 18,755,553 outstanding at June 30, 2004 and 2003, respectively	62,880,926	44,259,534
Deferred stock compensation	(27,376)	(82,126)
Accumulated deficit	(42,324,627)	(40,516,524)
Accumulated other comprehensive income (loss)	(72,874)	9,731

Total stockholders’ equity	20,723,049	4,247,615

	$21,383,598	$4,813,210

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Year ended June 30,
	2004	2003	2002
REVENUES:
License	$2,531,210	$1,968,690	$—
Royalty	255,369	10,949	—
Grant	—	—	—

Total revenues	2,786,579	1,979,639	—
EXPENSES:
Research and development	2,098,404	2,316,978	2,013,403
General and administrative	3,101,033	2,492,971	2,637,332

Total expenses	5,199,437	4,809,949	4,650,735

Operating loss	(2,412,858)	(2,830,310)	(4,650,735)
Interest income, net	127,516	143,842	342,549
Other non-cash income	477,239	—	—

Loss before income tax benefit	(1,808,103)	(2,686,468)	(4,308,186)
Income tax benefit	—	—	41,831

NET LOSS	$(1,808,103)	$(2,686,468)	$(4,266,355)

Basic and diluted net loss per share	$(0.09)	$(0.15)	$(0.24)

Shares used in basic and diluted net loss per share calculation	20,678,914	18,015,644	17,569,923

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2001	1,582,000	$791,000	17,503,699	$43,660,557	$(191,626)	$(33,563,701)	$—	$10,696,230
Issuance of common stock upon exercise of warrants	—	—	58,000	80,500	—	—	—	80,500
Amortization of deferred stock compensation	—	—	—	—	54,750	—	—	54,750
Conversion of preferred stock to common stock	(210,000)	(105,000)	210,000	105,000	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	11,872	30,648	—	—	—	30,648
Comprehensive loss:
Net loss	—	—	—	—	—	(4,266,355)	—	(4,266,355)
Unrealized gain on securities	—	—	—	—	—	—	16,930	16,930

Total comprehensive loss	—	—	—	—	—	—	—	(4,249,425)

Balances at June 30, 2002	1,372,000	686,000	17,783,571	43,876,705	(136,876)	(37,830,056)	16,930	6,612,703
Issuance of common stock upon exercise of options and warrants	—	—	769,955	320,422	—	—	—	320,422
Repurchase of common stock	—	—	(32,000)	(86,950)	—	—	—	(86,950)
Amortization of deferred stock compensation	—	—	—	—	54,750	—	—	54,750
Conversion of preferred stock to common stock	(218,000)	(109,000)	218,000	109,000	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	16,027	40,357	—	—	—	40,357
Comprehensive loss:
Net loss	—	—	—	—	—	(2,686,468)	—	(2,686,468)
Unrealized loss on securities	—	—	—	—	—	—	(7,199)	(7,199)

Total comprehensive loss	—	—	—	—	—	—	—	(2,693,667)

Balances at June 30, 2003	1,154,000	577,000	18,755,553	44,259,534	(82,126)	(40,516,524)	9,731	4,247,615
Issuance of common stock upon exercise of options and warrants	—	—	729,005	423,917	—	—	—	423,917
Issuance of common stock at $5.00 per share in private equity financing net of issuance costs	—	—	3,880,000	18,310,831	—	—	—	18,310,831
Derivative revaluation of warrants issued with common stock	—	—	—	(477,239)	—		—	(477,239)
Issuance of warrants for services	—	—	—	28,200	—	—	—	28,200
Amortization of deferred stock compensation	—	—	—	—	54,750	—	—	54,750
Conversion of preferred stock to common stock	(620,000)	(310,000)	620,000	310,000	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	9,380	25,683	—	—	—	25,683
Comprehensive loss:
Net loss	—	—	—	—	—	(1,808,103)	—	(1,808,103)
Unrealized loss on securities	—	—	—	—	—	—	(82,605)	(82,605)

Total comprehensive loss	—	—	—	—	—	—	—	(1,890,708)

Balances at June 30, 2004	534,000	$267,000	23,993,938	$62,880,926	$(27,376)	$(42,324,627)	$(72,874)	$20,723,049

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2004	2003	2002
Operating Activities
Net loss	$(1,808,103)	$(2,686,468)	$(4,266,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,967	8,715	23,364
Loss on sale of property and equipment	2,850	—	—
Amortization of deferred stock Compensation	54,750	54,750	54,750
Derivative revaluation	(477,239)	—	—
Issuance of common stock, options and warrants for license rights and services	28,200	—	—
Changes in assets and liabilities:
Interest receivable	(52,920)	105,557	(23,852)
Prepaid expenses and other current assets	73,506	(105,999)	9,293
Accounts payable and accrued expenses	94,954	(486,682)	290,228

Net cash used in operating activities	(2,078,035)	(3,110,127)	(3,912,572)

Investing Activities
Purchase of investments	(54,000,312)	(6,719,831)	(1,248,214)
Maturities of investments	39,532,727	9,358,537	1,700,000
Purchases of property and equipment	(4,953)	(13,332)	—
Deferred acquisition costs	(263,544)	—	—
Proceeds from sale of property and equipment	—	—	—
Additions to patents and licenses	—	—	—

Net cash (used in) provided by investing activities	(14,736,082)	2,625,374	451,786

Financing Activities
Payment of note payable	—	—	—
Proceeds of short-term borrowings	—	—	—
Issuance of common stock, net of issuance costs	18,760,431	360,779	111,148
Repurchase of common stock	—	(86,950)	—
Issuance of preferred stock, net of issuance costs	—	—	—

Net cash provided by financing activities	18,760,431	273,829	111,148

Increase (decrease) in cash and cash equivalents	1,946,314	(210,924)	(3,349,638)
Cash and cash equivalents at beginning of period	66,138	277,062	3,626,700

Cash and cash equivalents at end of period	$2,012,452	$66,138	$277,062

Supplemental Disclosures:
Conversion of short-term-borrowings to Series A preferred stock	$—	$—	$—

Conversion of preferred stock to common stock	$310,000	$109,000	$105,000

Deferred stock compensation related to options granted	$—	$—	$—

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.    Description of Business and Summary of Significant Accounting Policies

Description of Business

Neurobiological Technologies, Inc. (“NTI®,” “we,” or the “Company”) is a drug development company focused on the clinical evaluation and regulatory approval of neuroscience drugs. The Company’s strategy is to in-license and develop later-stage drug candidates that target major medical needs and which can be rapidly commercialized. The Company’s experienced management team oversees the human clinical trials necessary to establish preliminary evidence of efficacy and seeks partnerships with pharmaceutical and biotechnology companies to complete development and marketing of our product candidates.

Through June 30, 2003, the Company was a development stage company whose activities primarily involved research and development of drug delivery systems using proprietary technology, in-licensing of a product candidate, recruiting key personnel, establishing a manufacturing process and raising capital to finance its development operations. Memantine has been approved for treatment of moderate to severe Alzheimer’s disease and is marketed in the United States, beginning in 2004, and in Europe, beginning in 2003, by our marketing partners Merz and Forest. The Company recorded significant revenue from the licensing and sale of Memantine during 2004, and accordingly, is no longer a development stage enterprise.

In the course of our development activities, we have incurred significant losses and, although the Company was profitable in the year ended June 30, 2001, it will likely incur additional losses over at least the next fiscal year ending June 30, 2005. The Company may seek to raise additional funds whenever market conditions permit. However, there can be no assurance that funding will be available, or, if available, that it will be available on acceptable terms. If the Company is not able to raise adequate funds, it may be required to delay, scale back, or terminate its clinical trials or to obtain funds through entering into arrangements with collaborative partners or others.

Revenue Recognition

Revenue related to license fees with non-cancelable, non-refundable terms and no future performance obligations are recognized when collection is assured. Such revenues are deferred and recognized over the performance period if future performance obligations exist. Non-refundable up-front payments received in connection with research and development activities are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term. Revenues associated with milestones are recognized as earned, based on completion of development milestones, either upon receipt, or when collection is assured. Revenues associated with royalty agreements on sales of products by our marketing partners are recognized when the proceeds are received due to the limited sales history of the product and our inability to estimate such sales.

Research and Development Expenses

Research and development expenditures are charged to operations, as incurred. Research and development expenses, including direct and allocated expenses, consist of independent research and development costs and costs associated with sponsored research and development.

Our research and development expenses include certain expenses that are incurred over multiple reporting periods, such as fees for contractors and consultants, fees to collaborators for pre-clinical research studies, patient treatment costs related to clinical trials and related clinical manufacturing costs, and license fees for use of third-party intellectual property rights. Management assesses how much of these multi-period costs should be charged

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

to research and development expense in each reporting period. In determining whether clinical trial activities and preclinical animal studies performed by third parties should be recognized in a specific reporting period, management considers:

•	estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with the third-party service providers; and

•	estimates of the percentage of work completed over the life of the individual study in accordance with discussions with internal clinical and preclinical personnel and independent service providers as to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services.

The assessment of the percentage of work completed that determines the amount of research and development expense that should be recognized in a given period requires significant judgment, and could have a material impact on our balance sheet and results of operations. These estimates may or may not match the actual services performed by the service providers as determined by patient enrollment levels, pre-clinical animal study schedules, and related activities. We monitor service provider activities to the extent possible; however, if we underestimated activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates upon actual experience and other current indications that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. Estimates in the financial statements include, but are not limited to, accrued but unbilled expenses incurred in the performance of clinical trials and pre-clinical studies, expenses incurred and to be deducted from prepayments made for services related to clinical trials, fees and expenses incurred by independent experts and consultants who assist us with clinical trials and pre-clinical studies, and useful lives of property and equipment for depreciation calculations.

Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents. Our investments include obligations of government agencies and corporate debt securities with maturities ranging between three months to sixteen months. All of the Company’s investment securities are classified as available for sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses reported as a component of stockholders’ equity. Realized gains or losses, amortization of premiums, accretion of discounts and earned interest are included in investment income. The cost of securities when sold is based upon specific identification.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective asset, generally two to seven years.

Net Loss per Share

Basic and diluted net loss per share is calculated using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share includes the impact of potentially dilutive securities. As the Company’s potentially dilutive securities (stock options,

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

warrants, and convertible preferred stock) were anti-dilutive for the years ended June 30, 2004, 2003 and 2002, they have been excluded from the computation of weighted-average shares used in computing diluted net loss per share.

The computation of diluted net loss per share for the year ended June 30, 2004 excludes the impact of options to purchase 783,271 shares of common stock, warrants to purchase 294,492 shares of common stock, and the conversion of convertible preferred stock into 626,055 shares of common stock. The computation of diluted net loss per share for the year ended June 30, 2003 excludes the impact of options to purchase 788,221 shares of common stock, warrants to purchase 1,511,824 shares of common stock, and the conversion of convertible preferred stock into 1,295,462 shares of common stock. The computation of diluted net loss per share for the year ended June 30, 2002 excludes the impact of options to purchase 628,449 shares of common stock, warrants to purchase 1,369,263 shares of common stock, and the conversion of convertible preferred stock into 1,543,841 shares of common stock.

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations because the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS 123, EITF 96-18, and related Interpretations, using a fair value approach, and the compensation costs of such arrangements are subject to re-measurement over their vesting terms, as earned.

As permitted by SFAS 123, and as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” (“SFAS 148”), the Company elected to continue to apply the provisions of APB 25 and related interpretations in accounting for its employee stock option and stock purchase plans. The Company is generally not required under APB 25 and related interpretations to recognize compensation expense in connection with its employee stock option and stock purchase plans when exercise prices are not less than fair value.

Pro forma information regarding net loss and net loss per share is required by SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by the SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility calculations based on historical data (0.846), expected option lives of five years, and no dividend yield for each of 2004, 2003, and 2003. Risk free interest rates assumptions were based on U.S. government bonds with maturities equal to the expected option lives of 3.07%, 4.08%, and 1.27% and for 2004, 2003 and 2002, respectively.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The Company’s pro forma information follows (in thousands).

	Year ended June 30,
	2004	2003	2002
Net loss—as reported	$(1,808)	$(2,686)	$(4,266)

Add back:
Deferred compensation expense	55	55	55

Deduct:
Stock-based employee expense determined under SFAS 123	(616)	(491)	(518)

Pro forma net loss	$(2,369)	$(3,122)	$(4,729)

Basic and diluted net loss per share—as reported	$(0.09)	$(0.15)	$(0.24)

Basic and diluted pro forma net loss per share	$(0.11)	$(0.17)	$(0.27)

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

Comprehensive Income (Loss)

In accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), we are required to display comprehensive income (loss) and its components as part of our complete set of financial statements. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from our net income (loss), specifically, the unrealized gains and losses on available-for-sale securities. For the years ended June 30, 2004, 2003 and 2002, the components of comprehensive income (loss) have been included in the Statement of Stockholders’ Equity.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through June 30, 2004, there have been no such losses.

Derivative Financial Instruments

In March 2004, the Company raised $19,400,000 in gross offering proceeds from the sale of 3,880,000 shares of common stock at a price of $5.00 per share. Investors also received warrants to purchase an additional 582,000 shares of common stock at a price of $6.73 per share. The Company also issued warrants to its placement agent to purchase 155,200 shares of common stock at a purchase price of $6.00 per share and 23,280 shares at $8.08 per share. The common stock and warrants issued in this private placement were initially unregistered. The Company filed a registration statement on Form S-3 with the Securities and Exchange

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Commission on April 14, 2004, to register the shares issued in the private placement as well as the shares to be issued upon exercise of the warrants. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants were reported as a liability and valued at fair value on the date of issuance. The warrants were revalued each period until the effective date of the registration statement, and the change in the fair value from the date of issuance through the date that the registration statement was effective in the amount of $477,239, has been recorded as non-cash income. The warrants were transferred to permanent equity when they were registered.

Fair Value of Financial Instruments

The fair value of cash equivalents and investments is based on quoted market prices. The carrying amount of cash equivalents and investments are considered to be representative of their respective fair values at June 30, 2004 and 2003.

Note 2.    Investments

Available-for-sale securities were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
June 30, 2004
Corporate debt obligations:
Maturing within 1 year	$7,772	$—	$(6)	$7,766
Maturing after 1 year through 5 years	2,623	—	(25)	2,598
U.S. Government obligations:
Maturing within 1 year	4,097	—	(13)	4,084
Maturing after 1 year through 5 years	4,302	—	(29)	4,273

Total investments	$18,794	$—	$(73)	$18,721

June 30, 2003
Corporate debt obligations:
Maturing within 1 year	$2,826	$9	$—	$2,835
U.S. Government obligations:
Maturing within 1 year	1,500	1	—	1,501

Total investments	$4,326	$10	$—	$4,336

Estimated fair value is based upon quoted market prices for these or similar instruments. There were no realized gains or losses during the years ended June 30, 2004, 2003 and 2002.

Note 3.    Property and Equipment

Property and equipment consisted of the following:

	2004	2003
Machinery and equipment	$199,415	$200,679
Furniture and fixtures	145,426	145,426

	344,841	346,105
Less accumulated depreciation	(338,632)	(336,032)

	$6,209	$10,073

Depreciation expense was $5,967, $8,715 and $23,364 during the years ended June 30, 2004, 2003 and 2002, respectively.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 4.    Operating Lease Commitments

On April 1, 2001, the Company entered into an assignment and assumption of lease of its executive offices in Richmond, California. The master lease commenced in July 1997 and expired in July 2002. The lease has since been renewed three times for sequential one-year terms, with the current term expiring in July 2005 and with rental payments of approximately $7,800 per month. Effective August 1, 2004, the monthly rent increased by $1,078 as the Company took additional office space. As of June 30, 2004, our future minimum lease payments under operating leases are approximately $105,000 for our Richmond, California facilities. The future minimum lease payments for our New Jersey facilities are approximately $108,000 (see Note 9). Rent expense for the years ending June 30, 2004, 2003 and 2002 was $103,000, $89,000 and $91,000 respectively.

Note 5.    Stockholders’ Equity

Convertible Preferred Stock

At June 30, 2004, the Company has 534,000 shares of Series A convertible preferred stock outstanding. The holders of the Series A convertible preferred stock are entitled to receive annual noncumulative dividends of 8% per share per annum, when and if declared by the Board of Directors. These dividends are in preference to any declaration or payment of any dividend on the common stock of the Company. As of June 30, 2004, no dividends had been declared.

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

Warrants to Purchase Common Stock

At June 30, 2004, the Company had a total of 1,670,860 outstanding warrants to purchase shares of common stock as follows:

Number of Shares	Exercise Price	Issue Date	Expiration Date
900,380	$1.75	November 1999	November 2004
10,000	$5.14	December 2003	December 2006
582,000	$6.73	March 2004	August 2009
155,200	$6.00	March 2004	February 2007
23,280	$8.08	March 2004	February 2007

1,670,860

Stock Option Plan

In September 2003, the Board of Directors adopted, subject to stockholder approval, the 2003 Equity Incentive Plan (the “2003 Plan”). The 2003 Plan was approved by the stockholders in December 2003. The 2003 Plan provides for the issuance of options and stock awards and reserves up to 1,000,000 shares of common stock for issuance under the plan. In general, options are granted at fair market value on the date of the grant, have a term of 10 years and become exercisable over a period of up to 48 months.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s 1993 Stock Plan expired in November 2003, at which time 250,606 shares were available for issuance thereunder.

A summary of the Company’s stock option activity, and related information for the three years ended June 30, 2004 follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2001	74,365	1,678,958	2.52
Options granted	(111,500)	111,500	3.08
Options canceled	1,071	(1,071)	3.73
Options authorized	200,000	—	—

Balance at June 30, 2002	163,936	1,789,387	2.49
Options granted	(4,000)	4,000	3.82
Options canceled	72,250	(72,250)	4.17
Options exercised	—	(70,108)	1.51

Balance at June 30, 2003	232,186	1,651,029	$2.46
Options granted	(134,000)	134,000	5.98
Options canceled	22,420	(22,420)	3.70
Options exercised	—	(5,455)	3.31
Options expired	(250,606)	—	—
Options authorized	1,000,000	—	—

Balance at June 30, 2004	870,000	1,757,154	$2.71

At June 30, 2004, 2003 and 2002, options to purchase 1,403,308, 1,269,988 and 1,158,285 shares of common stock were exercisable, respectively. The weighted-average exercise price of options exercisable at June 30, 2004, 2003 and 2002 was $2.59, $2.46 and $2.38, respectively. The weighted-average fair value of options granted during 2004, 2003 and 2002 was $4.14, $3.17 and $4.65, respectively.

The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$0.01 – 1.99	820,198	4.26	$0.84	670,198	$0.85
2.00 – 3.99	506,841	4.53	2.85	437,464	2.84
4.00 – 5.99	42,928	8.11	5.21	8,928	4.81
6.00 – 8.00	387,187	6.84	6.21	286,718	6.21

	1,757,154	5.00	$2.71	1,403,308	$2.59

In connection with the grant of certain stock options to senior management, we recorded deferred compensation of $274,000 in fiscal 2000. Deferred compensation represents the difference in the market value of the stock on the date granted and the exercise price of these options. Deferred compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the option using a straight-line method. We recognized amortization of deferred stock compensation expense of $55,000 each fiscal year ended June 30, 2004, 2003, and 2002.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In September 2003, the Board of Directors adopted, subject to stockholder approval, the 2003 Employee Stock Purchase Plan (the “2003 ESPP”). The 2003 ESPP was approved by the stockholders in December 2003. The 2003 ESPP reserves up to 500,000 shares of common stock for sale under the ESPP. The 2003 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined accumulation periods. The price at which the stock is purchased is equal to the lower of 85% of the fair value of the common stock on the last trading day before the commencement of the applicable offering period or 85% of the fair value of the common stock on the last trading day of the accumulation period. Under the plan, 496,612 shares remain available for issuance at June 30, 2004. The weighted average purchase price per share for shares purchased under the 2003 ESPP was $3.16.

The Company’s 1994 Employee Stock Purchase Plan expired in February 2004, at which time 122,871 shares were available for issuance thereunder.

Stock Repurchase Program

In August 2002, the Board of Directors authorized a stock repurchase program of up to 500,000 shares of the Company’s common stock. Depending on market conditions and other factors, repurchases will be made from time to time in the open market and in negotiated transactions, including block transactions, and may be discontinued at any time. No shares were repurchased in the year ended June 30, 2004. In the year ended June 30, 2003, the Company repurchased 32,000 shares of its common stock for $87,000. All shares repurchased have been retired.

Common Stock Reserved for Future Issuance

At June 30, 2004, the Company has reserved shares of common stock for future issuance as follows:

Conversion of preferred stock into common stock	534,000
1993 Stock Plan and 2003 Equity Incentive Plan	2,627,154
Warrants	1,670,860
2003 Employee Stock Purchase Plan	496,612

5,328,626

Note 6.    Income Taxes

The Company uses the liability method to account for income taxes as required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce differed tax assets to the amounts expected to be realized.

There was no provision (benefit) for income taxes for the year ended June 30, 2004 and 2003. The provision (benefit) for income taxes for the year ended June 30, 2002 consists of the following (in thousands):

2002
Current:
Federal	$(40)
State	(2)

Total	$(42)

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The income tax provision (benefit) for 2002 is a result of the federal alternative minimum tax and is primarily due to a change in federal tax law. There was no deferred income tax expense for the years ended June 30, 2004, and 2003.

A reconciliation of the income tax benefit at the federal statutory rate to the income tax benefit at the effective tax rate is as follows (in thousands):

Year Ended June 30,
2002
Benefit at U.S. statutory rate	$(1,508)
Unbenefited loss (utilization of net operating loss)	1,508
Alternative minimum tax	(42)
Other	—

Total	$(42)

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (in thousands) are as follows:

	June 30,
	2004	2003
Deferred tax assets:
Net operating losses	$6,830	$6,230
Research credits	430	430
Other	290	360

Total deferred tax assets	7,550	7,020
Valuation allowance	(7,550)	(7,020)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by $530,000 and $1,150,000 during 2004 and 2003, respectively.

As of June 30, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $17,140,000 which will expire in the years 2006 through 2024, and federal research and development tax credits of approximately $213,000 which will expire in the years 2007 through 2024.

As of June 30, 2004, the Company had net operating loss carryforwards for state income tax purposes of approximately $14,400,000 which will expire in the years 2005 through 2014, and state research and development tax credits of approximately $323,000 which do not expire.

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

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 7.    Collaboration Agreement

In April 1998, we entered into a strategic research and marketing cooperation agreement with Merz Pharmaceuticals GmbH and Children’s Medical Center Corporation to further the clinical development and commercialization of Memantine. Pursuant to this agreement, NTI and Merz share scientific, clinical and regulatory information about Memantine, particularly safety data, to facilitate regulatory review and marketing approval by the Food and Drug Administration and foreign regulatory authorities. Pursuant to this agreement, we will continue to share in future revenues from sales of Memantine for all indications. We received $255,369, $10,949 and $0 in royalty payments for the fiscal years ended June 30, 2004, 2003, and 2002, respectively, for the sales of Memantine.

In June 2000, Merz entered into an agreement with Forest Laboratories, Inc. for the development and marketing of Memantine in the United States for the treatment of Alzheimer’s disease, neuropathic pain and AIDS-related dementia. In August 2000, Merz entered into a strategic license and cooperation agreement with H. Lundbeck A/S of Copenhagen, Denmark for the further development and marketing of Memantine for the treatment of Alzheimer’s disease, neuropathic pain and AIDS-related dementia. Lundbeck has acquired exclusive rights to Memantine in certain European markets, Canada, Australia and South Africa and semi-exclusive rights to co-market Memantine with Merz in other markets worldwide, excluding the United States, where Forest has development rights, and Japan, where Merz has granted development rights to Daiichi Suntory Pharma Co., Ltd., respectively. Through June 30, 2004, we have received approximately $11.6 million from Merz under our 1998 strategic research and marketing cooperation agreement, representing our portion of the payments received by Merz pursuant to Merz’s agreements with Forest and Lundbeck.

Note 8.    401(k) Plan

NTI maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees. Participating employees may defer a portion of their pretax earnings, up to the limit established by the Internal Revenue Service. NTI made employer contributions to the plan of $3,673, $3,215, and $3,606 in 2004, 2003 and 2002, respectively.

Note 9.    Subsequent Event

On July 14, 2004, NTI acquired Empire Pharmaceuticals, Inc. (“Empire”), a privately held corporation, through the merger of Empire into Empire Acquisition Corp., a wholly-owned subsidiary of NTI. Pursuant to the transaction, NTI acquired worldwide rights to Viprinex™ (ancrod), a late-stage reperfusion therapy for use in treatment of ischemic stroke. The acquisition of Empire will be accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations and under SFAS No. 142, Goodwill and Other Intangible Assets.

As a result of the acquisition, all of Empire’s issued and outstanding capital stock immediately prior to the acquisition was automatically converted into the right to receive an aggregate of 2,399,168 shares of NTI’s common stock and $1,500,000 in cash. Additionally, NTI paid $500,000 to Empire’s principal stockholder to partially reimburse advances previously made by the stockholder to Empire. If pivotal Phase III trials for Viprinex are commenced as currently planned, NTI will issue an additional 2,375,176 shares and pay an additional $1,515,675 to the selling stockholders of Empire and will pay Empire’s principal stockholder the balance of $484,325 for the remainder of advances previously made by the stockholder to Empire. The aggregate purchase price was $12,517,722, which consists of the common stock valued at $9,452,722, cash of $2,000,000 and acquisition-related expenses estimated at $1,065,000. The additional amounts due upon commencement of the Phase III trials are being treated as contingent consideration.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. NTI is in the process of obtaining third-party valuations of certain intangible assets and summarizing the costs incurred for the acquisition, and as a consequence, the determination and allocation of the purchase price are subject to refinement and finalization. Contingent consideration, described above, will, if issued, be recorded as intangible and other acquired assets and acquired in-process research and development, in a pro rata manner consistent with the allocation of the initial consideration.

Valued as of March 31, 2004, the most recent reported date
Current assets	$285,948
Property and equipment, net	16,944
License agreement and other acquired assets	8,153,987
Acquired in-process research and development	4,127,640

Total assets acquired	12,584,519

Accounts payable and accrued expenses	(66,797)
Acquired in-process research and development to be written-off	(4,127,640)

Net assets acquired	$8,390,082

Intangible assets acquired, for which no material residual value is anticipated, consist of: $7,141,070 for a royalty-bearing license agreement with Abbott Laboratories, which will be amortized over an estimated useful life of twelve years; $75,969 for certain patents, which will be amortized over an estimated useful life of twelve years; and, $936,948 for snake venom and snake venom compound concentrate from which Viprinex is derived, which will be amortized over estimated useful lives of eight years and four years, respectively. As the acquisition and merger was completed subsequent to June 30, 2004, the balances above are reported for informational purposes and no balances related to the transaction are included in the accompanying financial statements as of June 30, 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company, their ages and positions as of September 13, 2004 are as follows:

Name	Age	Position
Paul E. Freiman	70	President and Chief Executive Officer and Director
Lisa U. Carr, M.D., Ph.D.	49	Vice President, Medical Affairs
Stephen J. Petti	57	Vice President, Product Development
David E. Levy, M.D.	63	Vice President, Clinical Development
Abraham E. Cohen	68	Chairman of the Board of Directors
Enoch Callaway, M.D.	80	Director
Theodore L. Eliot, Jr.	76	Director
Abraham D. Sofaer	66	Director
John B. Stuppin	71	Director
F. Van Kasper	67	Director

Paul E. Freiman joined the Company as a director in April 1997 and was elected President and Chief Executive Officer in May 1997. He is the former chairman and chief executive officer of Syntex Corporation, where he had a long and successful career and was instrumental in the sale of Syntex to Roche Holdings for $5.3 billion. He is credited with much of the marketing success of Syntex’s lead product Naprosyn and was responsible for moving the product to over-the-counter status, marketed by Proctor & Gamble as Aleve. Mr. Freiman currently serves as chairman of the boards of SciGen Pte. Ltd. and serves on the boards of Penwest Pharmaceutical Co., Calypte Biomedical Corporation, Alexza Molecular Delivery Corp., Phytos Inc. and Otsuka America Pharmaceuticals, Inc. He has been chairman of the Pharmaceutical Manufacturers Association of America (PhARMA) and has also chaired a number of key PhARMA committees. Mr. Freiman is also an advisor to Burrill & Co., a San Francisco merchant bank. Mr. Freiman holds a B.S. degree from Fordham University and an honorary doctorate from the Arnold & Marie Schwartz College of Pharmacy.

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

Stephen J. Petti was appointed Vice President of Product Development in July 2004 in connection with our acquisition of Empire Pharmaceuticals. Mr. Petti founded Empire Pharmaceuticals in February 2001 and served at its Chief Executive Officer until its acquisition in July 2004. From February 1998 until Empire’s founding in February 2001, Mr. Petti served as Vice President, Drug Development at Dov Pharmaceuticals. From October 1995 to December 1997, he was Vice President of Global Consulting Operations at Barnett International/PAREXEL, a contract research organization in the pharmaceutical industry. He established a European presence for Barnett International/PAREXEL by starting its first overseas office in Paris. From July 1980 to August 1995, Mr. Petti held a variety of clinical research management positions with American Cyanamid, now Wyeth-Ayerst, including the position of Director of Global Clinical Research Training and Process Development. He is a member of the Drug Information Association and the Society of Research Administrators. Mr. Petti received his B.B.A. from St. John’s University in 1968 and a B.S.N (Nursing) in 1973 from Dominican College.

David E. Levy, M.D. was appointed Vice President of Clinical Development in September 2004 following the Company’s acquisition of Empire Pharmaceuticals. Prior to joining NTI, Dr. Levy was international project team leader at Eisai Medical Research, Inc. where he directed a clinical program to develop a novel, new therapy in Alzheimer’s disease as well as acute ischemic stroke programs. He had previously served as an advisor to Empire Pharmaceuticals and as senior director of medical research at DOV Pharmaceutical, where he directed several clinical development programs. From 1991 to 2001, Dr. Levy was with Knoll Pharmaceuticals, serving initially as senior director and therapeutic head of clinical CNS and then as senior director of cardiovascular/internal medicine. Dr. Levy served as executive vice chair of neurology from 1988 to 1991 at Weill-Cornell Medical College and New York Presbyterian Hospital and continues to serve as adjunct associate professor of neurology and adjunct associate attending neurologist at these institutions. Dr. Levy is a fellow of the American Academy of Neurology, the American College of Physicians, and the Stroke Counsel of the American Heart Association. Dr. Levy holds a B.A. degree from Harvard College and an M.D. degree Harvard Medical School.

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

Enoch Callaway, M.D. is a founder of the Company and has served as a director of the Company since September 1987. Dr. Callaway previously served as chairman of the Board of the Company from September 1987 to November 1990, as co-chairman of the Board of the Company from November 1990 until August 1993, as Vice President of the Company from September 1988 until August 1993 and as Secretary of the Company from September 1988 until September 1991. Dr. Callaway has been Emeritus Professor of Psychiatry at the University of California, San Francisco since 1986, where he also served as Director of Research at the Langley Porter Psychiatric Institute from 1959 to 1986. Dr. Callaway was Staff Psychiatrist, SFVAMC, 1996-1997. He is a member of the Institutional Review Board for SAM Technologies, Inc. and Abratek, Inc. Dr. Callaway is a former director of Phytos, Inc., a biotechnology company. He holds A.B. and M.D. degrees from Columbia University.

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

Abraham D. Sofaer has served as a director of the Company since April 1997. Mr. Sofaer is the first George P. Shultz Distinguished Scholar & Senior Fellow at the Hoover Institution, Stanford University, appointed in 1994. He has also been a Professor of Law (by courtesy) at Stanford Law School. From 1990 to 1994, Mr. Sofaer was a partner at the legal firm of Hughes, Hubbard & Reed in Washington, D.C., where he represented several major U.S. public companies. From 1985 to 1990, he served as the Legal Adviser to the United States Department of State, where he was principal negotiator on several international disputes. From 1979 to 1985, he served as a federal judge in the Southern District of New York. Mr. Sofaer is registered as a qualified arbitrator with the American Arbitration Association and is a member of the National Panel of the Center for Public Resolution of Disputes (CPR), a leading organization in the area of resolution of disputes outside litigation. He has mediated major commercial cases. Additionally, he acts regularly as an arbitrator in merger-acquisition disputes, commercial cases involving valuation of technology, and securities class action suits. Mr. Sofaer is on the board of directors of Gen-Probe, Inc. and the International Advisory Committee of Chugai Biopharmaceuticals, Inc., and is an advisor to Soligence Corp., a start-up company with expertise in efficiency analysis. He is president of American Friends of the Koret Israel Economic Development Fund and a director of the Koret Foundation and as a Trustee of the National Museum of Jazz. Mr. Sofaer holds a B.A. degree from Yeshiva College and a L.L.B. degree from New York University.

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

F. Van Kasper was appointed as a director and chairman of NTI’s audit committee in January 2004. Mr. Kasper served as Chairman of Wells Fargo Securities, the institutional brokerage and investment bank for Wells Fargo and Company, prior to his retirement in March 2003. Mr. Kasper entered the brokerage business in 1964 with Merrill Lynch and in 1978 co-founded Van Kasper and Company, a regional investment bank. As Chairman and CEO of Van Kasper, he guided its growth from a handful of employees to a bank with over 350 employees in 15 offices in 4 states when it was sold in 1999. During his investment career, Mr. Kasper was elected as a Governor of the National Association of Securities Dealers (NASD) and as a Director and Vice Chairman of the Securities Industry Association (SIA). Mr. Kasper is active in San Francisco, California area non-profit community, most recently as Chairman of the Investment Committee for the University of California San Francisco Foundation (UCSF) and serves as Chairman Emeritus for San Francisco’s Exploratorium Museum. Mr. Kasper holds a B.S. degree from California State University.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by Item 405 of Regulation S-K is hereby incorporated by reference to the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders to be held November 18, 2004.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the section entitled “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be held November 18, 2004.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the Annual Meeting of Stockholders to be held November 18, 2004.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be held November 18, 2004.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the section entitled “Audit Fees” in our Proxy Statement for the Annual Meeting of Stockholders to be held November 18, 2004.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial Statements and Schedules:    Financial Statements for the three years ended June 30, 2004 are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)    Reports on Form 8-K:    On May 10, 2004, the registrant filed a Current Report on Form 8-K furnishing under Item 12 a press release reporting its results of operations for the three and nine months ended March 31, 2004.

(c)    Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Bylaws of Registrant. (1)

3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Registrant. (3)

4.1	Form of Common Stock Certificate. (1)

4.2	Form of Warrant to Purchase Common Stock. (3)

4.3	Form of Warrant, issued March 1, 2004, to Purchase Common Stock. (6)

10.1	1993 Stock Plan of Neurobiological Technologies, Inc. (5)*

10.2	Form of Indemnity Agreement between the Company and its directors and officers. (1)*

10.3	License Agreement between the Company and Research Corporation Technologies, Inc. dated May 30, 1990. (1)+

10.4	License Agreement between the Company and The Salk Institute for Biological Studies dated March 31, 1989, as amended. (1)+

10.5	License Agreement between the Company and the Regents of the University of California dated June 13, 1990, as amended. (1)+

10.6	Amended and Restated Neurobiological Technologies, Inc. Employee Stock Purchase Plan. (4)*

10.7	Cooperative Agreement among Company, Merz + Co. GmbH & Co. and Children’s Medical Center Corp., effective as of April 16, 1998. (2)+

10.8	Payment Agreement between the Company and Children’s Medical Center Corp., effective as of April 16, 1998. (2)+

10.9	First Amendment to Lease, dated June 2, 2003. (7)

10.10	Second Amendment to Lease, signed April 15, 2004.

10.11	Third Amendment to Lease, signed July 14, 2004, effective August 1, 2004 for additional office space.

10.12	2003 Equity Incentive Plan. (8)*

10.13	2003 Employee Stock Purchase Plan. (8)*

10.14	Agreement and Plan of Reorganization, dated as of July 14, 2004, by and among Neurobiological Technologies, Inc., Empire Acquisition Corp. and Empire Pharmaceuticals, Inc. (9)

Exhibit Number	Description

10.15

Stockholders Agreement, dated as of July 14, 2004, by and among Neurobiological Technologies, Inc., Empire Acquisition Corp., Biotech Value Fund, LP, as Stockholder Representative and the stockholders of Empire Pharmaceuticals, Inc. (9)

10.16	Employment Agreement, dated July 14, 2004, by and between Neurobiological Technologies, Inc. and Stephen J. Petti *

10.17	Services Agreement, dated August 30, 2004.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney. (Contained on Signature Page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit is filed as an exhibit to Issuer’s Registration Statement on Form SB-2 (Registration No. 33-74118-LA) and is incorporated herein by reference.
(2)	This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1998 and is incorporated herein by reference.
(3)	This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1999 and is incorporated herein by reference.
(4)	This exhibit is filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 16, 2000 and is incorporated herein by reference.
(5)	This exhibit is filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 9, 2001 and is incorporated herein by reference.
(6)	This exhibit is filed as an exhibit to the Registrant’s Current Report on Form 8-K filed March 4, 2004 and is incorporated herein by reference.
(7)	This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2003 and is incorporated herein by reference.
(8)	This exhibit is filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 9, 2003 and is incorporated herein by reference.
(9)	This exhibit is filed as an exhibit to the Registrant’s Current Report on Form 8-K filed July 15, 2004 and is incorporated herein by reference.
+	Confidential treatment has been granted with respect to certain portions of these agreements.
*	This exhibit is a management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

By:	/S/ PAUL E. FREIMAN
Paul E. Freiman
President, Chief Executive Officer

Dated: September 13, 2004

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

Signature	Title	Date

/S/ PAUL E. FREIMAN Paul E. Freiman	Director, President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	September 13, 2004

/S/ ABRAHAM E. COHEN Abraham E. Cohen	Chairman of the Board	September 13, 2004

/S/ ENOCH CALLAWAY Enoch Callaway	Director	September 13, 2004

/S/ THEODORE L. ELIOT, JR. Theodore L. Eliot, Jr.	Director	September 13, 2004

/S/ ABRAHAM D. SOFAER Abraham D. Sofaer	Director	September 13, 2004

/S/ JOHN B. STUPPIN John B. Stuppin	Director	September 13, 2004

/S/ F. VAN KASPER F. Van Kasper	Director	September 13, 2004