Form 10-Q
period 2004-09-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2004-11-10
CIK 918112

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practical date. Common Stock, $.001 Par Value: 26,661,109 shares outstanding as of October 21, 2004.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	June 30, 2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,092,877	$2,012,452
Short-term investments	13,443,849	11,849,763
Interest receivable	125,299	103,259
Prepaid expenses and other	583,780	277,027

Total current assets	15,245,805	14,242,501
Long-term investments	2,043,850	6,871,344
Property and equipment, net	282,074	6,209
Other tangible assets, net	932,425	—
Intangible assets, net	7,304,916	—
Deferred acquisition costs	—	263,544

	$25,809,070	$21,383,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$211,026	$258,855
Accrued professional fees	99,643	210,025
Accrued clinical trial expenses	103,125	42,550
Accrued toxicology and manufacturing expenses	138,266	42,284
Accrued compensation	175,625	—
Accrued liabilities	251,152	106,835
Liability for acquired assets	334,427	—

Total current liabilities	1,313,264	660,549

Stockholders’ equity:
Convertible Series A Preferred stock, $.001 par value, 5,000,000 shares authorized, 2,332,000 issued in series, and 534,000 outstanding at September 30, 2004 and June 30. 2004	267,000	267,000
Common stock, $.001 par value, 35,000,000 shares authorized, 26,444,487 and 23,993,938 outstanding at September 30, 2004 and June 30, 2004, respectively	72,375,417	62,880,926
Deferred compensation	(13,688)	(27,376)
Accumulated deficit	(48,076,902)	(42,324,627)
Accumulated other comprehensive loss	(56,021)	(72,874)

Total stockholders’ equity	24,495,806	20,723,049

	$25,809,070	$21,383,598

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,
	2004	2003
Revenues - Royalty	$516,852	$9,784
Expenses:

Research and development	1,163,760	327,925

In-process research and development	4,251,335	—

General and administrative	931,380	576,238

Total expenses	6,346,475	904,163

Operating loss	(5,829,623)	(894,379)

Interest income	77,348	21,263

Net loss	$(5,752,275)	$(873,116)

Basic and diluted net loss per share	$(0.23)	$(0.05)

Weighted average shares used in basic and diluted net loss per share calculation	25,169,734	18,833,423

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(5,752,275)	$(873,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163,794	1,666
Acquired in-process research and development	4,251,336	—
Amortization of deferred stock compensation	13,688	13,688
Changes in assets and liabilities, excluding effects of acquisition:
Interest receivable	(22,040)	32,222
Prepaid expenses and other current assets	(306,753)	83,527
Accounts payable and accrued expenses	652,714	(169,250)

Net cash used in operating activities	(999,536)	(911,263)

INVESTING ACTIVITIES:
Acquisition of Empire, net of cash acquired	(2,950,689)	—
Purchase of investments	(2,897,269)	(1,421,926)
Maturity and sale of investments	6,147,530	3,626,165
Purchases of property and equipment, net	(261,401)	—

Net cash provided by investing activities	38,171	2,204,239

FINANCING ACTIVITIES:
Issuance of common stock	41,790	—

Net cash provided by financing activities	41,790	—

(Decrease) increase in cash and cash equivalents	(919,575)	1,292,976

Cash and equivalents at beginning of period	2,012,452	66,138

Cash and equivalents at end of period	$1,092,877	$1,359,114

Supplemental disclosure of non-cash investing activities:
Issuance of common stock for acquisition of Empire	$9,452,702	$—

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2004

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Neurobiological Technologies, Inc. and its subsidiary, (“NTI” or the “Company”) have been prepared in accordance with accounting principles generally accepted for reporting on interim periods and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) contained in the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the enclosed condensed consolidated financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for reporting on other than interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

The notes and accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2005, or any future period. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted for reporting on interim periods in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

The condensed consolidated balance sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for financial statements prepared for other than interim periods.

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is presented under the requirements of Financial Accounting Standards Board (“FAS”) No. 128, “Earnings per Share.” Basic net loss per share is computed based on the weighted average shares of common stock outstanding and excludes any options, warrants, and convertible securities. Potentially dilutive securities of 846,654 and 2,676,788, which consist of options, warrants, and convertible preferred stock, have been excluded from the computation of diluted net loss per share for the three months ended September 30, 2004 and 2003, respectively, as their effect is antidilutive.

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

STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations because the alternative fair value accounting provided under Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation” SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Stock-based compensation arrangements to non-employees are accounted for in accordance with SFAS 123, EITF 96-18, and related Interpretations, using a fair value approach, and the compensation costs of such arrangements are subject to re-measurement over their vesting terms, as earned.

As permitted by SFAS 123, and as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” SFAS 148, the Company elected to continue to apply the provisions of APB 25 and related interpretations in accounting for its employee stock option and stock purchase plans. The Company is generally not required under APB 25 and related interpretations to recognize compensation expense in connection with its employee stock option and stock purchase plans when exercise prices are equal or greater than fair value at the date of grant.

Pro forma information regarding net loss and net loss per share is required by SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by the SFAS 123. There were new grants for a total of 190,000 shares during the three months ended September 30, 2004. There were no new grants for the three months ended September 30, 2003.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period of the options using the straight-line method. The Company’s pro forma information follows (in thousands, except for per share data).

	Three months ended September 30,
	2004	2003
Net loss – as reported	$(5,752)	$(873)
Add back:
Stock-based employee compensation expense included in net loss as reported	14	14
Deduct:
Stock-based employee expense determined under SFAS 123	(200)	(117)

Pro forma net loss	$(5,938)	$(976)

Basic and diluted net loss per share – as reported	$(0.23)	$(0.05)

Basic and diluted pro forma net loss per share	$(0.24)	$(0.05)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable and are actively traded. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options, nor do they necessarily represent the effects of employee stock options on reported net income (loss) for future years.

In March 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. In October 2004, the FASB voted to delay the initially proposed effective date for six months rather than making it effective on January 2, 2005, as originally proposed. The proposed standard would require companies to expense the fair value of stock options on the grant date and, if adopted, is currently anticipated to be effective after the beginning of the NTI’s 2006 fiscal year. We will evaluate the requirements of the final standard, which is expected to be issued during 2005, to determine the impact on the results of its operations.

NOTE 2 - ACQUISITION OF EMPIRE PHARMACEUTICALS, INC.

On July 14, 2004, NTI acquired Empire Pharmaceuticals, Inc. (“Empire”), a privately held corporation, through the merger of Empire into Empire Acquisition Corp., a wholly-owned subsidiary of NTI. Pursuant to the transaction, NTI acquired worldwide rights to ViprinexTM (ancrod), a late-stage reperfusion therapy for use in treatment of ischemic stroke. The acquisition of Empire is accounted for as a purchase of assets in accordance with SFAS 141, Business Combinations and under SFAS 142, Goodwill and Other Intangible Assets. Accordingly, the results of operations of Empire have been included in the accompanying condensed consolidated financial statements of operations from the date of the acquisition. All intercompany balances at September 30, 2004 have been eliminated in consolidation.

As a result of the acquisition, all of Empire’s issued and outstanding capital stock immediately prior to the acquisition was automatically converted into the right to receive an aggregate of 2,399,163 shares of NTI’s common stock and $1,500,000 in cash. Additionally, NTI paid $500,000 to Empire’s principal stockholder to partially reimburse advances made by the stockholder to Empire. If pivotal Phase III trials for Viprinex are commenced as currently planned, NTI will issue an additional 2,375,170 shares and pay an additional $1,515,675 to the selling stockholders of Empire and will pay Empire’s principal stockholder an additional $484,325 for advances made to Empire. Excluding the contingent consideration that will be paid if and when pivotal Phase III trials for Viprinex are commenced, the aggregate purchase price was $12,669,184, which consists of common stock valued at $9,452,702, cash of $2,000,020, including $20 for fractional shares, and acquisition-related costs of $1,216,462. The additional amounts payable upon commencement of the Phase III trials are being treated as contingent consideration. In accordance with SFAS 141, the total purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon management’s estimates of current fair values and may change as additional information becomes available. Intangible assets resulting from the acquisition will be accounted for according to SFAS 142, Goodwill and Other Intangible Assets.

As of September 30, 2004, the disbursement for $334,427 of the purchase price had been delayed to one of Empire’s selling stockholders, at the request of the stockholder, and is reported as Liability for Acquired Assets in the accompanying condensed consolidated balance sheet. The disbursement was subsequently made to the selling stockholder in October 2004.

IN-PROCESS RESEARCH AND DEVELOPMENT

As part of the purchase price allocation, all intangible assets were identified and valued. It was determined that certain development technology, which was in-process, had value. As a result of this identification and valuation process, the Company allocated $4,251,335 of the purchase price to in-process research and development. This allocation represents the estimated fair value based upon risk-adjusted cash flows related to incompleted research and development activities associated with Viprinex and preparation for Phase III clinical trials. At the date of the acquisition, the development of Viprinex had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the acquired in-process research and development was charged to expense as of the date of the acquisition, in accordance with accounting principles generally accepted in the United States.

PURCHASE PRICE ALLOCATION

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, at the date of acquisition, for an aggregate purchase price of $12,669,184, including acquisition costs.

Amount
Current assets	$2,900
Property and equipment, net	16,604
Patents	78,245
Other tangible assets	965,027
License agreement	7,355,073
In-process research and development	4,251,335

Total assets acquired	$12,669,184

License agreements and patents, in the table above, are included in Intangible assets in the accompanying condensed consolidated balance sheet, net of accumulated amortization. Other tangible assets in the table above, which consist primarily of snake venom and snake venom compound from which Viprinex is derived, are included in Other tangible assets in the accompanying condensed consolidated balance sheet, net of accumulated depreciation.

Depreciation and amortization expense related to the acquired tangible and intangible assets that will continue to be depreciated and amortized in the future was $33,234 and $129,051, respectively, during the three months ended September 30, 2004. Acquired tangible and intangible assets are depreciated and amortized using the straight-line method over the anticipated useful lives of: twelve years for the license agreement with Abbott Laboratories; four to eight years for snake venom compound and snake venom; and, twelve years for certain patents. The estimated depreciation and amortization expense related to acquired tangible and intangible assets, is summarized in the following table.

Amount
Remaining nine months ending June 30, 2005	$583,504
Year ending June 30, 2006	778,006
Year ending June 30, 2007	778,006
Year ending June 30, 2008	778,006
Year ending June 30, 2009	709,269
Year ending June 30, 2010	706,281

Total	$4,333,072

PRO FORMA RESULTS

The following unaudited pro forma financial information presents the combined results of operations of NTI and Empire as if the acquisition had occurred as of the beginning of the periods presented. The pro forma results for the three months ended September 30, 2004 include $281,785 of transaction fees and expenses incurred by Empire related to the acquisition during the period, but exclude $4,251,335 of research and development expenses. The unaudited pro forma financial information is based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Three Months Ended September 30,
	2004	2003
Total revenues	$516,852	$9,784
Net loss	(5,822,192)	(900,076)
Basic and diluted net loss per share	$(0.21)	$(0.04)

NOTE 3 - INVESTMENTS

Available-for-sale securities were as follows (in thousands).

September 30, 2004	Amortized Cost	Gross Unrealized (Losses)	Market Value
Corporate debt obligations:
Maturing within 1 year	$6,119	$(20)	$6,099
Maturing after 1 year through 5 years	1,043	(5)	1,038
U.S. Government obligations:
Maturing within 1 year	7,370	(25)	7,345
Maturing after 1 year through 5 years	1,012	(6)	1,006

Total investments	$15,544	$(56)	$15,488

June 30, 2004	Amortized Cost	Gross Unrealized (Losses)	Market Value
Corporate debt obligations:
Maturing within 1 year	$7,772	$(6)	$7,766
Maturing after 1 year through 5 years	2,623	(25)	2,598
U.S. Government obligations:
Maturing within 1 year	4,097	(13)	4,084
Maturing after 1 year through 5 years	4,302	(29)	4,273

Total investments	$18,794	$(73)	$18,721

NOTE 4 - EQUITY TRANSACTIONS

During the quarter ended September 30, 2004, one warrant was exercised through a “cashless” exercise in accordance with the terms of the warrant and 27,506 shares of common stock were issued to the warrant holder. Additionally, one warrant was exercised in whole during the quarter ended September 30, 2004, and 23,880 shares of common stock were issued to the warrant holder for a purchase price of $41,790.

In July 2004, we acquired Empire Pharmaceuticals. Under the terms of the agreement, NTI initially issued 2,399,163 shares of common stock and paid $2 million to Empire stockholders. If pivotal Phase III trials for Viprinex are commenced as currently planned, NTI will issue an additional 2,375,170 shares of common stock and pay an additional $2 million to Empire stockholders.

NOTE 5 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale investments.

	Three Months Ended September 30
	2004	2003
Net loss	$(5,752,275)	$(873,116)
Other comprehensive income (loss)	16,853	(9,830)

Comprehensive loss	$(5,735,422)	$(882,946)

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

Our strategy is to in-license and develop later stage drug candidates that target major medical needs and that can be rapidly commercialized. Our experienced management team oversees the human clinical trials necessary to establish preliminary evidence of efficacy and then seeks partnerships with pharmaceutical and biotechnology companies for late-stage development and marketing of our product candidates. Currently, we receive revenues on the sales of one approved product and have two product candidates in clinical development. The approved product, Memantine, is an orally dosed compound that is approved for the treatment of moderate to severe Alzheimer’s disease and is marketed in the United States and Europe by our marketing partners. Memantine is also being developed for the treatment of neuropathic pain. Our current product candidates are XERECEPT®, a compound being developed for the treatment of peritumoral brain edema, or swelling around brain tumors, and Viprinex®, a compound being developed for the treatment of acute ischemic stroke.

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

In May 2002, Merz announced that Memantine (Ebixa®) was approved by the regulatory authorities in the European Union for the treatment of Alzheimer’s disease. In October 2003, Forest announced that Memantine (Namenda®) was approved by the FDA for the treatment of moderate-to-severe Alzheimer’s disease. Memantine became commercially available in the United States in January 2004. We received royalties on sales of Memantine in the United States and certain european countries.

Forest has announced results of three additional placebo-controlled trials in either mild-to-moderate or moderate-to-severe Alzheimer’s disease. In June 2003, Forest announced that one of these trials did not demonstrate statistically significant effects on cognitive or global outcomes compared to the control group. This trial combined Memantine with Acetyl cholinesterase inhibitors for mild-to-moderate Alzheimer’s disease. In an additional trial, patients with moderate-to-severe Alzheimer’s disease who received the combined therapy of Memantine with the Acetyl cholinesterase inhibitor donepezil showed greater cognitive, functional, global and behavioral benefits over those with donepezil alone. These results were published in the “Journal of the American Medical Association,” or JAMA, a peer review journal, in January 2004. In January 2004, Forest announced positive results of a Phase III study using Memantine as a monotherapy in mild-to-moderate Alzheimer’s disease. Forest has announced that it plans to seek approval for Memantine for a mild-to-moderate indication.

In July 2001, Forest initiated the second of two trials necessary for submission of a new drug application, or NDA, for Memantine for the treatment of diabetic neuropathy. In May 2003, Forest announced that Memantine had failed to demonstrate a statistically significant difference versus the control group with regards to the primary endpoint of this trial. In October 2003, Forest announced the resumption of its clinical development of Memantine for the neuropathic pain indication with an expanded clinical program to examine various neuropathic pain conditions at different dosages. Forest anticipates that the earliest submission of an NDA would be 2006. NTI conducted the first pivotal trial of Memantine for the treatment of neuropathic pain with an enrollment of 400 patients and reported positive results in January 2000.

XERECEPT

We are developing XERECEPT, a synthetic preparation of the natural human peptide, Corticotropin-Releasing Factor, as a treatment for brain swelling due to brain tumors (peritumoral brain edema). In April 1998, XERECEPT received orphan drug designation for this indication from the FDA. Orphan drug designation provides NTI with seven years market exclusivity and makes NTI eligible to receive Orphan Drug Grants to fund clinical research. In fiscal 2004, we completed animal toxicology studies, and the FDA undertook extensive review of the clinical trial designs for two pivotal trials for the treatment of peritumoral brain edema. In April 2004, enrollment began in one trial, which has a target enrollment of 200 patients. Enrollment in the second pivotal trial, which is expected to enroll 120 patients, has been delayed due to delays in obtaining the necessary supply of XERECEPT for the trial. This trial is currently scheduled to start in the first quarter of calendar 2005.

VIPRINEX

In July 2004, we acquired Empire Pharmaceuticals, Inc. (“Empire”), a privately held corporation, through the merger of Empire into Empire Acquisition corp., a wholly-owned subsidiary of NTI. Pursuant to the transaction, we acquired worldwide rights to Viprinex (ancrod), a late-stage reperfusion therapy for use in treatment of ischemic stroke. Empire acquired the exclusive worldwide rights to Viprinex in a royalty-bearing license from Abbott Laboratories in March 2002. Viprinex was being developed by Knoll AG, prior to its acquisition by Abbott in 2001.

Except for fiscal 2001, we have incurred significant losses each year since our inception. As of September 30, 2004, our accumulated deficit was $48.1 million and total stockholders’ equity was $24.5 million. We expect to incur additional operating losses over at least the next year as we continue our research and development efforts.

CRITICAL ACCOUNTING POLICIES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, if any, at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our accounting policies related to revenue recognition and use of estimates to be critical.

Revenue recognition

Revenue related to license fees with non-cancelable, non-refundable terms and no future performance obligations are recognized when collection is assured. Revenues are deferred and recognized over the performance period in the event that future performance obligations exist. Non-refundable up-front payments received in connection with research and development activities are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term. Revenues associated with milestones are recognized as earned, based on completion of development milestones, either upon receipt, or when collection is assured. Revenues associated with royalty agreements on sales of products are recognized when the proceeds are received due to the limited sales history of the product and our inability to estimate such sales.

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

PROPOSED NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. In October 2004, the FASB voted to delay the initially proposed effective date for six months rather than making it effective on January 2, 2005, as originally proposed. The proposed standard would require companies to expense the fair value of stock options on the grant date and, if adopted, is currently anticipated to be effective after the beginning of the NTI’s 2006 fiscal year. We will evaluate the requirements of the final standard, which is expected to be issued during 2005, to determine the impact on the results of its operations.

RESULTS OF OPERATIONS

REVENUES

Quarter Ended September 30,		Increase (Decrease) From Period in Prior Year
2004	2003	2004/2003
$517,000	$10,000	$507,000

Revenues of $517,000 in the quarter ended September 30, 2004 increased by $507,000 compared to revenues of $10,000 for the same quarter in 2003. Revenues in both periods are represented by royalty fees earned from the sale of Memantine by Merz and its marketing partners. The royalty fees earned in 2004 were on sales of Memantine in both Europe and the United States; the 2003 royalty fees were from sales of Memantine solely in Europe.

In May 2002, our marketing partner Merz announced that Memantine was approved by the regulatory authorities in the European Union for the treatment of Alzheimer’s disease and Memantine became commercially available in the European Union in the fourth calendar quarter of 2002. In October 2003, our marketing partner, Forest, announced that it had received approval of Namenda™ (Memantine) in the Unites States for the treatment of Alzheimer’s disease and Namenda became commercially available in the United States in January 2004.

Royalty revenues result from the sale of Memantine by our marketing partners, who do not make anticipated future sales volumes available to us.

RESEARCH AND DEVELOPMENT EXPENSES

Quarter Ended September 30,		Increase (Decrease) From Period in Prior Year
2004	2003	2004/2003
$1,164,000	$328,000	$836,000

Research and development expenses of $1,164,000 in the quarter ended September 30, 2004 increased by $836,000 compared to expenses of $328,000 in the same quarter of 2003. The increase of $836,000 was due primarily to expenses incurred to prepare for Phase III clinical trials of Viprinex, which are anticipated to commence within the next twelve months, subject to FDA approval, and the continuing Phase III clinical trials for XERECEPT which were initiated during April 2004. The research and development expenses incurred for Viprinex consist primarily of approximately $100,000 of expenses for the manufacture of Viprinex, approximately $97,000 of compensation related expenses, approximately $78,000 for consulting and regulatory expenses, approximately $130,000 for amortization of the intangible marketing license for Viprinex, and approximately $33,000 of depreciation of venom concentrate, raw venom and the related snake-farm facilities utilized in the development of Viprinex. Research and development expenses related to clinical Phase III trials of XERECEPT consist primarily of approximately $246,000 of clinical expenses and approximately $86,000 of expenses for the manufacture of XERECEPT.

Memantine and XERECEPT™ are currently in clinical development and we expect to commence clinical trials for Viprinex in fiscal 2005, subject to FDA approval. To date, we have incurred expenses of approximately $8.9 million in the development of Memantine and approximately $18.8 million in the development of XERECEPT. All future expenses for the development and commercialization of Memantine will be borne by Merz and its marketing partners, Forest and Lundbeck. We expect to incur ongoing expenses primarily for Phase III clinical trials for our development of XERECEPT™ and Viprinex and related administrative support. We are currently unable to estimate the expenses of completing clinical trials for XERECEPT due to the uncertainties inherent in conducting clinical trials and seeking regulatory approval for a drug candidate. Similarly, because we are still designing our planned Phase III clinical trials for Viprinex and have not yet received FDA approval for these trials, we are currently unable to estimate the expenses required to obtain regulatory approval for Viprinex.

Research and development expenditures are charged to operations as incurred. Research and development expenses, including direct and allocated expenses, consist of independent research and development costs and costs associated with sponsored research and development.

We anticipate that the level of expenditures for research and development expenses will increase in the future as we continue the clinical Phase III trials for XERECEPT, seek regulatory approval and prepare for clinical Phase III trials of Viprinex.

IN-PROCESS RESEARCH AND DEVELOPMENT

We acquired Empire on July 14, 2004, in order to secure the worldwide rights to Viprinex, a late-stage perfusion therapy for use in ischemic stroke. The acquisition of Empire is recorded as a purchase of assets and, accordingly, the purchase price was assigned to all identified tangible and intangible assets. During the identification and valuation process, we determined that in-process research and development associated with Viprinex had a fair value of $4,251,335. This valuation was determined using risk-adjusted valuation of the cash flows anticipated with completing the research and development of Viprinex. At the date of the acquisition, the development of Viprinex had not reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the in-process research and development acquired with the acquisition of Empire was charged to expense at the date of the acquisition, in accordance with generally accepted accounting principles. We currently do not expect to incur similar charges in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

Quarter Ended September 30,		Increase (Decrease) From Period in Prior Year
2004	2003	2004/2003
$931,000	$576,000	$355,000

General and administrative expenses of $931,000 in the quarter ended September 30, 2004 increased by $355,000 compared to $576,000 for the same quarter in 2003. The increase of $355,000 during 2004 resulted primarily from an increase in performance-based bonus compensation of $126,000, professional service fees of approximately $60,000, consulting fees of approximately $56,000 for assistance with marketing advisory services and reporting requirements resulting from the Sarbanes-Oxley Act of 2002, and approximately $40,000 of compensation and office administrative expenses relating to our new office facilities in New Jersey.

We anticipate that general and administrative expenses will increase in the future as we meet the additional reporting requirements of the Sarbanes-Oxley Act of 2002 and as we operate our New Jersey facilities.

INTEREST INCOME.

Quarter Ended September 30,		Increase (Decrease) From Period in Prior Year
2004	2003	2004/2003
$77,000	$21,000	$56,000

Interest income of $77,000 in the quarter ended September 30, 2004, increased by $56,000 compared to $21,000 in the same quarter of 2003. The increases are primarily due to the increase in cash resulting from the funds received during March 2004 from our private placement of common stock.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2004	June 30, 2004
Cash and cash equivalents, and investments	$16,581,000	$20,734,000
Working capital	13,933,000	13,582,000

	Quarter Ended September 30,
	2004	2003
Cash provided by (used in):
Operating activities	$(1,000,000)	$(911,000)
Investing activities	38,000	2,204,000
Financing activities	42,000	—

Since our founding in 1987, we have applied a majority of our resources to research and development programs and have generated only limited operating revenue. Except for fiscal 2001, we have incurred losses in each year since our inception and we expect to continue to incur losses in the future due to ongoing research and development efforts.

As of September 30, 2004, we had cash, cash equivalents and total investment securities available for sale of $16,581,000. The balance of cash and cash equivalents of $1,093,000 at September 30, 2004 declined by $920,000 from cash and cash equivalents of $2,012,000 as of June 30, 2003 resulting from our operating, investing and financing activities during the quarter.

Cash Flows from Operating Activities

We used cash of $1,000,000 for operating activities in the quarter ended September 30, 2004, resulting primarily from our operating loss of $(5,752,000) but not including the non-cash expenses of $4,429,000 for the charge-off of in-process research and development, depreciation and amortization, and deferred stock compensation. An increase in accounts payable and accrued liabilities of $653,000 were partially offset by increases in interest receivable and prepaid expenses of $329,000, which resulted in a net $324,000 of cash required for operations during the quarter. Accounts payable and accrued liabilities increased form an increase in operations in anticipation of clinical trials for Viprinex and the timing of the payment to a selling shareholder of Empire; the increase in prepaid and other expenses reflect prepayments and deposits made for the preparation for clinical trials for Viprinex and establishing our new office facilities in New Jersey.

Cash Flows from Investing Activities

Investing activities provided $38,000 in the quarter ended September 30, 2004 resulting primarily from our purchase of Empire during the quarter. We disbursed $2,951,000 in cash to acquire Empire, net of cash received from Empire in the acquisition. Cash used for the purchase of Empire was offset by the proceeds fro the sale and maturity of securities, net of purchases during the quarter.

Cash Flows from Financing Activities

Financing activities provided cash of $42,000 in the quarter ended September 30, 2004, which consisted of the exercise of warrants for our common stock during the quarter.

Our contractual commitments as of September 30, 2004 are summarized below by category in the following table. As we move forward with the clinical development of XERECEPT and Viprinex, the Company will enter into contractual commitments for additional expenditures relating to these clinical trials; these additional expenditures are not reflected in the following table.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$187,043	$187,043	—	—	—
Other Long-Term Liabilities *	2,000,000	2,000,000	—	—	—

Total	$2,187,043	$2,187,043	—	—	—

*	Represents additional contingent merger cash consideration payable to the selling stockholders of Empire Pharmaceuticals if and when Phase III clinical trials for Viprinex commence, but no earlier than July 14, 2005. We will also issue 2,375,170 additional shares to those selling stockholders if and when Phase III clinical trials for Viprinex commence, but no earlier than July 14, 2005.

Our available cash and cash equivalents of $1,093,000, together with investments of $15,488,000, were $16,581,000 as of September 30, 2004. As described above, we expect to incur increased costs in throughout fiscal 2005 primarily for Phase III clinical trials of XERECEPT and for seeking regulatory approval and preparing for Phase III clinical trials for Viprinex, along with related administrative support costs. If and when Viprinex commences Phase III clinical trials, we will pay the former Empire stockholders up to an additional $2,000,000 and issue up to an additional 2,375,176 shares of common stock. All future development costs for Memantine will be paid by Merz and its marketing partners. We believe that our available cash, cash equivalents and investment balances will be adequate to fund our operations through at least the next twelve months, although we expect that we may need to raise additional capital in the future to complete the clinical development of XERECEPT and Viprinex. Accordingly, we may seek to raise additional funds when market conditions permit. However, there can be no assurance that funding will be available or that, if available, will be on acceptable terms.

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

RISK FACTORS

You should carefully consider the following risks and uncertainties before you invest in our common stock. Investing in our common stock involves risk. If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. Additionally, risks and uncertainties of which we are unaware or that we currently believe are immaterial could also materially adversely affect our business, financial condition or results of operations. In any case, the trading price of our common stock could decline, and you could lose all or part of your investment. Additionally, please refer to the cautionary statement regarding forward-looking language set forth above under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Except for fiscal 2001, we have experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of September 30, 2004, our accumulated deficit was approximately $48.1 million and we expect to continue to incur operating losses in the future as we continue our clinical trials for XERECEPT and commence our planned clinical trials for Viprinex. To achieve profitability, we would need to generate significant additional revenue with positive gross margins. Although we expect that our royalty revenues from the sales of Memantine will increase in future periods, these increases may not occur and, even if they do increase in line with our projections, we do not expect that these increases will be sufficient to allow us to operate profitably at any time in the foreseeable future.

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

Our Industry is Highly Competitive

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

Indication / Principal known competing products and competitors

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

Although Merz and its marketing partners have the responsibility of supplying Memantine for the clinical trials and commercialization of the drug, we must procure our own supplies of XERECEPT and Viprinex for our clinical trials of these compounds. Our clinical supply of XERECEPT has been manufactured by established methods using chemical synthesis to our specifications, and we are currently making arrangements for an initial clinical supply of Viprinex to be produced to our specifications. We have recently experienced delays obtaining the necessary clinical supplies of XERECEPT and, although we perform audits on our contractors who supply our drug candidates to assess compliance with the current Good Manufacturing Practice, or cGMP, regulations, there can be no assurance that our suppliers will meet cGMP standards or be able to synthesize and deliver our drug compounds in a timely fashion. Although alternative cGMP suppliers of the bulk drugs and of finished dosage form products are available to us, Viprinex is difficult and costly to produce and we believe that there is only a limited number of manufacturers who are capable of producing the compound.

We face certain risks by outsourcing manufacturing, including:

•	the delay of our preclinical and human clinical testing if our contractors are unable to supply sufficient quantities of product candidates manufactured in accordance with cGMP on acceptable terms;

•	the delay of market introduction and subsequent sales if we should encounter difficulties establishing relationships with manufacturers to produce, package and distribute products; and

•	adverse effects on FDA pre-market approval of potential products if contract manufacturers do not adhere to cGMP regulations.

Because of these risks, our dependence on third parties for the manufacture of products may adversely affect our ability to develop and deliver products on a timely and competitive basis and our results of operations.

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

In addition, success in pre-clinical or early stage clinical trials does not assure success in later-stage clinical trials. For example, although our Phase II clinical trials for Memantine for the treatment of diabetic neuropathy produced positive results, a subsequent clinical trial conducted by Forest did not replicate these results. Similarly, the results of Knoll AG’s Phase III clinical trials for Viprinex in the United States were not replicated in the subsequent European clinical trial and this may impair our ability to obtain FDA and foreign regulatory approval to commense our planned Phase III clinical trials for Viprinex. Similar variations in later-stage clinical trial results may also be seen in XERECEPT as longer trials and larger patient populations are used. Further, since we began the first Phase III clinical trial of XERECEPT in April 2004, patient enrollment in this trial has been slow. Any further delays in patient enrollment could impede the development of XERECEPT. It is also possible that XERECEPT will not be further developed or successfully commercialized.

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

If the members of our expanded management team are unable to work together effectively, our ability to manage our business will suffer.

Since our acquisition of Empire Pharmaceuticals in July 2004, we have expanded our management team. Stephen J. Petti joined us as Vice President, Product Development in July 2004 and David E. Levy joined us as Vice President, Clinical Development in September 2004. We are seeking to hire other executive officers in the near future. If these employees cannot work together effectively with our existing management team, our ability to manage our business will suffer.

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

Our current product liability insurance does not cover the commercial sales of products. We cannot be sure that we will be able to obtain product liability insurance covering commercial sales if and when they commence or, if such insurance is obtained, that sufficient coverage can be acquired at a reasonable cost. An inability to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims could prevent or inhibit commercialization of any products we develop.

The market price of our common stock has been, and is likely to continue to be, highly volatile.

The average daily trading volume of our common stock has historically been low, even when compared to that of other biopharmaceutical companies. Because of our relatively low trading volume, our stock price can be highly volatile.

Additionally, we recently issued 2,399,163 shares of common stock in connection with our acquisition of Empire Pharmaceuticals and, if we commence Phase III clinical trials for Viprinex, we will be required to issue an additional 2,375,170 shares. These shares have been registered for resale and the selling stockholders of Empire will be able to begin selling their NTI common stock on the earlier of the commencement of Phase III clinical trials of Viprinex or July 14, 2005. The issuance of these additional shares and any large sales that may be made by the selling stockholders under this prospectus or otherwise could have a negative effect on the price and volatility of our stock price.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of September 30, 2004, the fair value of our investments was $15.5 million and 87% of our total portfolio will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1	License Agreement, dated March 29, 2002, by and between Abbott Laboratories and Empire Pharmaceuticals, Inc.*
10.2	First Amendment to License Agreement, dated October 22, 2003, by and between Abbott Laboratories and Empire Pharmaceuticals, Inc.*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested with regard to certain portions.

(b) Reports:

On July 15, 2004, we filed a Current Report on Form 8-K reporting our acquisition of Empire Pharmaceuticals.

On August 6, 2004, we filed an Amended Current Report on Form 8-K/A for the purpose of amending the Current Report filed on July 15, 2004 to provide certain financial statements for Empire Pharmaceuticals and pro-forma financial data for the Company.

On August 19, 2004, we filed a Current Report on Form 8-K furnishing our press release announcing the results of operations for the quarter and fiscal year ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: November 9, 2004	/s/ Paul E. Freiman
Paul E. Freiman
President, Chief Executive Officer
(Principal Executive and Accounting Officer) and Director