Form 10-Q
period 2004-12-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2005-02-09
CIK 918112

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-23280

NEUROBIOLOGICAL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-304929
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practical date. Common Stock, $.001 Par Value: 27,053,695 shares outstanding as of January 27, 2005.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2004
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$47,880	$2,012,452
Short-term investments	6,381,917	11,849,763
Interest receivable	66,038	103,259
Prepaid expenses and other	531,388	277,027

Total current assets	7,027,223	14,242,501

Long-term investments	8,697,413	6,871,344
Property and equipment, net	341,601	6,209
Other tangible assets, net	893,302	—
Intangible assets, net	7,150,056	—
Deferred acquisition costs	—	263,544

TOTAL ASSETS	$24,109,595	$21,383,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$741,695	$258,855
Accrued professional fees	159,893	210,025
Accrued clinical trial expenses	159,392	42,550
Accrued toxicology and manufacturing expenses	275,427	42,284
Accrued compensation	150,125	—
Accrued liabilities	95,939	106,835

Total current liabilities	1,582,471	660,549

Stockholders’ equity:
Convertible Series A Preferred stock, $.001 par value, 5,000,000 shares authorized, 2,332,000 issued in series, 524,000 and 534,000 outstanding at December 31, 2004 and June 30, 2004, respectively	262,000	267,000

Common stock, $.001 par value, 35,000,000 shares authorized, 27,053,695 and 23,993,938 outstanding at December 31, 2004 and June 30, 2004, respectively	73,032,378	62,880,926

Deferred compensation	—	(27,376)

Accumulated deficit	(50,752,074)	(42,324,627)

Accumulated other comprehensive loss	(15,178)	(72,874)

Total stockholders’ equity	22,527,124	20,723,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,109,595	$21,383,598

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
REVENUES
License	$—	$281,230	$—	$281,230
Royalty	694,338	18,659	1,211,190	28,443

Total revenue	694,338	299,889	1,211,190	309,673

EXPENSES
Research and development	2,268,907	513,365	3,432,667	841,290
Acquired in-process research and development	—	—	4,251,335	—
General and administrative	1,090,422	854,842	2,021,803	1,431,080

Total expenses	3,359,328	1,368,207	9,705,804	2,272,370

Operating loss	(2,664,990)	(1,068,318)	(8,494,613)	(1,962,697)

Investment income (loss)	(10,182)	9,270	67,166	30,533

NET LOSS	$(2,675,172)	$(1,059,048)	$(8,427,447)	$(1,932,164)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.10)	$(0.06)	$(0.32)	$(0.10)

Shares used in basic and diluted net loss per share calculation	26,846,878	19,206,054	26,008,306	19,019,739

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(8,427,447)	$(1,932,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	362,094	3,272
Acquired in-process research and development	4,251,335	—
Loss on sale of property and equipment	—	2,849
Amortization of deferred stock compensation	27,376	27,375
Issuance of common stock, options and warrants for license rights and services	—	28,200
Changes in assets and liabilities:
Interest receivable	37,221	31,561
Prepaid expenses and other current assets	(254,361)	206,498
Accounts payable and accrued liabilities	921,923	(198,126)

Net cash used in operating activities	(3,081,859)	(1,830,535)

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(2,950,690)
Purchase of investments	(57,274,046)	(2,919,837)
Maturity and sale of investments	60,973,519	5,434,507
Purchases of property and equipment	(325,246)	(2,383)

Net cash provided by (used in) investing activities	423,537	2,512,287

FINANCING ACTIVITIES:
Issuance of common stock	693,750	58,913

Net cash provided by financing activities	693,750	58,913

Increase (decrease) in cash and cash equivalents	(1,964,572)	740,665
Cash and equivalents at beginning of period	2,012,452	66,138

Cash and equivalents at end of period	$47,880	$806,803

Supplemental disclosure of non-cash investing activities:

Issuance of common stock for acquisition of Empire	$9,452,702	$—

Conversion of preferred stock to common stock	$5,000	$200,000

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2004

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Neurobiological Technologies, Inc. and its subsidiary (“NTI” or the “Company”) have been prepared in accordance with accounting principles generally accepted for reporting on interim periods and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) contained in the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the enclosed condensed consolidated financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for reporting on other than interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

The notes and accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. Operating results for the three and six-month periods ending December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2005, or any future period. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted for reporting on interim periods in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

The condensed consolidated balance sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for financial statements prepared for other than interim periods.

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is presented under the requirements of Financial Accounting Standards Board (“FAS”) No. 128, “Earnings per Share.” Basic net loss per share is computed based on the weighted average shares of common stock outstanding and excludes any options, warrants, and convertible securities. Potentially dilutive securities of 807,755 and 2,791,981, which consist of options, warrants, and convertible preferred stock, have been excluded from the computation of diluted net loss per share for the three months ended December 31, 2004 and 2003, respectively, as their effect is antidilutive. Potentially dilutive securities of 510,044 and 2,757,244, which consist of options, warrants, and convertible preferred stock, have been excluded from the computation of diluted net loss per share for the six months ended December 31, 2004 and 2003, respectively, as their effect is antidilutive.

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

As permitted by SFAS 123, and as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company elected to continue to apply the provisions of APB 25 and related interpretations in accounting for its employee stock option and stock purchase plans. The Company is generally not required under APB 25 and related interpretations to recognize compensation expense in connection with its employee stock option and stock purchase plans when exercise prices are equal to or greater than fair value at the date of grant.

Pro forma information regarding net loss and net loss per share is required by SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by the SFAS 123. There were new grants for a total of 255,500 shares during the three months ended December 30, 2004. There were new grants for a total of 34,000 shares during the three months ended December 30, 2003.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period of the options using the straight-line method. The Company’s pro forma information follows (in thousands, except for per share data).

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net loss – as reported	$(2,675)	$(1,059)	$(8,427)	$(1,932)
Add back:
Stock-based employee compensation expense included in net loss as reported	—	14	27	27
Deduct:
Stock-based employee expense determined under SFAS 123	(249)	(137)	(448)	(254)

Pro forma net loss	$(2,924)	$(1,182)	$(8,848)	$(2,159)

Basic and diluted net loss per share – as reported	$(0.10)	$(0.06)	$(0.32)	$(0.10)

Basic and diluted pro forma net loss per share	$(0.11)	$(0.06)	$(0.34)	$(0.11)

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. As a result, the cost of employee services received in exchange for a grant of an equity instrument will be measured at fair value on the grant-date of the award and recorded as expense over the period during which the employee is required to provide service in exchange for the award. Pro forma disclosure of such cost is no longer an alternative for disclosing the cost share-based payments to employees.

SFAS 123(R) is effective at the beginning of the first interim or annual period beginning after June 15, 2005 and may be adopted using either the Modified-Prospective Transition method or the Modified-Retrospective Transition method of application. Using the Modified-Prospective Transition method, the Company would recognize the cost of share-based payments based on their grant-date fair value from the beginning of the fiscal period in which the provisions of SFAS 123(R) are first adopted. Measurement and assignment of compensation cost for share-based payments granted prior to, but not vested as of the date of adopting SFAS 123(R), would be based upon the same estimate of grant-date fair value used previously under SFAS 123, whether the estimate was recognized in the financial statements or disclosed only in a pro forma manner. Recognizing a liability for share-based payments made prior to, but not vested as of the date of adopting SFAS 123(R), would be recognized as the cumulative effect of a change in accounting principle. Using the Modified-Retrospective Transition method of application, the Company would be allowed to restate previously reported periods by recognizing compensation expense in the amounts previously reported as pro forma disclosure under the earlier provisions of SFAS 123. New awards and vested awards would be accounted for in the same manner as the Modified-Prospective Transition method.

We will adopt SFAS 123(R) effective July 1, 2005, and are currently evaluating the impact that this will have on our operating results.

NOTE 2 - ACQUISITION OF EMPIRE PHARMACEUTICALS, INC.

In July 2004, NTI acquired the assets of Empire Pharmaceuticals, Inc. (“Empire”), a privately held corporation, through the merger of Empire into Empire Acquisition Corp., a wholly-owned subsidiary of NTI. Pursuant to the transaction, NTI acquired worldwide rights to ViprinexTM (ancrod), a late-stage reperfusion therapy for use in treatment of ischemic stroke. The acquisition of Empire is accounted for as a purchase of assets in accordance with SFAS 141, Business Combinations and under SFAS 142, Goodwill and Other Intangible Assets. Accordingly, the results of operations of Empire have been included in the accompanying condensed consolidated financial statements of operations from the date of the acquisition. All intercompany balances at December 31, 2004 have been eliminated in consolidation.

As a result of the acquisition, all of Empire’s issued and outstanding capital stock immediately prior to the acquisition was automatically converted into the right to receive an aggregate of 2,399,163 shares of NTI’s common stock and $1,500,000 in cash. Additionally, NTI paid $500,000 to Empire’s principal stockholder to partially reimburse advances made by the stockholder to Empire. If pivotal Phase III trials for Viprinex are commenced as currently planned, NTI will issue an additional 2,375,170 shares and pay an additional $1,515,675 to the selling stockholders of Empire and will pay Empire’s principal stockholder an additional $484,325 for advances he made to Empire. Excluding the contingent consideration that will be paid if and when pivotal Phase III trials for Viprinex are commenced, the aggregate purchase price was $12,669,184, which consists of common stock valued at $9,452,702, cash of $2,000,020, including $20 for fractional shares, and acquisition-related costs of $1,216,462. The additional amounts payable upon commencement of the Phase III trials are being treated as contingent consideration. In accordance with SFAS 141, the total purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon management’s estimates of current fair values and may change as additional information becomes available. Intangible assets resulting from the acquisition will be accounted for according to SFAS 142, Goodwill and Other Intangible Assets.

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

PURCHASE PRICE ALLOCATION

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, at the date of acquisition for an aggregate purchase price of $12,669,184, including acquisition costs.

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

Depreciation and amortization expense related to the acquired tangible and intangible assets that will continue to be depreciated and amortized in the future was $39,880 and $154,861, respectively, during the quarter, and $73,114 and $283,912, respectively, during the six months ended December 31, 2004. Acquired tangible and intangible assets are depreciated and amortized using the straight-line method over the anticipated useful lives of: twelve years for the license agreement with Abbott Laboratories; four to eight years for snake venom compound and snake venom; and twelve years for certain patents. The estimated depreciation and amortization expense related to acquired tangible and intangible assets is summarized in the following table.

Amount
Six months ending June 30, 2005	$388,763
Year ending June 30, 2006	778,006
Year ending June 30, 2007	778,006
Year ending June 30, 2008	778,006
Year ending June 30, 2009	709,269
Year ending June 30, 2010	706,281

Total	$4,138,331

PRO FORMA RESULTS

The following unaudited pro forma financial information presents the combined results of operations of NTI and Empire as if the acquisition had occurred as of the beginning of the periods presented. The pro forma results for the six months ended December 31, 2004 include $281,782 of transaction fees and expenses incurred by Empire related to the acquisition during the period and were recorded in the quarter ended September 30, 2004, but exclude $4,251,335 of research and development expenses recorded during the quarter ended September 30, 2004. The unaudited pro forma financial information is based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Quarter ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Total revenues	$694,338	$299,889	$1,211,190	$309,763
Net loss	2,675,172	1,702,751	8,779,146	2,602,827

Basic and diluted net loss per share	$(0.10)	$(0.08)	$(0.34)	$(0.12)

NOTE 3 - INVESTMENTS Available-for-sale securities were as follows (in thousands).

December 31, 2004

	Amortized Cost	Market Value	Gross Unrealized (Losses)	Gross Unrealized Gains
Securities maturing within 1 year
Corporate securities	$71	$70	$(1)	—
Municipal securities	200	200	—
U.S. Government securities	6,109	6,112	—	3

	6,380	6,382	(1)	3

Securities maturing between 1 and 5 years
Securities issued by foreign governments and agencies	20	20	—	—
Mortgage and asset-backed securities	200	183	(17)	—
Corporate securities	2,995	2,980	(15)	—

	3,215	3,183	(32)	—

Securities maturing after 5 years
Securities issued by foreign governments and agencies	80	80	—	—
Corporate securities	1,693	1,694	—	1
Mortgage and asset-backed securities	3,726	3,740	—	14

	5,499	5,514	—	15

	$15,094	$15,079	(33)	18

June 30, 2004
	Amortized Cost	Market Value	Gross Unrealized (Losses)
Securities maturing within 1 year
Corporate securities	$7,772	$7,766	$(6)	—
U.S. Government securities	4,097	4,084	(13)	—

	11,869	11,850	(19)	—

Securities maturing between 1 and 5 years
Corporate securities	2,623	2,598	(25)	—
U.S. Government securities	4,302	4,273	(29)	—

	6,925	6,871	(54)	—
Total investments	$18,794	$18,721	$(73)	—

NOTE 4 - EQUITY TRANSACTIONS

During the quarter ended December 31, 2004, warrants were exercised through a “cashless” exercise in accordance with the terms of the warrants and 245,265 shares of common stock were issued to the warrant holders. Additionally, warrants were exercised during the quarter ended December 31, 2004, and 319,000 shares of common stock were issued to the warrant holders for a purchase price of $558,250; options for 33,458 common shares were exercised for proceeds of $89,014; 1,485 common shares were issued to the Company’s Employee Stock Purchase Plan for proceeds of $4,696; and 10,000 shares of the Company’s Convertible Series A Preferred stock were exchanged for 10,000 of the Company’s common stock for which no additional proceeds were received by the Company.

During the quarter ended September 30, 2004, one warrant was exercised through a “cashless” exercise in accordance with the terms of the warrant and 27,506 shares of common stock were issued to the warrant holder. Additionally, one warrant was exercised during the quarter ended September 30, 2004, and 23,880 shares of common stock were issued to the warrant holder for a purchase price of $41,790.

In July 2004, we acquired Empire Pharmaceuticals. Under the terms of the merger agreement, NTI initially issued 2,399,163 shares of common stock and paid $2,000,000 to Empire stockholders. If pivotal Phase III trials for Viprinex are commenced as currently planned, NTI will issue an additional 2,375,170 shares of common stock and pay an additional $2 million to Empire stockholders, as discussed above in Note 2.

NOTE 5 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale investments.

	Quarter ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net loss	$(2,675,172)	$(1,059,048)	$(8,427,447)	$(1,932,164)
Other comprehensive (loss)	(40,843)	(94)	(57,696)	(9,924)

Comprehensive loss	$(2,716,015)	$(1,059,142)	$(8,485,143)	$(1,942,088)

Note 5 – SUBSEQUENT EVENT

In January 2005, the Company received a royalty payment in the amount of $765,425 from Merz Pharmaceuticals GmbH (“Merz”) for sales of Memantine during the quarter ended September 30, 2004. Merz informed the Company that a reduction of $107,574 had been made from this payment to reflect the correction for an over-payment of royalties for certain sales in foreign countries during earlier quarterly periods.

The remainder of this page intentionally left blank

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

OVERVIEW

Neurobiological Technologies, Inc. is a biotechnology company engaged in the business of acquiring and developing central nervous system (CNS) related drug candidates. The Company is focused on therapies for neurological conditions that occur in connection with dementia, Alzheimer’s disease, ischemic stroke, neuropathic pain, and brain cancer.

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

XERECEPT

We are developing XERECEPTTM (corticorelin human acetate), a synthetic preparation of the natural human peptide, Corticotropin-Releasing Factor, as a treatment for brain swelling due to brain tumors (peritumoral brain edema). In April 1998, XERECEPT received orphan drug designation for this indication from the FDA. Orphan drug designation provides NTI with seven years market exclusivity and makes NTI eligible to receive Orphan Drug Grants to fund clinical research. In fiscal 2004, we completed animal toxicology studies, and the FDA undertook extensive review of the clinical trial designs for two pivotal trials for the treatment of peritumoral brain edema. In April 2004, enrollment began in one trial, which has a target enrollment of 200 patients. Enrollment in the second pivotal trial, which is expected to enroll 120 patients, has been delayed due to delays in obtaining the necessary supply of XERECEPT for the trial. This trial is currently scheduled to start during the quarter ending March 31, 2005.

VIPRINEX

In July 2004, we acquired the assets of Empire Pharmaceuticals, Inc. (“Empire”), a privately held corporation, through the merger of Empire into Empire Acquisition Corp., a wholly-owned subsidiary of NTI. Pursuant to the transaction, we acquired worldwide rights to Viprinex (ancrod), a late-stage reperfusion therapy for use in treatment of ischemic stroke. Empire acquired the exclusive worldwide rights to Viprinex in a royalty-bearing license from Abbott Laboratories in March 2002. Viprinex was being developed by Knoll AG, prior to its acquisition by Abbott in 2001. In January 2005, Viprinex received “fast-track” status from the FDA for investigation of intended use in patients suffering from ischemic stroke. The fast-track designation provides for expedited regulatory reviews for new drug candidates demonstrating the potential to address current medical needs for the treatment of serious or life-threatening conditions.

The acquisition of Empire is accounted for as a purchase of assets in accordance with accounting principles generally accepted in the United States, and, accordingly, the results of operations of Empire have been included in the accompanying condensed consolidated financial statements of operations from the date of the acquisition.

Except for fiscal 2001, we have incurred significant losses each year since our inception. As of December 31, 2004, our accumulated deficit was $50.8 million and total stockholders’ equity was $22.5 million. We expect to incur additional operating losses over at least the next year as we continue our research and development efforts.

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

Valuation of Long-Lived and Intangible Assets

Intangible assets acquired in a business combination, including acquired in-process research and development, are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The fair values of acquired intangible assets are determined by management using relevant information and assumptions, which process is assisted by an independent, professional appraiser. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate. Amortization of intangibles with defined lives is calculated using the straight-line method.

We assess the impairment of identifiable intangible and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is determined that the carrying value of intangible and long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method if the undiscounted cash flows did not exceed the carrying value of such assets. No such impairment charges have been recorded to date. At December 31, 2004, we had $7,150,056 and $893,302 of net intangible and tangible long-lived assets, respectively. An impairment of our intangible or tangible long-lived assets could result in the recording of a material, non-cash expense in our consolidated statement of operations during the period in which such a charge could occur.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. As a result, the cost of employee services received in exchange for a grant of an equity instrument will be measured at fair value on the grant-date of the award and recorded as expense over the period during which the employee is required to provide service in exchange for the award. Pro forma disclosure of such cost is no longer an alternative for disclosing the cost share-based payments to employees.

SFAS 123(R) is effective at the beginning of the first interim or annual period beginning after June 15, 2005 and may be adopted using either the Modified-Prospective Transition method or the Modified-Retrospective Transition method of application. Using the Modified-Prospective Transition method, the Company would recognize the cost of share-based payments based on their grant-date fair value from the beginning of the fiscal period in which the provisions of SFAS 123(R) are first adopted. Measurement and assignment of compensation cost for share-based payments granted prior to, but not vested as of the date of adopting SFAS 123(R), would be based upon the same estimate of grant-date fair value used previously under SFAS 123, whether the estimate was recognized in the financial statements or disclosed only in a pro forma manner. Recognizing a liability for share-based payments made prior to, but not vested as of the date of adopting SFAS 123(R), would be recognized as the cumulative effect of a change in accounting principle. Using the Modified-Retrospective Transition method of application, the Company would be allowed to restate previously reported periods by recognizing compensation expense in the amounts previously reported as pro forma disclosure under the earlier provisions of SFAS 123. New awards and vested awards would be accounted for in the same manner as the Modified-Prospective Transition method.

We are currently evaluating the impact that the adoption of SFAS 123(R) will have on our operating results.

RESULTS OF OPERATIONS

REVENUES

Quarter Ended December 31,		Increase From Period in Prior Year	Six Months Ended December 31,		Increase From Period in Prior Year
2004	2003	2004/2003	2004	2003	2004/2003
$694,000	$300,000	$394,000	$1,211,000	$310,000	$901,000

Revenues of $694,000 in the quarter ended December 31, 2004 increased by $394,000 compared to revenues of $300,000 in the same quarter of 2003. Revenues of $694,000 in the quarter ended December 31, 2004 consist of royalty fees from the sale of Memantine in the U.S. and in certain European countries. Revenues of $300,000 in the quarter ended December 30, 2003 consist of $281,000 of license fees relating to the approval for sale of Memantine and $19,000 of royalty fees from the sale of Memantine in certain European countries.

Revenues of $1,211,000 in the six months ended December 31, 2004 increased by $901,000 compared to revenues of $310,000 for the same period in 2003. Revenues of $1,211,000 in the six months ended December 31, 2004 results from the sale of Memantine in the U.S. and certain European countries. Revenues of $310,000 in the six months ended December 31, 2003 consist of $281,000 of license fees relating to the approval for sale of Memantine and $29,000 of royalty fees from the sale of Memantine in certain European countries.

Royalty revenues result from sales of Memantine by Merz and its marketing partners who do not make anticipated future sales volumes available to us; nor, given the limited history of Memantine sales, are we able to estimate future royalty revenues.

RESEARCH AND DEVELOPMENT EXPENSES

Quarter Ended December 31,		Increase From Period in Prior Year	Six Months Ended December 31,		Increase From Period in Prior Year
2004	2003	2004/2003	2004	2003	2004/2003
$2,269,000	$513,000	$1,756,000	$3,432,000	$842,000	$2,590,000

Research and development expenses of $2,269,000 in the quarter ended December 31, 2004 increased by $1,756,000 compared to expenses of $513,000 in the same quarter of 2003. The increase of $1,756,000 consisted of $1,413,000 of expenses incurred to prepare for Phase III clinical trials of Viprinex, which are anticipated to commence within the next nine months, and $343,000 of additional expenses for continuing the Phase III clinical trials for XERECEPT, which were initiated during April 2004. The $1,413,000 of research and development expenses incurred for Viprinex consist primarily of $720,000 of expenses for the manufacture of Viprinex, approximately $223,000 for consulting and travel expenses,

$155,000 for amortization of the intangible marketing license for Viprinex, $147,000 of compensation related expenses, and $62,000 of depreciation and maintenance of venom concentrate, raw venom and the related snake-farm facilities utilized in the development of Viprinex. The increase of $343,000 of research and development expenses related to clinical Phase III trials of XERECPT consisted primarily of an increase of $526,000 in expenses related to clinical activities, drug manufacturing and compensation, which were partially offset by decreases of $155,000 and $39,000 in expenses for consultants and toxicology.

Research and development expenses of $3,432,000 in the six months ended December 31, 2004, increased by $2,590,000 compared to expenses of $842,000 in the same period in 2003. The increase of $2,590,000 consisted of $1,963,000 of expenses incurred to prepare for Phase III clinical trials of Viprinex and $628,000 of additional expense for continuing Phase III trials for XERECEPT, which were initiated in April 2004. The $1,963,000 of research and development expense incurred for Viprinex consist primarily of $820,000 of expenses for the manufacture of Viprinex, $284,000 for amortization of the intangible marketing license for Viprinex, $283,000 of consulting and travel expense, $249,000 of compensation related expense, and $108,000 of depreciation and maintenance of venom concentrate, raw venom and the snake farm facilities related to the development of Viprinex.

We anticipate that the level of expenditures for research and development expenses will increase in the future as we continue the clinical Phase III trials for XERECEPT and prepare for clinical Phase III trials of Viprinex.

IN-PROCESS RESEARCH AND DEVELOPMENT

We acquired Empire in July 2004, in order to secure the worldwide rights to Viprinex, a late-stage perfusion therapy for use in ischemic stroke. The acquisition of Empire is recorded as a purchase of assets and, accordingly, the purchase price was assigned to all identified tangible and intangible assets. During the identification and valuation process, we determined that in-process research and development associated with Viprinex had a fair value of $4,251,335. This valuation was determined using risk-adjusted valuation of the cash flows anticipated with completing the research and development of Viprinex. At the date of the acquisition, the development of Viprinex had not reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the in-process research and development acquired with the acquisition of Empire was charged to expense at the date of the acquisition, in accordance with generally accepted accounting principles. If pivotal Phase III trials for Viprinex are commenced as currently planned, we will issue an additional 2,375,170 shares of our common stock and pay an additional $1,515,675 to the selling stockholders of Empire and will pay Empire’s principal stockholder the balance of $484,325 for the remainder of advances previously made by the stockholder to the Empire. We anticipate that, in the event the pivotal Phase III trials for Viprinex are commenced and the additional proceeds are paid to the selling stockholders of Empire, approximately $4,251,000 of the additional proceeds will be identified as in-process research and development, which will be recorded as expense in the period during which the additional payment is made. Otherwise, we currently do not expect to incur similar charges in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

Quarter Ended December 31,		Increase From Period in Prior Year	Six Months Ended December 31,		Increase From Period in Prior Year
2004	2003	2004/2003	2004	2003	2004/2003
$1,090,000	$855,000	$235,000	$2,022,000	$1,431,000	$591,000

General and administrative expenses of $1,090,000 in the quarter ended December 31, 2004 increased by $235,000 compared to $855,000 for the same quarter in 2003. The increase of $235,000 during 2004 resulted primarily from $80,000 of expense for the administrative operations of the New

Jersey office established for the development of Viprinex subsequent to our acquisition of Empire in July 2004, together with increases of $152,000 for professional fees related to public reporting and compliance with the Sarbanes-Oxley Act of 2002 and assisting with the financial management of the Company.

General and administrative expenses of $2,022,000 in the six months ended December 31, 2004, increased by $591,000 compared to expenses of $1,431,000 for the same period in 2003. The increase of $591,000 results primarily from $119,000 for the administrative operations of the New Jersey office established for the development of Viprinex, together with increases of $231,000 for professional fees related to public reporting and compliance with the Sarbanes-Oxley Act of 2002, and assisting with the financial management of the Company, an increase of $160,000 for compensation related expenses, resulting from an increase in performance-based bonus compensation and the recruitment of a Chief Financial Officer, and $54,000 for consulting services related to the Company’s operations.

We anticipate that general and administrative expenses will increase in the future as we take necessary action to meet the additional reporting and compliance requirements of the Sarbanes-Oxley Act of 2002 and as we expand our New Jersey facilities.

INVESTMENT INCOME.

Quarter Ended December 31,		(Decrease) From Period in Prior Year	Six Months Ended December 31,		Increase From Period in Prior Year
2004	2003	2004/2003	2004	2003	2004/2003
$(10,000)	$9,000	$(19,000)	$67,000	$31,000	$36,000

Investment loss of $(10,000) in the quarter ended December 31, 2004, represents a decline of $(19,000) compared to investment income of $9,000 in the same quarter of 2003. The loss is due to net realized losses on the sale of long-term securities, which was partially offset by interest income and accretion earned. We have evaluated our investment management strategy with our professional investment advisor and have modified our investment policy to minimize the recurrence of material losses in future periods. Investment income of $67,000 in the six months ended December 31, 2004 increased by $36,000 over the same period in 2003 resulting from the investment of funds which were available from our issuance of common stock in March 2004.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2004	June 30, 2004
Cash and cash equivalents, and investments	$15,127,000	$20,733,000
Working capital	5,445,000	13,582,000

	Six Months Ended December 31,
	2004	2003
Cash provided by (used in):
Operating activities	$(3,082,000)	$(1,830,000)
Investing activities	424,000	2,512,000
Financing activities	694,000	59,000

Since our founding in 1987, we have applied a majority of our resources to research and development programs and have generated only limited operating revenue. Except for fiscal 2001, we have incurred losses in each year since our inception and we expect to continue to incur losses in the future due to ongoing research and development efforts.

As of December 31, 2004, we had cash, cash equivalents and total investment securities available for sale of $15,127,000. The balance of cash and cash equivalents of $48,000 at December 31, 2004 declined by $1,964,000 from cash and cash equivalents of $2,102,000 as of June 30, 2003 resulting from our operating, investing and financing activities during the six-month period.

Cash Flows from Operating Activities

We used $3,082,000 for operating activities during the six months ended December 31, 2004, resulting primarily from our operating loss of $(8,427,000) but not including the non-cash expenses of $4,641,000 for the charge-off of in-process research and development, depreciation and amortization, and deferred stock compensation. Cash flows from operating activities increased resulting from an increase in accounts payable and accrued liabilities of $922,000 and a decrease in interest receivable of $37,000, which were partially offset by an increase in prepaid expenses of $254,000, of which the combined effect resulted in the cash use of $3,082,000 for operations during the six months. Accounts payable and accrued liabilities increased from an increase in operations for continued clinical trials of XERECEPT and in anticipation of clinical trials for Viprinex; the increase in prepaid and other expenses reflect prepayments and deposits made for the continued clinical trials of XERECEPT and the preparation for clinical trials of Viprinex and establishing our new office facilities in New Jersey.

Cash Flows from Investing Activities

Investing activities provided $424,000 of cash in the six months ended December 31, 2004 resulting primarily from the net proceeds from the sale and maturity of our investments which was partially offset by our purchase of Empire, purchases of investments and purchases of property and equipment.

Cash Flows from Financing Activities

Financing activities provided cash of $694,000 in the six months ended December 31, 2004, and consisted of the value of the common stock we issued for the exercise of warrants and options for our common stock during the period.

Our contractual commitments as of December 31, 2004 are summarized below by category in the following table. As we move forward with the clinical development of XERECEPT and Viprinex, we will enter into contractual commitments for additional expenditures relating to these clinical trials; commitments for material additional expenditures, when contracted, will be reflected in the following table.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$131,189	$131,189	—	—	—
Other Long-Term Liabilities *	2,000,000	2,000,000	—	—	—

Total	$2,131,189	$2,131,189	—	—	—

*	Includes contractual drug manufacturing commitment and additional contingent merger cash consideration payable to the selling stockholders of Empire Pharmaceuticals if and when Phase III clinical trials for Viprinex commence, but no earlier than July 14, 2005. We will also issue 2,375,170 additional shares to those selling stockholders if and when Phase III clinical trials for Viprinex commence, but no earlier than July 14, 2005.

Our available cash and cash equivalents of $48,000, together with investments of $15,079,000, were $15,127,000 as of December 31, 2004. As described above, we expect to incur increased costs throughout fiscal 2005 primarily for Phase III clinical trials of XERECEPT and for the preparation of Phase III clinical trials for Viprinex, along with related administrative support costs. If and when Viprinex commences Phase III clinical trials, we will pay the former Empire stockholders up to an additional $2,000,000 and issue up to an additional 2,375,170 shares of common stock. All future development costs for Memantine will be paid by Merz and its marketing partners. We believe that our available cash, cash equivalents and investment balances will be adequate to fund our operations through at least the next twelve months, although we expect that we may need to raise additional capital in the future to complete the clinical development of XERECEPT and Viprinex. Accordingly, we may seek to raise additional funds when market conditions permit. However, there can be no assurance that funding will be available or that, if available, will be on acceptable terms.

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

All of our revenues in fiscal 2003 and 2004 and in the first six months of fiscal 2005 were license fee and royalty payments from Merz related to our portion of payments received by Merz pursuant to its agreements with Forest and Lundbeck, its marketing partners. The only revenues that we expect to receive in the foreseeable future are our share of payments received by Merz from Forest and Lundbeck and royalties on Memantine sales made by Merz or its marketing partners, which depends, among other things, on the continuation of our research and marketing cooperation agreement with Merz and Children’s Medical Center. Although Merz has received approval to market Memantine for Alzheimer’s disease in Europe, we are not entitled to receive royalty payments for Memantine sales for Alzheimer’s disease in certain European countries and any commercialization efforts in these markets would not directly benefit us. If Merz is unable to successfully commercialize Memantine, or if Memantine is not commercialized for indications or in markets where we are entitled to royalty payments, our revenues would be adversely affected.

In February 2005, Merz made a royalty payment to us in the amount of $765,000 for sales of Memantine during the quarter ended September 30, 2004, for the treatment of moderate-to-severe Alzheimer’s disease. Merz informed us that the payment reflected a one-time reduction of $108,000 to correct an apparent over-payment on royalties on certain sales outside of the U.S. in earlier quarters.

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

We expect that we will need to raise additional capital to fund ongoing operations. If we are unable to raise additional capital, we may be forced to curtail operations. If we succeed in raising additional capital through a licensing or financing transaction, it may affect our stock price and future revenues.

In order to maintain sufficient cash and investments to fund future operations, we will need to raise additional capital. We expect to seek to raise additional capital over the next 12 to 24 months through various alternatives, including licensing or sales of our technologies and drug candidates and selling shares of our common stock.

•        If we raise capital through licensing or sales of one or more of our technologies or drug candidates, then we may not realize revenues from product sales for products that are successfully developed, approved by the FDA and marketed. If we license any of our technologies or drug candidates, then the development of these products or technologies may no longer be in our control. A licensee might not ever reach any of the milestones in a license agreement and we would not earn any additional payments in such an event. Further, if we sell any of our technologies or drug candidates, the sales price may not fully cover our investment in such technology or drug candidate.

•        If we raise capital by issuing additional shares of common stock at a price per share less than the then-current market price per share, the value of the shares of our common stock then outstanding may be reduced. Further, even if we were to sell shares of common stock at prices equal to or higher than the current market price, the issuance of additional shares may depress the market price of our common stock and dilute voting rights.

•        We may not be able to raise capital on terms that we find acceptable, or at all. If we are unable to raise additional capital to fund future operations, then we might have to reduce operations or defer or abandon one or more of our clinical or preclinical research programs. Any of these actions could be expected to have an adverse effect on our stock price.

We have a history of losses and we may never achieve or maintain profitability.

Except for fiscal 2001, we have experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of December 31, 2004, our accumulated deficit was approximately $50.8 million and we expect to continue to incur operating losses in the future as we continue our clinical trials for XERECEPT and commence our planned clinical trials for Viprinex. To achieve profitability, we would need to generate significant additional revenue with positive gross margins. Although we expect that our royalty revenues from the sales of Memantine will increase in future periods, these increases may not occur and, even if they do increase in line with our expectations, we do not expect that these increases will be sufficient to allow us to operate profitably at any time in the foreseeable future.

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

Although Merz and its marketing partners have the responsibility of supplying Memantine for the clinical trials and commercialization of the drug, we must procure our own supplies of XERECEPT and Viprinex for our clinical trials of these compounds. Our clinical supply of XERECEPT has been manufactured by established methods using chemical synthesis to our specifications, and we are currently making arrangements for an initial clinical supply of Viprinex to be produced to our specifications. We have recently experienced delays obtaining the necessary clinical supplies of XERECEPT, and this has delayed our clinical program and may do so in the future. Further, although we perform audits on our contractors who supply our drug candidates to assess compliance with their current Good Manufacturing Practice, or cGMP, regulations, there can be no assurance that our suppliers will meet cGMP standards or be able to synthesize and deliver our drug compounds in a timely fashion. Although alternative cGMP suppliers of the bulk drugs and of finished dosage form products are available to us, Viprinex is difficult and costly to produce and we believe that there is only a limited number of manufacturers who are capable of producing the compound.

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

In addition, success in pre-clinical or early stage clinical trials does not assure success in later-stage clinical trials. For example, although our Phase II clinical trials for Memantine for the treatment of diabetic neuropathy produced positive results, a subsequent clinical trial conducted by Forest did not replicate these results. Similarly, the results of Knoll AG’s Phase III clinical trials for Viprinex in the United States were not replicated in the subsequent European clinical trial, and this may impair our ability to obtain FDA and foreign regulatory approval to commence our planned Phase III clinical trials for Viprinex. Similar variations in later-stage clinical trial results may also occur in XERECEPT, as longer trials and larger patient populations are used. Further, since we began the first Phase III clinical trial of XERECEPT in April 2004, patient enrollment has been slow. Any further delays in patient enrollment could impede the development of XERECEPT and make it less likely that we will be able to further develop or successfully commercialize the drug.

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

Since our acquisition of Empire Pharmaceuticals in July 2004, we have expanded our management team. Stephen J. Petti joined us as Vice President, Product Development in July 2004, David E. Levy joined us as Vice President, Clinical Development in September 2004 and Jonathan R. Wolter joined us as Vice President and Chief Financial Officer in December 2004. In addition, we are also seeking to hire other executive officers in the near future. If these employees cannot work together effectively with our existing management team, our ability to manage our business will suffer.

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

We must report on the adequacy of our internal controls starting in fiscal 2005 and our auditors must attest to our report. Any delays or difficulties in doing so could result in a loss of public confidence in our internal controls and/or financial disclosure.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending June 30, 2005, to include in our annual report our assessment of the effectiveness of our internal controls over financial reporting and our audited financial statements for that fiscal year. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of June 30, 2005. Although we currently believe that we will satisfy these requirements in a timely fashion, we have not yet completed our assessment of the effectiveness of our internal controls. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could receive an adverse report, which may result in a loss of public confidence in our internal controls and/or the accuracy of our financial disclosure. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to timely meet our regulatory reporting obligations.

The market price of our common stock has been, and is likely to continue to be, highly volatile.

The average daily trading volume of our common stock has historically been low, even when compared to that of other biopharmaceutical companies. Because of our relatively low trading volume, our stock price can be highly volatile.

Additionally, in July 2004, we issued 2,399,163 shares of common stock in connection with our acquisition of Empire Pharmaceuticals and, if we commence Phase III clinical trials for Viprinex, we will be required to issue an additional 2,375,170 shares. These shares have been registered for resale and the selling stockholders of Empire will be able to begin selling their NTI common stock on the earlier of the commencement of Phase III clinical trials of Viprinex or July 14, 2005. The issuance of these additional shares and any large sales that may be made by former stockholders of Empire or otherwise could have a negative effect on the price and volatility of our stock price.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of December 31, 2004, the fair value of our investments was $15.1 million and 42% of our total portfolio will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of President and Chief Executive Officer and Vice President and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company and the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2004, the Company held its Annual Meeting of Stockholders. The following matters were voted on at the meeting, which was convened on November 18, 2004:

(1)	The following eight directors were elected:

	Votes For	Withheld
Paul E. Freiman	20,156,664	1,307,857
Abraham E. Cohen	20,196,656	1,267,865
Enoch Callaway, M.D.	20,125,375	1,339,146
Ronald E. Cape, Ph.D.	21,360,481	104,040
Theodore L. Eliot, Jr.	20,124,400	1,340,121
Abraham D. Sofaer	21,368,981	95,540
F. Van Kasper	21,369,481	95,040
John B. Stuppin	20,156,564	1,307,957

(2)	The motion to increase the number of authorized shares of common stock was approved: For 20,761,632; Against 611,064; Abstain 91,825.

(3)	The motion to approve the amendment of the Company’s 2003 Equity Incentive Plan was approved: For 9,992,865; Against 577,513; Abstain 101,791.

(4)	The selection of Ernst & Young LLP as the independent auditors of the Company for the current year was ratified: For 21,306,381; Against 86,730; Abstain 71,410.

ITEM 6. EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: February 9, 2005	/s/ PAUL E. FREIMAN
Paul E. Freiman
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ JONATHAN R. WOLTER
Jonathan R. Wolter
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)