Form 10-Q
period 2005-03-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2005-05-10
CIK 918112

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practical date. Common Stock, $.001 Par Value: 27,053,695 shares outstanding as of May 2, 2005.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	June 30, 2004
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$325,255	$2,012,452
Short-term investments	4,084,890	11,849,763
Interest receivable	81,184	103,259
Prepaid expenses and other	304,135	277,027

Total current assets	4,795,464	14,242,501
Long-term investments	8,073,959	6,871,344
Property and equipment, net	564,210	6,209
Other tangible assets, net	872,111	—
Intangible assets, net	6,995,195	—
Deferred acquisition costs	—	263,544

TOTAL ASSETS	$21,300,939	$21,383,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166,247	$258,855
Accrued professional fees	274,070	210,025
Accrued clinical trial expenses	161,981	42,550
Accrued toxicology and clinical materials expenses	1,352,441	42,284
Accrued compensation	309,249	—
Accrued other liabilities	95,157	106,835
Total current liabilities	2,359,145	660,549
Stockholders’ equity:
Convertible Series A Preferred stock, $.001 par value, 5,000,000 shares authorized, 2,332,000 issued in series, 524,000 and 534,000 outstanding at March 31, 2005 and June 30, 2004, respectively	262,000	267,000
Common stock, $.001 par value, 50,000,000 and 35,000,000 shares authorized at March 31, 2005, and June 30, 2004, respectively and 27,053,695 and 23,993,938 outstanding at March 31, 2005 and June 30, 2004, respectively	73,032,378	62,880,926
Deferred compensation	—	(27,376)
Accumulated deficit	(54,212,920)	(42,324,627)
Accumulated other comprehensive loss	(139,664)	(72,874)

Total stockholders’ equity	18,941,794	20,723,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,300,939	$21,383,598

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
REVENUES
License	$—	$2,249,980	$—	$2,531,210
Royalty	765,426	51,674	1,976,616	80,117
Total revenue	765,426	2,301,654	1,976,616	2,611,327
EXPENSES
Research and development	3,134,946	725,151	6,567,614	1,566,441
Acquired in-process research and development	—	—	4,251,335	—
General and administrative	1,200,670	889,818	3,222,472	2,320,899

Total expenses	4,335,616	1,614,969	14,041,421	3,887,340

Operating income (loss)	(3,570,190)	686,685	(12,064,805)	(1,276,013)
Investment income	109,346	21,327	176,512	51,860
Other non-cash income	—	430,680	—	430,680

NET INCOME ( LOSS)	$(3,460,844)	$1,138,692	$(11,888,293)	$(793,473)

BASIC NET INCOME (LOSS) PER SHARE	$(0.13)	$0.05	$(0.45)	$(0.04)

Shares used in basic net income (loss) per share calculation	27,053,695	20,794,541	26,351,682	19,607,037

DILUTED NET INCOME (LOSS) PER SHARE	$(0.13)	$0.05	$(0.45)	$(0.04)

Shares used in diluted net income (loss) per share calculation	27,053,695	23,608,871	26,351,682	19,607,037

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(11,888,293)	$(794,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	594,910	4,459
Acquired in-process research & development	4,251,335	—
Loss on sale of property and equipment	—	2,849
Amortization of deferred stock compensation	27,376	41,063
Derivative revaluation	—	(430,680)
Issuance of common stock, options and warrants for license rights and services	—	28,200
Changes in assets and liabilities:
Interest receivable	22,075	8,186
Prepaid expenses and other current assets	(27,108)	193,668
Accounts payable and accrued liabilities	1,698,596	28,049

Net cash used in operating activities	(5,321,109)	(917,679)
INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(2,950,690)	—
Purchase of investments	(68,460,902)	(27,317,933)
Maturity and sale of investments	74,937,256	22,954,605
Purchases of property and equipment	(585,502)	(4,953)

Net cash provided by (used in) investing activities	2,940,162	(4,368,281)
FINANCING ACTIVITIES:
Issuance of common stock, net	693,750	18,729,380

Net cash provided by financing activities	693,750	18,729,380

Increase (decrease) in cash and cash equivalents	(1,687,197)	13,443,420
Cash and cash equivalents at beginning of period	2,012,452	66,138

Cash and cash equivalents at end of period	$325,255	$13,509,558

Supplemental disclosure of non-cash investing activities:
Issuance of common stock for acquisition	$9,452,702	$—

Conversion of preferred stock to common stock	$5,000	$260,000

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

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

The notes and accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. Operating results for the three and nine-month periods ending March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2005, or any future period. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted for reporting on interim periods in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

The condensed consolidated balance sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for financial statements prepared for other than interim periods.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Net income (loss) per share is presented under the requirements of Financial Accounting Standards Board (“FAS”) No. 128, “Earnings per Share.” For the three months ended March 31, 2004, basic net income per share is based on the weighted average shares of common stock issued and outstanding, and diluted net income per share gives effect to all dilutive common equivalent shares consisting of stock options, warrants, and the assumed conversion of convertible preferred stock. Basic net loss per share is computed based on the weighted average shares of common stock issued and outstanding and excludes the effect of options, warrants, and convertible securities because they are antidilutive. Potentially dilutive securities of 1,066,455, which consist of options and convertible preferred stock, have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2005, as their effect is antidilutive. Potentially dilutive securities of 1,016,153, which consist of options and convertible preferred stock for the nine months ended March 31, 2005, and 2,350,678, which consist of options, warrants, and convertible stock for the nine months ended March 31, 2004, have been excluded from the computation of diluted net loss per share as their effect is antidilutive.

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

STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Under APB 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Net income (loss) – as reported	$(3,461)	$1,139	$(11,888)	$(793)
Add back:
Stock-based employee compensation expense included in net loss as reported	—	14	27	41
Deduct:
Stock-based employee expense determined under SFAS 123	(320)	(187)	(768)	(439)

Pro forma net income (loss)	$(3,781)	$966	$(12,659)	$(1,191)

Basic net income (loss) per share – as reported	$(0.13)	$0.05	$(0.45)	$(0.04)

Diluted net income (loss) per share – as reported	$(0.13)	$0.05	$(0.45)	$(0.04)

Basic pro forma net income (loss) per share	$(0.14)	$0.05	$(0.48)	$(0.06)

Diluted pro forma net income (loss) per share	$(0.14)	$0.04	$(0.48)	$(0.06)

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

NOTE 2 - ACQUISITION OF EMPIRE PHARMACEUTICALS, INC.

In July 2004, NTI acquired Empire Pharmaceuticals, Inc. (“Empire”), a privately held corporation, through the merger of Empire into Empire Acquisition Corp., a wholly-owned subsidiary of NTI. Pursuant to the transaction, NTI acquired worldwide rights to ViprinexTM (ancrod), a late-stage reperfusion therapy for use in treatment of ischemic stroke, a life-threatening condition caused by the blockage of blood vessels supplying blood and oxygen to portions of the brain. A reperfusion therapy is a drug that breaks up the blood clot causing the stroke and enables normal blood flow to return to the affected areas of the brain. The acquisition of Empire is accounted for as a purchase of assets in accordance with SFAS 141, Business Combinations and under SFAS 142, Goodwill and Other Intangible Assets. Accordingly, the results of operations of Empire have been included in the accompanying condensed consolidated financial statements of operations from the date of the acquisition. All intercompany balances at March 31, 2005 have been eliminated in consolidation.

As a result of the acquisition, all of Empire’s issued and outstanding capital stock immediately prior to the acquisition was automatically converted into the right to receive an aggregate of 2,399,163 shares of NTI’s common stock and $1,500,000 in cash. Additionally, NTI paid $500,000 to Empire’s principal stockholder to partially reimburse advances made by the stockholder to Empire. If pivotal Phase III trials for Viprinex are commenced as currently planned, NTI will issue an additional 2,375,170 shares and pay an additional $1,515,675 to the selling stockholders of Empire and will pay Empire’s former principal stockholder, who is currently an officer of NTI, an additional $484,325 for advances he made to Empire. Excluding the contingent consideration that will be paid if and when pivotal Phase III trials for Viprinex are commenced, the aggregate purchase price was $12,669,184, which consists of common stock valued at $9,452,702, cash of $2,000,020, including $20 for fractional shares, and acquisition-related costs of $1,216,462. The additional amounts payable upon commencement of the Phase III trials are being treated as contingent consideration. In accordance with SFAS 141, the total purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon management’s estimates of current fair values and may change as additional information becomes available. Intangible assets resulting from the acquisition will be accounted for according to SFAS 142, Goodwill and Other Intangible Assets.

IN-PROCESS RESEARCH AND DEVELOPMENT

As part of the purchase price allocation, all intangible assets were identified and valued. It was determined that certain development technology, which was in-process, had value. As a result of this identification and valuation process, the Company allocated $4,251,335 of the purchase price to acquired in-process research and development. This allocation represents the estimated fair value based upon the estimated risk-adjusted cash flows related to research and development activities associated with the preparation for Phase III clinical trials for Viprinex. At the date of the acquisition, the development of Viprinex had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the acquired in-process research and development was charged to expense as of the date of the acquisition, in accordance with accounting principles generally accepted in the United States.

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

License agreements and patents, in the table above, are included in Intangible assets in the accompanying condensed consolidated balance sheet, net of accumulated amortization. Other tangible assets in the table above, which consist of the snake farm, snake venom, snake venom compound from which Viprinex is derived, are included in Other tangible assets in the accompanying condensed consolidated balance sheet, net of accumulated depreciation.

Depreciation and amortization expense related to the acquired tangible and intangible assets was $193,983 and $549,620 during the quarter and nine months, respectively, ended March 31, 2005. Acquired tangible and intangible assets are depreciated and amortized using the straight-line method over the anticipated useful lives of: twelve years for the license agreement with Abbott laboratories; four to eight years for snake venom compound and snake venom; and, twelve years for certain patents. The estimated depreciation and amortization expense related to acquired tangible and intangible assets is summarized in the following table.

Amount
Three months ending June 30, 2005	$193,983
Year ending June 30, 2006	778,006
Year ending June 30, 2007	778,006
Year ending June 30, 2008	778,006
Year ending June 30, 2009	709,269
Year ending June 30, 2010	706,281

Total	$3,943,551

PRO FORMA RESULTS

The following unaudited pro forma financial information presents the combined results of operations of NTI and Empire as if the acquisition had occurred as of the beginning of the periods presented. The pro forma results for the nine months ended March 31, 2005 include $281,782 of transaction fees and expenses incurred by Empire related to the acquisition during the period and were recorded in the quarter ended September 30, 2004, but exclude $4,251,335 of research and development expenses recorded during the quarter ended September 30, 2004. The unaudited pro forma financial information is based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Quarter ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Total revenues	$765,426	$2,301,654	$1,976,616	$2,611,327
Net loss	(3,460,844)	948,654	(12,239,992)	(1,654,174)
Basic net income (loss) per share	(0.13)	0.04	(0.46)	(0.08)
Diluted net income (loss) per share	(0.13)	0.04	(0.46)	(0.08)

NOTE 3 - INVESTMENTS

Available-for-sale securities were as follows (in thousands).

March 31, 2005

	Amortized Cost	Market Value	Gross Unrealized (Losses)
Securities maturing within 1 year
Corporate securities	$1,587	$1,586	$(1)
Municipal securities	200	200	—
U.S. Government securities	2,298	2,298	—

	4,085	4,084	(1)

Securities maturing between 1 and 5 years
Securities issued by foreign governments and agencies	20	20	—
Municipal securities	159	158	(1)
Corporate securities	2,990	2,925	(65)
U.S. Government securities	49	49	—

	3,218	3,152	(66)

Securities maturing after 5 years
Securities issued by foreign governments and agencies	58	57	(1)
Corporate securities	1,399	1,369	(30)
Mortgage and asset-backed securities	3,454	3,413	(41)
U.S. Government securities	85	84	(1)

	4,996	4,923	(73)

Total investments	$12,299	$12,159	$(140)

June 30, 2004

	Amortized Cost	Market Value	Gross Unrealized (Losses)
Securities maturing within 1 year
Corporate securities	$7,772	$7,766	$(6)
U.S. Government securities	4,097	4,084	(13)

	11,869	11,850	(19)

Securities maturing between 1 and 5 years
Corporate securities	2,623	2,598	(25)
U.S. Government securities	4,302	4,273	(29)

	6,925	6,871	(54)

Total investments	$18,794	$18,721	$(73)

NOTE 4 - EQUITY TRANSACTIONS

During the quarter ended December 31, 2004, nine warrants were exercised through a “cashless” exercise in accordance with the terms of the warrants and 245,265 shares of common stock were issued to the warrant holders. Additionally, ten warrants were exercised during the quarter ended December 31, 2004, and 319,000 shares of common stock were issued to the warrant holders for a purchase price of $651,960, and 10,000 shares of the Company’s Convertible Series A Preferred stock were exchanged for 10,000 shares of the common stock, for which no additional proceeds were received by the Company.

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

In July 2004, we acquired Empire Pharmaceuticals. Under the terms of the merger agreement, NTI initially issued 2,399,163 shares of common stock and paid $2 million to Empire stockholders. If pivotal Phase III trials for Viprinex are commenced as currently planned, NTI will issue an additional 2,375,170 shares of common stock and pay an additional $2 million to Empire stockholders, as discussed above in Note 2.

NOTE 5 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale investments.

	Quarter ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Net loss	$(3,460,844)	$1,138,692	$(11,888,293)	$(793,473)
Other comprehensive income (loss)	(124,486)	799	(66,790)	(9,125)

Comprehensive loss	$(3,585,330)	$1,139,491	$(11,955,083)	$(802,598)

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. As a result, the cost of employee services received in exchange for a grant of an equity instrument will be measured at fair value on the grant-date of the award and recorded as expense over the period during which the employee is required to provide service in exchange for the award. Pro forma disclosure of such cost is no longer an alternative for disclosing the cost share-based payments to employees. According to the requirements of SFAS 123(R) and a rule issued by the Securities and Exchange Commission in April 2005, SFAS 123(R) is effective for the Company at the beginning of our 2006 fiscal year, which commences on July 1, 2005.

SFAS 123(R) may be adopted using either the Modified-Prospective Transition method or the Modified-Retrospective Transition method of application Using the Modified-Prospective Transition method, the Company would recognize the cost of share-based payments based on their grant-date fair value from the beginning of the fiscal period in which the provisions of SFAS 123(R) are first adopted. Measurement and assignment of compensation cost for share-based payments granted prior to, but not vested as of the date of adopting SFAS 123(R) would be based upon the same estimate of grant-date fair value used previously under SFAS 123, whether the estimate was recognized in the financial statements or disclosed only in a pro forma manner. Recognizing a liability for share-based payments made prior to, but not vested as of the date of adopting SFAS 123(R) will be recognized as the cumulative effect of a change in accounting principle. Using the Modified-Retrospective Transition method of application, the Company would be allowed to restate previously reported periods by recognizing compensation expense in the amounts previously reported as pro forma disclosure under the earlier provisions of SFAS 123. New awards and vested awards would be accounted for in the same manner as the Modified-Prospective Transition method.

We are currently evaluating the requirements of SFAS 123(R) and expect the adoption will have a material effect on our consolidated financial position and results of operations. We have not yet determined the method of adoption, and we have not determined whether the adoption will result in amounts that are similar to our current pro forma disclosures under SFAS 123.

NOTE 7 – SUBSEQUENT EVENT

In April 2005, the Company received a royalty payment in the amount of $1,122,895 from Merz Pharmaceuticals GmbH for sales of Memantine during the quarter ended December 31, 2004.

On April 22, 2005, the Company entered into an office lease agreement for its California operations pursuant to which the Company will lease approximately 9,650 square feet of office space at an escalating annual lease rate of between approximately $18,000 and $21,000. The lease will commence July 31, 2005 and will terminate September 30, 2010. The Company’s current office lease in California terminates in July 2005.

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

Our strategy is to in-license and develop later stage drug candidates that target major medical needs and that can be rapidly commercialized. Our experienced management team oversees the human clinical trials necessary to establish evidence of efficacy and then seeks partnerships with pharmaceutical and biotechnology companies for marketing of our product candidates. Currently, we receive revenues on the sales of one approved product and have two product candidates in clinical development. The approved product, Memantine, is an orally dosed compound that is approved for the treatment of moderate to severe Alzheimer’s disease and is marketed in the United States and Europe by our marketing partners. Memantine is also being developed by our partners for the treatment of neuropathic pain. Our current product candidates are XERECEPT®, a compound we are developing for the treatment of peritumoral brain edema, or swelling around brain tumors, and Viprinex®, a compound we are developing for the treatment of acute ischemic stroke.

MEMANTINE

In April 1998, we entered into a strategic research and marketing cooperation agreement with Merz Pharmaceuticals GmbH (“Merz”), and Children’s Medical Center Corporation (“CMCC”) to further the clinical development and commercialization of Memantine. Pursuant to this agreement, we share in revenues from worldwide sales of Memantine for Alzheimer’s disease and all indications covered by the CMCC patents, including AIDS-related dementia and diabetic neuropathy. However, we do not receive royalties on Merz’s sales of Memantine for dementia syndrome or for Alzheimer’s disease in certain countries where Merz had pre-existing marketing or other commercial arrangements, including Japan, Korea and China; Germany, Italy, Spain and several other smaller European markets; and much of Latin America, but excluding Brazil. We have no significant ongoing obligations under the agreement and rely on Merz and its marketing partners for the commercialization of Memantine for Alzheimer’s disease and for the clinical development of Memantine for neuropathic pain.

In June 2000, Merz entered into an agreement with Forest Laboratories, Inc., or Forest, for the development and marketing of Memantine in the United States for the treatment of Alzheimer’s disease, neuropathic pain and AIDS-related dementia. In August 2000, Merz entered into a strategic license and cooperation agreement with H. Lundbeck A/S of Copenhagen, Denmark (“Lundbeck”) for the further development and marketing of Memantine for the treatment of Alzheimer’s disease, neuropathic pain and AIDS-related dementia. Lundbeck acquired exclusive rights to Memantine in certain European markets, Canada, Australia and South Africa, as well as semi-exclusive rights to co-market Memantine with Merz in other markets worldwide, excluding the United States and Japan, where Merz has granted development rights to Forest and Daiichi Suntory Pharma Co., Ltd. “(Suntory”), respectively. While we are not a party to any of these agreements, we are entitled to receive a share of the license fees and royalties Merz receives from Forest, Lundbeck and Suntory pursuant to our strategic research and marketing cooperation agreement with Merz and CMCC.

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

XERECEPT

We are developing XERECEPTTM (corticorelin human acetate), a synthetic preparation of the natural human peptide, Corticotropin-Releasing Factor, as a treatment for brain swelling due to brain tumors (peritumoral brain edema). In April 1998, XERECEPT received orphan drug designation for this indication from the FDA. Orphan drug designation provides the first product approved for a given indication with seven years market exclusivity and makes the recipient eligible to receive Orphan Drug Grants to fund clinical research. If a competing product obtains FDA approval for this indication before XERECEPT is approved, then that product would receive seven years of market exclusivity for peritumoral brain edema.

In fiscal 2004, we completed animal toxicology studies, and the FDA undertook extensive review of the clinical trial designs for two pivotal trials for the treatment of peritumoral brain edema. In April 2004, enrollment began in one trial, which has a target enrollment of 200 patients. Enrollment in the second pivotal trial, which is expected to enroll 120 patients, has been delayed due to delays in obtaining the necessary supply of XERECEPT for the trial. We believe that we have remedied this supply issue and this trial is currently expected to start no later than June 30, 2005. For additional information relating to the manufacturing of XERECEPT and our supply arrangements, see “Risk Factors—Because we do not have our own manufacturing facilities, we face risks from outsourcing.”

VIPRINEX

In July 2004, we acquired Empire Pharmaceuticals, Inc. (“Empire”), a privately held corporation, through the merger of Empire into Empire Acquisition corp., a wholly-owned subsidiary of NTI. Pursuant to the transaction, we acquired worldwide rights to Viprinex (ancrod), a late-stage reperfusion therapy for use in treatment of ischemic stroke, a life-threatening condition caused by the blockage of blood vessels supplying blood and oxygen to portions of the brain. A reperfusion therapy is a drug that breaks up the blood clot causing the stroke and enables normal blood flow to return to the affected areas of the brain. Empire acquired the exclusive worldwide rights to Viprinex in a royalty-bearing license from Abbott Laboratories in March 2002. Viprinex was being developed by Knoll AG, prior to its acquisition by Abbott in 2001. The acquisition of Empire is accounted for as a purchase of assets in accordance with accounting principles generally accepted in the United States.

We expect to incur additional operating losses through at least fiscal 2007 as we continue our drug development efforts. Our development expenses have increased with the commencement of our clinical trials for XERECEPT and Viprinex. The first of two clinical trials for XERECEPT commenced in April 2004 and we anticipate that the expense associated with this and the second trial, which we expect to commence before June 2005, will continue through December 2006. We anticipate commencing a clinical trial for Viprinex in the late summer or fall of 2005, which we expect to continue through December 2006. Our general and administrative expenses have increased as a result of our acquisition of Empire which has resulted in our opening an additional office facility in New Jersey in order to support the management of development activities for Viprinex. Our general and administrative expenses have also increased as we have added management and operating staff to assist with the integration of Empire and, with independent consultants, to assist with documenting and assessment of our internal controls. Except for fiscal 2001, we have incurred significant losses each year since our inception.

We anticipate that our development and operational expenses will exceed revenues through at least December 2006, and that we will need to raise additional capital in order to fund our development and operational activities or seek additional partnerships or collaborative agreements with pharmaceutical companies under which they will share the cost of our development and operational activities. As of March 31, 2005, our accumulated deficit was $54.2 million and total stockholders’ equity was $18.9 million.

CRITICAL ACCOUNTING POLICIES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, if any, at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our accounting policies related to revenue recognition, research and development expenses, and valuation of long-lived and intangible assets to be critical.

Revenue recognition

Revenues are recorded according to the terms of formal agreements to which we are a party, when our performance requirements have been fulfilled, the fee is determinable and when collection of the fee is probable or reasonably assured. Revenue related to license fees with non-cancelable, non-refundable terms and no future performance obligations are recognized when collection is assured. Revenues associated with milestone payments, pursuant to the non-cancelable and non-refundable terms of agreements to which we are a party, are recognized when we have fulfilled development milestones and when collection of the fee is assured. Revenues resulting from royalty fees earned from the sale of the product are based upon the sales reported by our licensees and determined in accordance with the specific terms of the license agreements. We record royalty revenue when it is received because we are unable to estimate and accrue royalty revenue due to the limited sales history of the product. We have made no material adjustments to date for revenue recorded from royalty fees. During the quarter ended March 31, 2005, Merz adjusted revenues previously paid to us by approximately $108,000 as a result of the overpayment of royalty fees in previous quarters for sales in certain European countries which are not covered by our agreement with Merz.

Research and development expenses

Our research and development expenses include certain expenses that are incurred over multiple reporting periods, such as fees for contractors and consultants, patient treatment costs related to clinical trials and related clinical manufacturing costs, and license fees for use of third-party intellectual property rights. Management assesses how much of these multi-period costs should be charged to research and development expense in each reporting period by assessing the level and related costs of the services provided during each reporting period. In determining whether clinical trial activities performed by third parties should be recognized in a specific reporting period, management considers:

•	estimates of the percentage of work completed through the applicable reporting period in accordance with agreements established with the third-party service providers; and

•	estimates of the percentage of work completed through the applicable reporting period in accordance with discussions with internal clinical and preclinical personnel and independent service providers as to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services.

The assessment of the percentage of work completed that determines the amount of research and development expense that should be recognized in a given period requires significant judgment, and could have a material impact on our balance sheet and results of operations. Management applies judgment and bases its estimates with the benefit of historical experience with the development of similar drugs and with third party contracts structured with similar performance and payment terms. While our historic estimates have been materially accurate, we recognize that estimates of expense incurred during current and future periods are determined greatly by patient enrollment levels and related activities, which may vary from historic patterns . We monitor service providers’ activities to the extent possible in order to assess current enrollment levels and related activities; however, if we under- or overestimate activity levels associated with various studies at a given point in time, we could materially under- or overestimate research and development expenses in future periods.

Valuation of Long-Lived and Intangible Assets

Intangible assets acquired, including acquired in-process research and development, are recorded at their estimated fair values at the date of acquisition. The fair values of acquired intangible assets are determined by management using relevant information and assumptions, which process is assisted by an independent, professional appraiser. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate. Amortization of intangibles with defined lives is calculated using the straight-line method over the period that we estimate to be the economic useful life of the related asset.

We assess the impairment of intangible and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is determined that the carrying value of intangible and long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method if the undiscounted cash flows did not exceed the carrying value of such assets. No such impairment charges have been recorded to date. At March 31, 2005, we had $6,995,000 and $872,000 of net intangible and tangible long-lived assets, respectively. An impairment of our intangible or tangible long-lived assets could result in the recording of a material, non-cash expense in our consolidated statement of operations during the period in which such a charge could occur.

RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. As a result, the cost of employee services received in exchange for a grant of an equity instrument will be measured at fair value on the grant-date of the award and recorded as expense over the period during which the employee is required to provide service in exchange for the award. Pro forma disclosure of such cost is no longer an alternative for disclosing the cost share-based payments to employees. According to the requirements of SFAS 123(R) and a rule issued by the Securities and Exchange Commission in April 2005, SFAS 123(R) is effective for the Company at the beginning of our 2006 fiscal year, which commences on July 1, 2005.

SFAS 123 (R) may be adopted using either the Modified-Prospective Transition method or the Modified-Retrospective Transition method of application Using the Modified-Prospective Transition method, the Company would recognize the cost of share-based payments based on their grant-date fair value from the beginning of the fiscal period in which the provisions of SFAS 123(R) are first adopted. Measurement and assignment of compensation cost for share-based payments granted prior to, but not vested as of the date of adopting SFAS 123(R) would be based upon the same estimate of grant-date fair value used previously under SFAS 123, whether the estimate was recognized in the financial statements or disclosed only in a pro forma manner. Recognizing a liability for share-based payments made prior to, but not vested as of the date of adopting SFAS 123(R) will be recognized as the cumulative effect of a change in accounting principle. Using the Modified-Retrospective Transition method of application, the Company would be allowed to restate previously reported periods by recognizing compensation expense in the amounts previously reported as pro forma disclosure under the earlier provisions of SFAS 123. New awards and vested awards would be accounted for in the same manner as the Modified-Prospective Transition method.

We are currently evaluating the requirements of SFAS 123(R) and expect the adoption will have a material effect on our consolidated financial position and results of operations. We have not yet determined the method of adoption, and we have not determined whether the adoption will result in amounts that are similar to our current pro forma disclosures under SFAS 123.

RESULTS OF OPERATIONS

REVENUES

Quarter Ended March 31,		Decrease From Period in Prior Year 2005/2004	Nine Months Ended March 31,		Decrease From Period in Prior Year 2005/2004
2005	2004		2005	2004
$765,000	$2,302,000	$(1,537,000)	$1,977,000	$2,611,000	$(634,000)

Revenues of $765,000 in the quarter ended March 31, 2005 decreased by $1,537,000 compared to revenues of $2,302,000 in the same quarter of 2004. Revenues of $765,000 in the quarter ended March 31, 2005 consist of royalty fees from the sale of Memantine in the U.S. and in certain European countries. Revenues of $2,302,000 in the quarter ended March 31, 2004 consist of $2,250,000 resulting from a license payment and $52,000 of royalty fees. The license revenue of $2,250,000 was received in the quarter ended March 31, 2004 under our license agreement with Merz for the approval for sale of Memantine in the United States. Royalty fees of $52,000 we received from sales of Memantine in certain European countries.

Revenues of $1,977,000 in the nine months ended March 31, 2005 decreased by $634,000 compared to revenues of $2,611,000 for the same period in 2004. Revenues of $1,977,000 in the nine months ended March 31, 2005 results from royalties earned on the sale of Memantine in the U.S. and certain European countries. Revenues of $2,611,000 in the nine months ended March 31, 2004 consist of $2,531,000 of license payments resulting from the submission and approval of the new drug application for the sale of Memantine in the U. S. and $80,000 of royalty fees from the sale of Memantine in certain European countries.

Royalty revenues result from sales of Memantine by our marketing partners who do not make anticipated future sales volumes available to us, nor, given the limited history of Memantine sales, are we able to estimate future royalty revenues.

RESEARCH AND DEVELOPMENT EXPENSES

Quarter Ended March 31,		Increase From Period in Prior Year 2005/2004	Nine Months Ended March 31,		Increase From Period in Prior Year 2005/2004
2005	2004		2005	2004
$3,135,000	$725,000	$2,410,000	$6,568,000	$1,566,000	$5,002,000

Research and development expenses of $3,135,000 in the quarter ended March 31, 2005 increased by $2,410,000 compared to expenses of $725,000 in the same quarter of 2004. The increase of $2,410,000 consisted of $2,072,000 of expenses incurred to prepare for Phase III clinical trials of Viprinex, which are anticipated to commence in the late-summer or fall of 2005, and $338,000 of additional expenses for continuing the Phase III clinical trials for XERECEPT, which were initiated during April 2004. The $2,072,000 of research and development expenses incurred for Viprinex consist primarily of $1,145,000 of expenses for the manufacture of Viprinex clinical materials, approximately $196,000 for consulting and travel expenses, $155,000 for amortization of the intangible marketing license for Viprinex, $287,000 of compensation related expenses, and $40,000 of depreciation and maintenance of venom concentrate, raw venom and the related snake-farm facilities utilized in the development of Viprinex. The increase of $338,000 of research and development expenses related to clinical Phase III trials of XERECPT consisted primarily of increases of $320,000, $83,000 and $15,000 in expenses related to clinical consultants, compensation for an increased level of staff, and legal fees related to evaluating clinical site contracts, respectively, which were partially offset by a decrease of $72,000 in expenses for development consultant fees.

Research and development expenses of $6,568,000 in nine months ended March 31, 2005, increased by $5,002,000 compared to expenses of $1,566,000 in the same period in 2004. The increase of $5,002,000 consisted of $4,035,000 of expenses incurred to prepare for Phase III clinical trials of Viprinex and $970,000 of additional expense for continuing Phase III trials for XERECEPT, which were initiated in April 2004. The $4,035,000 of research and development expense incurred for Viprinex consisted primarily of $1,965,000 of expenses for the manufacture of Viprinex clinical materials, $439,000 for amortization of the intangible marketing license for Viprinex, $479,000 of consulting and travel expense, $536,000 of compensation related expense, and $148,000 of depreciation and maintenance of venom concentrate, raw venom and the snake farm related to the development of Viprinex. The increase of $970,000 of research and development expenses related to clinical Phase III trials of XERECPT consisted primarily of increases of $967,000, $138,000 and $126,000 in expenses related to clinical materials manufacturing, compensation for an increased level of staff, and clinical consultants, respectively, which were partially offset by a decrease of $288,000 in fees for development consultants.

We anticipate that the level of expenditures for research and development expenses will increase in the future as we continue the clinical Phase III trials for XERECPT and prepare for clinical Phase III trials of Viprinex.

IN-PROCESS RESEARCH AND DEVELOPMENT

We acquired Empire in July 2004, in order to secure the worldwide rights to Viprinex, a late-stage perfusion therapy for use in ischemic stroke. The acquisition of Empire is recorded as a purchase of assets and, accordingly, the purchase price was assigned to all identified tangible and intangible assets. During the identification and valuation process, we determined that in-process research and development associated with Viprinex had a fair value of $4,251,335. This valuation was determined using risk-adjusted valuation of the cash flows anticipated with completing the research and development of Viprinex. At the date of the acquisition, the development of Viprinex had not reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the in-process research and development acquired with the acquisition of Empire was charged to expense at the date of the acquisition, in accordance with generally accepted accounting principles. If pivotal Phase III trials for Viprinex are commenced as currently planned, we will issue an additional 2,375,170 shares of our common stock and pay an additional $1,515,675 to the selling stockholders of Empire and will pay Empire’s former principal stockholder, who is currently an officer of NTI, $484,325 for the remainder of advances that he previously made to Empire. We anticipate that, in the event the pivotal Phase III trials for Viprinex are commenced and the additional proceeds are paid to the selling stockholders of Empire, approximately $4,251,000 of the contingent consideration will be identified as in-process research and development based on its pro-rata allocation of the total consideration for the acquisition, and will be recorded as expense in the period during which the contingent payment is made. Otherwise, we currently do not expect to incur similar charges in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

Quarter Ended March 31,		Increase From Period in Prior Year 2005/2004	Nine Months Ended March 31,		Increase From Period in Prior Year 2005/2004
2005	2004		2005	2004
$1,201,000	$890,000	$311,000	$3,222,000	$2,321,000	$901,000

General and administrative expenses of $1,201,000 in the quarter ended March 31, 2005 increased by $311,000 compared to $890,000 for the same quarter in 2004. The increase of $311,000 during 2005 resulted primarily from $183,000 of expense for the administrative operations of our New Jersey office established in September 2004 for the development of Viprinex subsequent to our acquisition of Empire in July 2004, together with an increase of $120,000 for compensation and professional fees related to public reporting and compliance with the Sarbanes-Oxley Act of 2002 and assisting with the financial management of the Company.

General and administrative expenses of $3,222,000 in the nine months ended March 31, 2005, increased by $901,000 compared to expenses of $2,321,000 for the same period in 2004. The increase of $901,000 results primarily from $302,000 for the administrative operations of our New Jersey office established in September, 2004, together with increases of $331,000 for professional fees related to public reporting and compliance with the Sarbanes-Oxley Act of 2002, and assisting with the financial management of the Company, an increase of $122,000 for compensation related expenses, and $75,000 for consulting services related to the Company’s operations.

We anticipate that general and administrative expenses will increase in the future as we strive to meet the additional reporting and compliance requirements of the Sarbanes-Oxley Act of 2002 and as we expand our New Jersey facilities.

INVESTMENT INCOME.

Quarter Ended March 31,		Increase From Period in Prior Year 2005/2004	Nine Months Ended March 31,		Increase From Period in Prior Year 2005/2004
2005	2004		2005	204
$109,000	$21,000	$88,000	$177,000	$52,000	$125,000

Investment income of $109,000 in the quarter ended March 31, 2005, increased by $88,000 compared to investment income of $21,000 in the same quarter of 2004. The increase in investment income resulted from a greater average balance of invested funds throughout the quarter ended March 2005 compared to the same quarter in 2004. The increase in the average balance of invested funds resulted from our issuance of common stock in March 2004. Investment income of $177,000 in the nine months ended March 31, 2005 increased by $125,000 over the same period in 2004 resulting from the investment of funds which were available from net cash proceeds of $18,760,000 from our issuance of common stock in March 2004, partially offset by net realized losses on the sale of long-term securities during the period. We have evaluated our investment management strategy with our professional investment advisor and have modified our investment policy to minimize the recurrence of material losses in future periods.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2005	June 30, 2004
Cash and cash equivalents, and investments	$12,484,000	$20,733,000
Working capital	2,436,000	13,582,000

	Nine Months Ended March 31,
	2005	2004
Cash provided by (used in):
Operating activities	$(5,321,000)	$(918,000)
Investing activities	2,940,000	(4,368,000)
Financing activities	694,000	18,729,000

Since our founding in 1987, we have applied a majority of our resources to research and development programs and have generated only limited operating revenue. Except for fiscal 2001, we have incurred losses in each year since our inception and we expect to continue to incur losses in the future due to ongoing research and development efforts.

As of March 31, 2005, we had cash, cash equivalents and total investment securities available for sale of $12,484,000. The balance of cash and cash equivalents of $325,000 at March 31, 2005 declined by $1,687,000 from cash and cash equivalents of $2,102,000 as of June 30, 2004 resulting from our operating, investing and financing activities during the nine-month period ended March 31, 2005.

Cash Flows from Operating Activities

We used cash of $5,321,000 for operating activities during the nine months ended March 31, 2005, resulting primarily from our operating loss of $(11,888,293,000), which includes the non-cash expenses of $4,874,000 for the write-off of acquired in-process research and development, depreciation and amortization, and deferred stock compensation. Cash flows from operating activities increased resulting from an increase in accounts payable and accrued liabilities of $1,699,000 and a decrease in interest receivable of $22,000, which were partially offset by an increase in prepaid expenses of $27,000. Accounts payable and accrued liabilities increased from an increase in operations for continued clinical trials of XERECEPT and in anticipation of clinical trials for Viprinex. The increase in prepaid and other expenses of $27,000 reflect prepayments and deposits made for the continued clinical trials of XERECEPT and the preparation for clinical trials of Viprinex and establishing our new office facilities in New Jersey.

Cash Flows from Investing Activities

Investing activities provided $2,940,000 of cash in the nine months ended March 31, 2005 resulting primarily from the net proceeds from the sale and maturity of our investments, which was partially offset by our purchase of Empire, purchases of investments and purchases of property and equipment primarily for our new office facilities in New Jersey.

Cash Flows from Financing Activities

Financing activities provided cash of $694,000 in the nine months ended March 31, 2005, and consisted of the value of the common stock we issued for the exercise of warrants and options for our common stock during the period.

Contractual commitments

Our contractual commitments as of March 31, 2005 are summarized below by category in the following table. As we move forward with the clinical development of XERECEPT and Viprinex, the Company will enter into contractual commitments for additional expenditures relating to these clinical trials; commitments for material additional expenditures are reflected in the following table.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$1,436,000	$196,000	$657,000	$498,000	$85,000
Other Long-Term Liabilities *	4,498,000	4,119,000	379,000	—	—

Total	$5,934,000	$4,315,000	$1,036,000	$498,000	$85,000

*	Includes contractual clinical and clinical materials manufacturing commitment and additional contingent merger cash consideration payable to the selling stockholders of Empire Pharmaceuticals if and when Phase III clinical trials for Viprinex commence, but no earlier than July 14, 2005. We will also issue 2,375,170 additional shares to those selling stockholders if and when Phase III clinical trials for Viprinex commence, but no earlier than July 14, 2005. We have accrued $1,043,000 of other long-term liabilities as of March 31, 2005.

Our available cash and cash equivalents of $325,000, together with investments of $12,159,000, were $12,484,000 as of March 31, 2005. As described above, we expect to incur increased costs throughout fiscal 2005 and 2006 primarily for Phase III clinical trials of XERECEPT and for the preparation of Phase III clinical trials for Viprinex, along with related administrative support costs. If and when Viprinex commences Phase III clinical trials, we will pay the former Empire stockholders up to an additional $2,000,000 in cash and issue up to an additional 2,375,170 shares of common stock. All future development costs for Memantine will be paid by Merz and its marketing partners. We believe that our available cash, cash equivalents and investment balances will be adequate to fund our operations through December 2005, and we expect to raise additional capital in the future to complete the clinical development of XERECEPT and Viprinex. Accordingly, we will seek to raise additional funds in the capital markets and have recently filed a registration statement with the SEC for the offering and sale of up to $25 million of common stock from time to time in one or more offerings. However, there can be no assurance that funding will be available or that, if available, will be on acceptable terms.

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

Our product candidates are based on new and relatively unproven technologies. Viprinex has previously failed in the Phase III clinical trial conducted by Knoll AG in Europe, where patients receiving Viprinex in the trial suffered from intercranial hemorrhaging and higher mortality rates than those patients receiving the placebo treatment. A recent Phase III clinical trial for Memantine for neuropathic pain failed to meet the primary endpoint. As evidenced by these trials, our product candidates face numerous risks of failure, including the possibility that these drug candidates may be found to be unsafe, ineffective or toxic, or fail to receive necessary regulatory clearances.

•	be found to be unsafe, ineffective or toxic; or

•	fail to receive necessary regulatory clearances.

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

All of our revenues in fiscal 2003 and 2004 and in the first nine months of fiscal 2005 were license fee and royalty payments from Merz related to our portion of payments received by Merz pursuant to its agreements with Forest and Lundbeck, its marketing partners. The only revenues that we expect to receive in the foreseeable future are our share of payments received by Merz from Forest and Lundbeck and royalties on Memantine sales made by Merz or its marketing partners, which depends, among other things, on the continuation of our research and marketing cooperation agreement with Merz and Children’s Medical Center. Although Merz has received approval to market Memantine for Alzheimer’s disease in Europe, we are not entitled to receive royalty payments for Memantine sales for Alzheimer’s disease in certain European countries and any commercialization efforts in these markets would not directly benefit us. If Merz is unable to successfully commercialize Memantine, or if Memantine is not commercialized for indications or in markets where we are entitled to royalty payments, our revenues would be adversely affected.

Merz or Children’s Medical Center can terminate our research and marketing cooperation agreement upon six months’ notice in the event that Merz does not meet certain conditions relating to the clinical development of Memantine. We believe these conditions are currently being met. However, the termination of our agreement with Merz or any failure by Merz or its partners to successfully commercialize Memantine, could reduce or terminate our future royalties under the research and marketing cooperation agreement and would have a material adverse effect on our business, financial conditions and results of operations.

We expect that we will need to raise additional capital to fund ongoing operations. If we are unable to raise additional capital, we may be forced to curtail operations. If we succeed in raising additional capital through a licensing or financing transaction, it may affect our stock price and future revenues.

In order to maintain sufficient cash and investments to fund future operations, we will need to raise additional capital. We are seeking to raise up to $25 million over the next 12 to 24 months through various alternatives, including licensing or sales of our technologies and drug candidates and selling shares of our common stock.

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

Except for fiscal 2001, we have experienced operating losses every year since inception in funding the research, development and clinical testing of our drug candidates. As of March 31, 2005, our accumulated deficit was approximately $54.2 million and we expect to continue to incur operating losses in the future as we continue our clinical trials for XERECEPT and commence our planned clinical trials for Viprinex. To achieve profitability, we would need to generate significant additional revenue with positive gross margins. Although we expect that our royalty revenues from the sales of Memantine will increase in future periods, these increases may not occur and, even if they do increase in line with our expectations, we do not expect that these increases will be sufficient to allow us to operate profitably at any time in the foreseeable future.

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

Indication / Principal known competing products and competitors

Alzheimer’s disease (Memantine)

•	ARICEPT® (donepezil HCI)—Eisai Inc. and Pfizer Inc.

•	Exelon® (rivastigmine tartrate)—Novartis

•	Reminyl® (galantamine HBr)—Janssen Pharmaceutica

Neuropathic pain (Memantine)

•	Neurontin® (gabapentin)—Parke-Davis

Peritumoral brain edema (XERECEPT)

•	Decadron® (dexamenthasone)—Merck & Co. Inc.

Acute ischemic stroke (Viprinex)

•	Activase® (alteplase, recombinat)—Genentech, Inc.

Our competitors are generally larger biotechnology or pharmaceutical companies with significantly greater financial resources and experience and have more internal development, sales and marketing personnel. Accordingly, we may not be able to develop products that will be as efficacious or as cost-effective as currently-marketed products or those products being developed by our competitors. In addition, because our license to certain XERECEPT patent rights is non-exclusive, others may develop competing products using the same compound. Consequently, others may develop, manufacture and market products that could compete with those that we are developing.

It is difficult to integrate acquired companies, products, technologies and personnel into our operations and our inability to do so could greatly lessen the value of any such acquisitions.

In July 2004, we acquired Empire Pharmaceuticals in a merger transaction and we may make additional strategic acquisitions of companies, products or technologies in the future in order to complement our product pipeline or to implement our business strategy. In connection with the Empire acquisition, we added two new members to our senior management team and we established offices and added personnel in New Jersey. The management of two facilities has required us to implement new controls and the distance between the facilities has required frequent travel for our management team. If we are unable to successfully integrate acquired businesses, products, technologies or personnel with our existing operations, we may not receive the intended benefits of such acquisitions.

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

We have recently experienced delays obtaining the necessary clinical supplies of XERECEPT due to manufacturing difficulties. XERECEPT is manufactured in three phases, consisting of: producing the drug substance, manufacturing the substance into the drug product, and packaging and distributing the drug. The process to manufacture the drug is a specialized one, and we are currently in the process of establishing a second supplier in addition to our current sole supplier. The processes for producing, packaging and distributing the product are less specialized and several alternative suppliers are available for these services. The delays occurred in the packaging of XERECEPT and were caused primarily by scheduling problems with the delivery of product to the packaging supplier. We have now established a more precise schedule under which we will deliver product for packaging to this supplier. Despite these improvements, we may experience further delays in obtaining clinical supplies of XERECEPT, which would further delay these trials.

Further, although we perform audits on our contractors who supply our drug candidates to assess compliance with their current Good Manufacturing Practice, or cGMP, regulations, there can be no assurance that our suppliers will meet cGMP standards or be able to synthesize and deliver our drug compounds in a timely fashion. Although alternative cGMP suppliers of the bulk drugs and of finished dosage form products are available to us, Viprinex is difficult and costly to produce and we believe that there are only a limited number of manufacturers who are capable of producing the compound. The loss of our current supply arrangement could significantly delay our planned clinical trials for Viprinex and could impact the commercialization of the drug, if it is approved by the FDA.

As a result of our reliance on manufacturers, we face the following outsourcing risks:

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

We have periodically entered into various contractual arrangements (which are generally non-exclusive) with consultants, academic collaborators, licensors, licensees and others, and we are dependent upon the level of commitment and subsequent success of these outside parties in performing their responsibilities. Certain of these agreements may place significant responsibility on the collaborator, licensor or contractor for human clinical trials and for preparing and submitting submissions for regulatory approval for potential products. In the quarter ending June 30, 2005, we expect to enter into one such collaboration agreement with a clinical research organization for the design and management of our planned Phase III clinical trials for Viprinex. We expect to rely substantially on this clinical research organization for these clinical trials and if this organization or any other collaborator, licensor or contractor fails to perform, our business, financial conditions and results may be adversely affected.

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

No infringement claims have been brought by third parties and we are not aware of any basis on which such claims could be made. Any infringement claims brought by a third party, even if these claims were ultimately found to be without merit, would be costly to defend against and would likely interfere with our operations while the claim was pending. If we were unsuccessful in defending against any such claims, it may be necessary for us to license certain additional rights. These licenses may be costly and may not be available on terms we find acceptable, if at all. Accordingly, the unfavorable resolution of any patent infringement claim could adversely affect our operations and prospects.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of March 31, 2005, the fair value of our investments was $12.5 million and 36% of our total portfolio will mature in one year or less. hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of President and Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company and the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

On January 4, 2005, NTI entered into a project agreement with ICON Clinical Research, L.P. (“ICON”) for the Company’s planned Phase III clinical trial for XERECEPT for the treatment of peritumoral brain edema (the “Phase III Trials”). This agreement, which was entered into pursuant to the Master Services Agreement between ICON and the Company, sets forth the terms on which ICON will oversee the Phase III Trials. The Company’s aggregate payment obligations under this agreement are estimated to be up to $609,000. A copy of this agreement has been filed as an exhibit to this report and the terms of the agreement are incorporated herein by reference.

On March 1, 2005, NTI entered into a Cooperation and Supply Agreement with Nordmark Arzneimittel GmbH & Co. KG (“Nordmark”), for the development of an initial clinical supply of Viprinex for our planned Phase III clinical trials for the treatment of acute ischemic stroke. Under this agreement, Nordmark will purify the raw snake venom used to produce Viprinex and will then produce and package the finished product for use in the Company’s planned clinical trials. The Company’s aggregate payment obligations under this agreement are estimated to be up to 2,453,000 Euros. A copy of this agreement has been filed as an exhibit to this report and the terms of the agreement are incorporated herein by reference.

On April 22, 2005, NTI entered into an office lease agreement pursuant to which NTI will lease approximately 9,650 square feet of office space at an escalating annual lease rate of between approximately $18,000 and $21,000. The lease will commence July 31, 2005 and will terminate September 30, 2010. NTI’s current office lease terminates in July 2005.

ITEM 6.	EXHIBITS

10.1	*	Cooperation and Supply Agreement, dated March 1, 2005, by and between Neurobiological Technologies, Inc. and Nordmark Arzneimittel GmbH & Co. KG

10.2	*	Project Contract, dated January 1, 2005, by and between ICON Clinical Research, L.P. and Neurobiological Technologies, Inc.

10.3	*	Project Contract, dated May 1, 2004, by and between ICON Clinical Research, L.P. and Neurobiological Technologies, Inc.

10.4		Master Services Agreement, dated December 1, 2003, by and between ICON Clinical Research L.P. and Neurobiological Technologies

10.5		Office Lease Agreement, dated April 22, 2005, by and between CA-Emeryville Properties Limited Partnership and Neurobiological Technologies, Inc.

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested with respect to portions of the exhibit.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: May 10, 2005	/s/ Paul E. Freiman
Paul E. Freiman
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Jonathan R. Wolter
Jonathan R. Wolter
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)