Form 10-Q
period 2005-12-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2006-02-10
CIK 918112

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practical date. Common Stock, $.001 Par Value: 29,466,816 shares outstanding as of January 26, 2006.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	June 30, 2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	10,160,913	$828,416
Investments	7,185,688	7,677,818
Interest receivable	68,167	52,648
Accounts receivable	632,700	—
Current portion of notes receivable	9,000,000	—
Prepaid expenses and other current assets	437,753	546,796

Total current assets	27,485,221	9,105,678

Restricted cash	31,199	30,933
Deposits	75,475	82,117
Property and equipment, net	756,606	596,021
Notes receivable	4,000,000	—
Acquisition-related tangible and intangible assets, net	14,815,965	7,655,391

TOTAL ASSETS	$47,164,465	$17,470,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,471,400	$579,647
Accrued clinical trial expenses	238,119	573,520
Accrued professional expenses	410,328	503,068
Accrued toxicology and manufacturing expenses	381,901	1,551,049
Other accrued liabilities	843,167	608,751
Deferred revenue, current portion	5,500,000	—

Total current liabilities	8,844,915	3,816,035

Deferred revenue, net of current portion	27,041,667	—

Total liabilities	35,886,582	3,816,035
Stockholders’ equity:
Convertible Series A Preferred stock, $.001 par value, 5,000,000 shares authorized, 2,332,000 issued in series, 504,000 outstanding at December 31, and June 30, 2005 (aggregate liquidation preference of $252,000 at December 31, and June 30, 2005)	252,000	252,000
Common stock, $.001 par value, 50,000,000 shares authorized at December 31, and June 30, 2005, 29,466,816 outstanding at December 31, and 27,077,418 outstanding at June 30, 2005	83,050,865	73,051,935
Accumulated deficit	(72,017,306)	(59,646,803)
Accumulated other comprehensive loss	(7,676)	(3,026)

Total stockholders’ equity	11,277,883	13,654,106

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,164,465	$17,470,140

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
REVENUES
Royalty	$1,268,271	$694,338	$2,320,719	$1,211,190
Collaboration services	632,700	—	632,700	—
Technology sale	458,333	—	458,333	—

Total revenue	2,359,304	694,338	3,411,752	1,211,190

EXPENSES
Research and development	4,927,936	2,268,907	8,524,355	3,432,667
Acquired in-process research and development	3,865,185	—	3,865,185	4,251,335
General and administrative	1,550,619	1,090,422	3,350,624	2,021,803

Total expenses	10,343,740	3,359,328	15,740,164	9,705,804

Operating loss	(7,984,437)	(2,664,990)	(12,328,412)	(8,494,613)

Investment income (loss)	70,987	(10,182)	87,909	67,166

Operating loss before income tax	$(7,913,449)	$(2,675,172)	$(12,240,503)	$(8,427,447)

Provision for income tax	130,000	—	130,000	—

NET LOSS	$(8,043,449)	$(2,675,172)	$(12,370,503)	$(8,427,447)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.29)	$(0.10)	$(0.45)	$(0.32)

Shares used in basic and diluted loss per share calculation	28,093,999	26,846,878	27,585,928	26,008,306

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(12,370,503)	$(8,427,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565,805	362,094
Stock based compensation	459,261	—
Acquired in-process research and development	3,865,185	4,251,335
Amortization of deferred stock compensation	—	27,376
Changes in assets and liabilities:
Restricted cash	(266)	—
Interest receivable	(15,519)	37,221
Accounts receivable	(632,700)	—
Notes receivable	(13,000,000)	—
Prepaid expenses and other current assets	109,043	(254,361)
Deposits	6,642	—
Accounts payable and accrued liabilities	(471,120)	921,923
Deferred revenue	32,541,667	—

Net cash provided by (used in) operating activities	11,057,495	(3,081,859)

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(2,000,000)	(2,950,690)
Purchase of investments	(53,137,698)	(57,274,046)
Maturity and sale of investments	53,625,178	60,973,519
Purchases of property and equipment	(251,444)	(325,246)

Net cash (used in) provided by investing activities	(1,763,964)	423,537

FINANCING ACTIVITIES:
Issuance of common stock	38,965	693,750

Net cash provided by financing activities	38,965	693,750

Increase (decrease) in cash and cash equivalents	9,332,497	(1,964,572)
Cash and equivalents at beginning of period	828,416	2,012,452

Cash and equivalents at end of period	$10,160,913	$47,880

Supplemental disclosure of non-cash investing activities:
Issuance of common stock for acquisition of Empire	$9,500,704	$9,452,702

Conversion of preferred stock to common stock	$—	$5,000

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2005

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

The notes and accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006, or any future period. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted for reporting on interim periods in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements together with the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

The accompanying condensed consolidated financial statements included in this report include information for NTI-Empire, Inc., a wholly-owned subsidiary of the Company. In July 2004, NTI acquired Empire Pharmaceuticals, Inc. (“Empire”), a privately held corporation, through the merger of Empire into NTI-Empire, Inc. The acquisition of Empire was accounted for as a purchase of assets in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations and under SFAS 142, Goodwill and Other Intangible Assets. Accordingly, the results of operations of Empire have been included in the accompanying condensed consolidated financial statements from the date of the acquisition. All intercompany balances at December 31, and June 30, 2005, have been eliminated in consolidation. The Company operates in one segment, therapeutic drug development.

The consolidated balance sheet at June 30, 2005 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for financial statements prepared for other than interim periods.

BASIC AND DILUTED NET LOSS PER SHARE

Net loss- per share is presented under the requirements of Financial Accounting SFAS No. 128, “Earnings per Share.” For the three and six-month periods ended December 31, 2005 basic and diluted net loss per share is based on the weighted average shares of common stock issued and outstanding and excludes potentially dilutive securities of 1,181,413 and 1,155,627, respectively, which consist of options and convertible preferred stock, as their effect was anti-dilutive. For the three and six-month periods ended December 31, 2004, potentially dilutive securities of 807,755 and 510,044, respectively, which consist of options and convertible preferred stock, have been excluded from the computation of diluted net loss per share as their effect was anti-dilutive.

REVENUE RECOGNITION

Revenues are recorded according to the terms of formal agreements to which we are a party, when our performance requirements have been fulfilled, the fee is fixed and determinable and when collection of the fee is probable or reasonably assured. Revenue related to license fees with non-cancelable, non-refundable terms and no future performance obligations are recognized when collection is assured. Revenues associated with milestone payments, pursuant to the non-cancelable and non-refundable terms of agreements to which we are a party, are recognized when we have fulfilled development milestones and when collection of the fee is assured. Revenues resulting from royalty fees earned from the sale of the product are based upon the sales reported by our licensees and determined in accordance with the specific terms of the license agreements. We record royalty revenue when payment is received because we are unable to estimate and accrue royalty revenue due to the limited sales history of the product. We have made no material adjustments to date for revenue recorded from royalty fees. Revenues received as a reimbursement of direct expenses incurred for performing services to assist with clinical trials are recorded during the period in which the expenses are incurred.

We recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” and the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104. EITF Issue 00-21 provides guidance for identifying multiple deliverables in arrangements for separate accounting.

Technology sale and collaboration services revenues represent fees received from Celtic Pharma Holdings, L.P. (“Celtic”) under the Asset Purchase and Collaboration Services Agreements closed in November 2005 (see Note 2) related to XERECEPT. In accordance with EITF Issue 00-21, the asset sale together with the services we provide are treated as one unit of accounting. Accordingly, we will record the total revenue from the sale of technology of $33 million ratably over the six year term of the Collaboration Services Agreement beginning November 29, 2005. Fees for collaboration services provided by us will be billed to Celtic based on actual internal and external expenses incurred to administer the clinical trials of XERECEPT on a monthly basis. Fees paid and related expenses will be recognized as incurred. Potential future milestone payments and royalty-sharing payments will be recognized as earned, provided that payment is reasonably assured.

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

In September 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan (the “2003 ESP Plan”), which was approved by stockholders in December 2003. The 2003 ESP Plan has reserved 500,000 shares of common stock for sale. The 2003 ESP Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined accumulation periods. The price at which the stock is purchased is equal to the lower of 85% of the fair value of the stock on the last trading day before the commencement of the applicable offering period or 85% of the fair value of the common stock on the last trading day of the accumulation period.

The amount of compensation expense recognized during the three and six months ended December 31, 2005 under these plans was $215,000 and $459,000, respectively. The Company recorded no income tax benefits for share-

based compensation arrangements for the three and six months ended December 31, 2005, respectively, as the Company has cumulative operating losses, for which a valuation allowance has been established. As of December 31, 2005, there was $1,905,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2003 Equity Plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model which uses the assumptions noted in the following table. Because option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatilities of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. During the quarter ended December 31, 2005, the Company determined to use the forfeiture rate of 4.46% as it reasonably approximates the currently anticipated rate of forfeiture for granted and outstanding options. The adoption of this rate had no material affect on the stock-based compensation reported for the quarter ended September 30, 2005. The Company grants options under the 2003 Equity Plan to both employees and non-employee directors, for whom the vesting period of the grants is four years and one year, respectively. The following assumptions are used for these two types of grants to determine stock-based compensation:

	4 year vesting	1 year vesting
Weighted average volatility	1.27	1.27
Expected dividends	0	0
Expected term (in years)	6.25	5.50
Risk free rate	4.35%	4.35%
Forfeiture rate	4.46%	4.46%

Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants in accordance with Accounting Principals Board (“APB”) Opinion 25, “ Accounting for Stock Issued to Employees ” (“APB 25”) and related Interpretations. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. As permitted by SFAS 123, and as amended by SFAS 148, “ Accounting for Stock-Based Compensation – Transition and Disclosure ,” SFAS 148, the Company elected to continue to apply the provisions of APB 25 and related interpretations in accounting for its employee stock option and stock purchase plans.

Disclosures of pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by the SFAS 123 using the Black-Scholes option valuation model.

For purposes of pro forma disclosures during fiscal periods prior to the adoption of SFAS 123(R) on July 1, 2005, the estimated fair value of the options is amortized over the vesting period of the options using the straight-line method. The Company’s pro forma information previously reported during periods prior to the adoption of SFAS 123(R) was as follows (in thousands, except for per share data).

	Quarter ended December 31, 2004	Six months ended December 31, 2004
Net income (loss) - as reported	$(2,675)	$(8,427)
Add back:
Stock-based employee compensation expense included in net loss as reported	—	27
Deduct:
Stock-based employee expense determined under SFAS 123	(249)	(448)

Pro forma net loss	$(2,924)	$(8,848)

Net loss per share - as reported
Basic	$(0.10)	$(0.32)
Diluted	$(0.10)	$(0.32)

Pro forma net loss per share
Basic	$(0.11)	$(0.34)
Diluted	$(0.11)	$(0.34)

The assumptions used to determine the pro forma expenses under the Black-Scholes option valuation model for the three months ended December 31, 2004 under SFAS 148 were based upon the following: Expected Dividend: 0; Volatility: 0.73, Expected Term, in years: 5, Risk Free Rate: 3.52%. The assumptions used to determine the pro forma expenses under the Black Scholes option valuation model for the six months ended December 31, 2004 under SFAS 148 were based upon the following: Expected Dividend: 0; Volatility: 0.65, Expected Term, in years: 5, Risk Free Rate: 3.42%.

CASH EQUIVALENTS AND INVESTMENTS

The Company’s investments include securities of the U.S. government and its agencies, municipalities, corporations and mortgage-backed securities. All securities which are highly liquid and purchased with original maturities of 90 days or less are recorded as cash equivalents. The Company has classified its cash equivalent and investment securities as available for sale securities as it does not intend to hold securities with stated maturities greater than twelve months until maturity. The Company manages its investment securities to maintain a duration ranging from approximately six months to two years and, in response to liquidity requirements and changes in the market value of securities, may sell investment securities prior to their stated maturities. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses reported as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity. Realized gains or losses, amortization of premiums, accretion of discounts and earned interest are included in investment income. The cost of securities when sold is based upon specific identification.

RECLASSIFICATION

Certain balances reported in the prior period reflect the reclassification of long-term investments to short-term investments to conform with the presentation of the reported current period as we may not hold investment securities with stated maturities greater than twelve months to such stated maturity.

NOTE 2 - SALE OF RIGHTS TO AND INTERESTS IN XERECEPT

In November 2005, we completed the sale of all our rights, title and interests related to XERECEPT to two subsidiaries of Celtic Pharma Holdings, L.P. (“Celtic”) and received an initial payment of $20 million in cash and a promissory note for $13 million. The first payment of $5 million under the note was paid in January 2006. Under the terms of the note, $4 million is due in June 2006 and $4 million is due in January 2007. The note carries an interest rate of 3.9% per annum. We are also eligible to receive up to an additional $15 million upon the achievement of certain regulatory milestones. The Company is also eligible to receive profit-sharing payments on the gross margin resulting from commercial sales of XERECEPT in the United States and royalties on commercial sales elsewhere in the world, if the product receives regulatory approval for commercial sale. Under the arrangement, the Company will continue to administer and procure third party Phase III clinical development services in the United States related to XERECEPT in exchange for reimbursement of such expenses incurred by the Company.

NOTE 3 - ACQUISITION OF EMPIRE PHARMACEUTICALS , INC.

In July 2004, NTI acquired the assets of Empire Pharmaceuticals, Inc. (“Empire”), a privately held corporation, through the merger of Empire into Empire Acquisition Corp., a wholly-owned subsidiary of NTI. Pursuant to the transaction, NTI acquired worldwide rights to ViprinexTM (ancrod), a late-stage reperfusion therapy for use in treatment of ischemic stroke. The acquisition of Empire is accounted for as a purchase of assets in accordance with SFAS 141, Business Combinations and under SFAS 142, Goodwill and Other Intangible Assets. Accordingly, the results of operations of Empire have been included in the accompanying condensed consolidated financial statements of operations from the date of the acquisition. All intercompany balances at December 31, and June 30, 2005, have been eliminated in consolidation.

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

During the quarter ended December 31, 2005, the Company enrolled the first patient in pivotal Phase III trials for Viprinex. As a result, in accordance with the terms of the merger agreement, NTI issued an additional 2,375,170 shares and paid an additional $1,515,675 to the Empire selling stockholders and paid Empire’s principal stockholder an additional $484,325 to reimburse advances he previously made to Empire. No future payment or consideration is due or payable to the selling Empire stockholders.

During the identification and valuation process made at the time of the acquisition, we determined that in-process research and development associated with Viprinex had a fair value of $4,251,000 associated with the initial payment made in July 2004 and $3,865,000 associated with the contingent payment made in December 2005. At the date of the acquisition, the development of Viprinex had not reached technological feasibility and the in-progress research and development activities had no alternative future uses. Accordingly, the acquired in-process research and development expense of $4,251,000 associated with the initial payment was recorded as expense in the quarter ended September 30, 2004, and the acquired in-process research and development expense of $3,865,000 associated with the contingent payment made in November 2005 was charged to expense in the quarter ended December 31, 2005.

NOTE 4 - INVESTMENTS

Available-for-sale securities were as follows (in thousands).

December 31, 2005

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Corporate debt obligations:
Maturing within 1 year	$130	$—	$(1)	$129
Maturing after 1 through 5 years	35	—	(1)	34
U.S. Government obligations:
Maturing within 1 year	5,753	—	(1)	5,752
Maturing after 1 through 5 years	990	—	—	990
Mortgage and asset-backed securities
Maturing after 5 years	286		(5)	281

Total investments	$7,194	$—	$(8)	$7,186

June 30, 2005

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Corporate debt obligations:
Maturing within 1 year	$113	$—	$(1)	$112
Maturing after 1 through 5 years	2,304	—	(23)	2,281
Maturing after 5 years	1,263	4	—	1,267
U.S. Government obligations:
Maturing after 1 through 5 years	297	—	—	297
Maturing after 5 years	272	4	—	276
Municipal Securities
Maturing within 1 year	329	—	—	329
Mortgage and asset-backed securities
Maturing after 5 years	3,088	13	—	3,101
Securities issued by foreign governments and agencies – denominated in $US
Maturing after 5 years	15	—	—	15

Total investments	$7,681	$21	$(24)	$7,678

NOTE 5 - EQUITY TRANSACTIONS

During the quarter ended December 31, 2005, the Company issued 1,000 shares upon the exercise of common stock options for proceeds of $3,500 and issued 7,311 shares to the Company’s Employee Stock Purchase Plan for proceeds of $18,798.

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

NOTE 6 – OTHER COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from our net loss, which are the unrealized holding gains and losses on available-for-sale investments.

	Quarter ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Net loss	$(7,913,449)	$(2,675,172)	$(12,240,503)	$(8,427,447)
Other comprehensive income (loss)	35,705	(40,843)	(4,650)	(57,696)

Comprehensive loss	$(7,877,744)	$(2,716,015)	$(12,245,153)	$(8,485,143)

NOTE 7 - INCOME TAXES

The Provision for income tax for the three and six months ended December 31, 2005, is based upon taxable income anticipated for the current fiscal year. Taxable income is determined based upon revenues and expenses determined for tax return purposes, subject to the use of net operating losses carried forward from prior years for both federal and state purposes, together with state research and development credits, subject to statutory limitations. No provision or benefit for income tax was reported for the quarter and six months ended December 31, 2004 as the Company reported an operating loss.

NOTE 8 - SUBSEQUENT EVENTS

In January 2006, the Company received a royalty payment in the amount of $1,365,850 from Merz Pharmaceuticals GmbH (“Merz”) for sales of Memantine during the quarter ended September 30, 2005. Royalty revenue received pursuant to the agreement with Merz is recorded when received, which occurs in the second quarter following the quarter in which the revenues are earned by Merz’s marketing partners.

In January 2006, the Company received $5 million, which is the first of three scheduled payments pursuant to the promissory note issued to us by Celtic in connection with the sale of XERECEPT in November 2005.

In January 2006, the Company entered into an agreement with Nordmark Arzneimittel GmbH & Co. KG (“Nordmark”), pursuant to which, Nordmark will establish a snake farm and a purification unit for the supply of raw venom of the Malayan pit viper, the basis from which the Company’s ViprinexTM clinical material is made. Under the terms of the agreement, the Company made an initial payment of €1,000,000 to Nordmark in January 2006, and will make an additional payment of €750,000 when construction of the facility is completed, which is anticipated to occur in late 2006. The snake farm and purification unit will be owned and operated by Nordmark. In addition, the Company will be required to reimburse Nordmark for certain operating costs and make an additional payment of up to €2,250,000 for the facilities if, among other things, the Company abandons the development and/or commercialization of Viprinex before the end of 2010. The agreement will continue for a term of ten years, unless terminated earlier in accordance with the terms of the agreement.

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

Currently, we receive revenues on the sales of one approved product, Memantine, and have one product candidate in clinical development, Viprinex®. The approved product, Memantine, is an orally dosed compound that is approved for the treatment of moderate-to-severe Alzheimer’s disease and is marketed in the United States and Europe by our marketing partners. As of December 31, 2005, Memantine was also being developed for the treatment of neuropathic pain.

We are currently developing Viprinex for the treatment of acute ischemic stroke. In September 2005, we received regulatory approval to commence the first of two planned Phase III clinical trials for Viprinex and we commenced enrollment of the first patient in this trial during the quarter ending December 31, 2005. We plan to build a sales organization to market and sell Viprinex in United States and may seek marketing partnerships in other regions of the world.

In November 2005, we completed the sale of our rights and assets related to XERECEPT, which we had been developing, to two subsidiaries of Celtic Pharma Holdings, L.P., (“Celtic”). As of January 2006, we had received payments of $25 million of the $33 million purchase price. We are entitled to receive up to an additional $15 million if and when certain development milestones are met. If XERECEPT is approved for commercialization, we will also receive royalties on sales outside the United States and will be eligible to receive profit-sharing payments on sales in the United States. The Celtic entities have assumed responsibility for the clinical development of XERECEPT, and we provide services to administer the continuing Phase III clinical trials within the United States, for which Cedltic reimburses our development expenses.

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

Except for fiscal 2001, we have incurred significant losses each year since our inception. We expect to incur additional operating losses through at least fiscal 2007 as we continue our drug development efforts. Our development expenses were higher in the first quarter of fiscal 2006 as a result of the commencement of the clinical trials for XERECEPT and preparation for clinical trials of Viprinex. However, following the sale of our rights to XERECEPT, we are being reimbursed for the development costs incurred for this drug candidate, resulting in an estimated annual savings of approximately $6 million. Although we expect that the funds we have from the sale of XERECEPT will provide sufficient cash to fund our ongoing operations, including the first Phase III clinical trial for Viprinex, we may seek to raise additional capital as market conditions permit.

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

Revenue recognition

Revenues are recorded according to the terms of formal agreements to which we are a party, when our performance requirements have been fulfilled, the fee is fixed and determinable and when collection of the fee is probable or reasonably assured. Revenue related to license fees with non-cancelable, non-refundable terms and no future performance obligations are recognized when collection is assured. Revenues associated with milestone payments, pursuant to the non-cancelable and non-refundable terms of agreements to which we are a party, are recognized when we have fulfilled development milestones and when collection of the fee is assured. Revenues resulting from royalty fees earned from the sale of the product are based upon the sales reported by our licensees and determined in accordance with the specific terms of the license agreements. We record royalty revenue when it is received because we are unable to estimate and accrue royalty revenue due to the limited sales history of the product. We have made no material adjustments to date for revenue recorded from royalty fees.

We recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” and the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104. EITF Issue 00-21 provides guidance for identifying multiple deliverables in arrangements for separate accounting.

Technology sale and collaboration services revenues represent fees received from Celtic Pharma Holdings, L.P. (“Celtic”) under the Asset Purchase and Collaboration Services Agreements closed in November 2005 (see Note 2) related to XERECEPT. In accordance with EITF Issue 00-21, the asset sale together with the services we provide are treated as one unit of accounting. Accordingly, we will record the total revenue from the sale of technology of $33 million ratably over the six year term of the Collaboration Services Agreement beginning November 29, 2005. Fees for collaboration services provided by us will be billed to Celtic based on actual internal and external expenses incurred to administer the clinical trials of XERECEPT on a monthly basis. Fees paid and related expenses will be recognized as incurred. Potential future milestone payments and royalty-sharing payments will be recognized as earned, provided that payment is reasonably assured.

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

We assess the impairment of intangible and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is determined that the carrying value of intangible and long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method if the undiscounted cash flows did not exceed the carrying value of such assets. No such impairment charges have been recorded to date. At December 31, 2005, we had $13,082,000 and $1,186,000 of net intangible and tangible long-lived assets, respectively. An impairment of our intangible or tangible long-lived assets could result in the recording of a material, non-cash expense in our consolidated statement of operations during the period in which such a charge could occur.

RESULTS OF OPERATIONS

REVENUES

Quarter Ended December 31,		Increase From Period in Prior Year	Six Months Ended December 31,		Increase From Period in Prior Year
2005	2004	2005/2004	2005	2004	2005/2004
$2,359,000	$694,000	$1,665,000	$3,412,000	$1,211,000	$2,201,000

Revenues of $2,359,000 in the quarter ended December 31, 2005 increased by $1,665,000 over revenues of $694,000 in 2004. Our 2005 revenues consisted of our recognition of $458,000 from the sale of our rights and interests in XERECEPT to Celtic, $1,268,000 from royalty fees from the commercial sales of Memantine by our marketing partners in the United States and certain European countries, and $633,000 from the reimbursement of the direct expenses incurred for services provided to Celtic for administering the Phase III clinical trials for XERECEPT in the United States. We earned royalty fee revenue of $694,000 from the commercial sales of Memantine by our marketing partners in the United States and certain European countries during the quarter ended December 31, 2004.

Revenues of $3,412,000 in the six-months ended December 31, 2005 increased by $2,201,000 over revenues of $1,211,000 in 2004. Our 2005 revenues consisted of our recognition of $458,000 from the sale of our rights and interests in XERECEPT, royalty fees of $2,321,000 from the commercial sales of Memantine by our marketing partners in the United States and certain European countries, and $633,000 for the reimbursement of the direct expenses we incurred to administer the Phase III clinical trials for XERECEPT in the United States. Our revenue of $1,211,000 during the six-months ended December 31, 2004, consisted solely of royalty fees earned from the commercial sales of Memantine in the United States and certain European countries.

The sale of our rights, title and interests in XERECEPT is the type of transaction which, while similar to technology license sales by other companies in our industry, we do not anticipate to occur with the frequency that would enable us to estimate any such future event. During the three and six months ended December 31, 2005, we recorded reimbursement revenue of $633,000 for administering the clinical trials of XERECEPT in the United States from November 29, 2005, the date of closing the sale, through December 31, 2005. We anticipate that the expense reimbursement we receive may vary in future periods, but that over the next several quarters, expenses are likely to be incurred at a rate that is comparable with that of the service period during the quarter ended December 31, 2005, and that we will be reimbursed for all of the direct expenses we incur in behalf of Celtic. Royalty revenues result from sales of Memantine by our marketing partners who do not make anticipated future sales volumes available to us. Because we do not have this data for anticipated future sales volume, and because of the limited history of Memantine sales, we are currently unable to estimate future royalty revenues.

RESEARCH AND DEVELOPMENT EXPENSES

Quarter Ended December 31,		Increase From Period in Prior Year	Six Months Ended December 31,		Increase From Period in Prior Year
2005	2004	2005/2004	2005	2004	2005/2004
$4,928,000	$2,269,000	$2,659,000	$8,524,000	$3,433,000	$5,091,000

Research and development expenses of $4,928,000 in the quarter ended December 31, 2005, increased by $2,659,000 compared to expenses of $2,269,000 in the same period of 2004. The increase in research and development expenses of $2,659,000 resulted from an additional $1,565,000 of expenses incurred for the Phase III clinical trials of Viprinex, which commenced during November 2005, and $1,094,000 of expenses for the continuing Phase III clinical trials for XERECEPT, which commenced in April 2004, $633,000 of which will be reimbursed by Celtic. The increase of $1,565,000 for Viprinex consisted primarily of approximately $1,600,000 paid to a clinical research organization and consultants assisting with the trials, compensation and expense for stock options in the total amount $322,000, reflecting a larger staff level to administer the trials, which were partially offset by a reduction in manufacturing expense of approximately

$534,000 as the manufacture of the clinical drug materials was substantial completed prior to the quarter ended December 31, 2005. The increase of $1,094,000 for XERECEPT consisted primarily of approximately $328,000 paid to a clinical research organization and consultants assisting with the clinical trials, $438,000 for manufacturing of clinical drug materials, and approximately $170,000 for compensation and stock option expense for increased staff to administer the clinical trials.

Research and development expenses of $8,524,000 in the six-months ended December 31, 2005, increased by $5,091,000 compared to expenses of $3,433,000 in the same period of 2004. The increase in research and development expenses of $5,091,000 resulted from an additional $3,370,000 of expenses incurred for the Phase III clinical trials of Viprinex, which commenced during November 2005, and $1,721,000 of expenses for the continuing Phase III clinical trials for XERECEPT, which commenced during April 2004. The increase of $3,370,000 in expenses incurred for Viprinex consisted primarily of approximately $2,003,000 paid to a clinical research organization and consultants to assist with the trials, compensation and expense for stock options in the total amount of $724,000 reflecting a larger staff level to administer the trials, $344,000 for manufacturing of clinical drug materials, and $164,000 of amortization and depreciation of intangible and tangible assets acquired with the acquisition of Empire. The increase of $1,721,000 of expenses incurred for XERECEPT consisted primarily of approximately $824,000 for manufacturing of clinical drug materials, $202,000 paid to a clinical research organization and consultants assisting with the clinical trials, $355,000 for compensation and stock option expense for increased level of staff assisting with the clinical trials, and legal expenses of $136,000 associated with negotiating agreements with multiple clinical trial sites in the United States and Canada. Research and development expense during the six months ended December 31, 2005, includes $143,000 of stock-based compensation expense.

During the three and six months ended December 31, 2005 we recorded reimbursement revenue of $633,000 for administering the clinical trials of XERECEPT in the United States from November 29, 2005, through December 31, 2005. We anticipate that the expense reimbursement we receive may vary in future periods, but that over the next several quarters, expenses are likely to be incurred at a rate that is comparable with that of the service period during the quarter ended December 31, 2005, and that we will be reimbursed for all of the direct expenses we incur on behalf of Celtic. We anticipate that the research and development expenses for Viprinex will increase in future periods as the enrollment for the trials in the United States increase and as the trials are initiated in Europe and Asia.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

We acquired Empire in July 2004, in order to secure the worldwide rights to Viprinex, a late-stage perfusion therapy for use in ischemic stroke. The acquisition of Empire was recorded as a purchase of assets and, accordingly, the purchase price was assigned to all identified tangible and intangible assets. The terms of the purchase agreement provided for a fixed and contingent payment schedule, requiring that we pay one-half of the purchase price upon closing, and one-half of the purchase price when pivotal Phase III clinical trials for Viprinex commenced. Accordingly, we paid the selling shareholders of Empire $12,669,000 in July 2004, consisting of common stock valued at $9,453,000, cash of $2,000,000, and incurred acquisition-related expenses of $1,216,000. Pivotal Phase III clinical trials for Viprinex commenced in November 2005, and we made the contingent payment to the Empire selling shareholders in the amount of $11,501,000 consisting of common stock valued at $9,501,000 and cash of $2,000,000 in December 2005. During the identification and valuation process made at the time of the acquisition, we determined that in-process research and development associated with Viprinex had a fair value of $4,251,000 associated with the initial payment made in July 2004 and $$3,865,000 associated with the contingent payment made upon commencement of the pivotal Phase III clinical trials in November 2005. At the date of the acquisition, the development of Viprinex had not reached technological feasibility and the in-progress research and development activities had no alternative future uses. Accordingly, the acquired in-process research and development expense of $4,251,000 associated with the initial payment was recorded as expense in the quarter ended September 30, 2004, and the acquired in-process research and development expense of $3,865,000 associated with the contingent payment made in December 2005, was charged to expense in the quarter ended December 31, 2005. We currently do not expect to incur similar expenses in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

Quarter Ended December 31,		Increase From Period in Prior Year	Six Months Ended December 31,		Increase From Period in Prior Year
2005	2004	2005/2004	2005	2004	2005/2004
$ 1,551,000	$1,090,000	$461,000	$3,351,000	$2,022,000	$1,329,000

General and administrative expenses, which include operations of our corporate operations in California and administrative operations for our office in New Jersey, were $1,551,000 for the quarter ended December 31, 2005, increased by $461,000 compared to expenses of $1,090,000 for the same period in 2004. The increase of $461,000 consisted primarily of approximately $155,000 of stock-based compensation expense for administrative staff and directors, approximately $167,000 for legal fees associated primarily with the negotiating and structuring of the agreements to sell XERECEPT to, and provide clinical trial services for, Celtic, and approximately $48,000 in facilities rent as the Company occupied larger space for each of its California and New Jersey facilities to accommodate the larger staff required for its continuing operations.

General and administrative expenses, which include operations of our corporate operations in California and administrative operations for our office in New Jersey, of $3,351,000 for the six months ended December 31, 2005, increased by $1,329,000 compared to expenses of $2,022,000 for the same period in 2004. The increase of $1,329,000 resulted primarily from approximately $325,000 of compensation expenses for a higher level of staff reflecting the Company’s increased level of operations in 2005 compared with 2004, stock-based compensation expense of $316,000 for the administrative staff and directors, and legal fees of $344,000 associated primarily with the negotiating and structuring of the agreements to sell XERECEPT to, and provide clinical trial services for, Celtic.

We anticipate that we will incur general and administrative expenses in the foreseeable future at the same approximate level as with our current operations, except that we do not expect to incur expenses comparable to those that were incurred to negotiate and conclude the transaction with Celtic.

INVESTMENT INCOME (LOSS)

Quarter Ended December 31,		(Decrease) From Period in Prior Year	Six Months Ended December 31,		Increase From Period in Prior Year
2005	2004	2005/2004	2005	2004	2005/2004
$71,000	$(10,000)	$(81,000)	$88,000	$67,000	$21,000

Investment income of $71,000 and $88,000 in the quarter and six months ended December 31, 2005, respectively, increased over the same periods of 2004, resulting primarily from losses on the security sales as market interest rates increased in 2004 resulting from the Company’s holding generally longer-term maturities than with those of the current period.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2005	June 30, 2005
Cash, cash equivalents, and investments	$17,347,000	$8,506,000
Working capital	18,770,000	5,290,000

	Six Months Ended December 31,
	2005	2004
Cash provided by (used in):
Operating activities	$11,057,000	$(3,082,000)
Investing activities	(1,764,000)	424,000
Financing activities	39,000	694,000

Since our founding in 1987, we have applied the majority of our resources to research and development programs and have generated only limited operating revenue. We have experienced operating losses in every year since inception, other than in fiscal 2001, resulting from funding the development and clinical testing of our drug candidates. We expect to continue to incur losses in the future resulting from our ongoing research and development efforts.

As of December 31, 2005, we had cash, cash equivalents and total investment securities available for sale of $17,347,000 which increased by $8,841,000 from cash, cash equivalents and total investment securities of $8,506,000 as of June 30, 2005 resulting from our operating, investing and financing activities during the six months ended December 31, 2005.

Cash Flows from Operating Activities

Our operations provided $11,057,000 of cash during the six months ended December 31, 2005, resulting primarily from net loss of $12,370,000, but not including the non-cash expenses of $3,865,000 for the charge-off of acquired in-process research and development, $566,000 of amortization and depreciation and $459,000 of stock-based compensation. Cash flows from operating activities were reduced by an increase in accounts and notes receivable of $13,633,000 we obtained for certain of our reported revenues, a reduction of $471,000 in accounts payable and accrued liabilities as we used cash to reduce these liabilities, and by the $16,000 increase in interest receivable representing earned but uncollected interest income. These reductions in operating cash were offset by an increase in deferred revenue of $32,542,000, a reduction of $109,000 in prepaid expenses and other current assets and $7,000 in deposits.

Cash Flows from Investing Activities

Cash flows used in investing activities was $1,764,000 of cash primarily for the $2,000,000 payment to the Empire selling stockholders for the contingent acquisition payment made to the Empire selling shareholders in December 2005, from the sale and maturity of investment securities which was partially offset by purchases of investment and purchases of property and equipment for our new office facilities in Emeryville, California and Edgewater, New Jersey.

Cash Flows from Financing Activities

Financing activities provided $39,000 of cash during the six months ended December 31, 2005, and consisted of the value of common stock that we issued for the exercise of options and for shares issued to the our employee stock purchase plan.

We believe that our available cash, cash equivalents and investment balances of $17,347,000 as of December 31, 2005, our $10 million credit facility, the $5 million we received from Celtic in January 2006, and the additional $8 million in non-contingent installment payments we expect to receive from Celtic in June 2006, and January 2007, together the reimbursement of the ongoing direct development costs for XERECEPT, will provide adequate liquidity to fund our operations through at least the next twelve months. However, we may seek to raise additional liquidity to fund our operations in periods thereafter, and we may seek to increase our pipeline by acquisition of or investment in complementary businesses, products and technologies. Accordingly, we may seek to raise additional funds when market conditions permit, including through the sale of up to $25 million of common stock pursuant to the shelf registration statement filed in February 2005. However, there can be no assurance that funding will be available or that, if available, it will be on acceptable terms.

Our future capital requirements will depend on a number of factors, including:

•	the amount of payments received from marketing agreements for Memantine;

•	the amount of royalties received from Merz for future sales of Memantine;

•	the receipts of payments pursuant to our agreements with Celtic;

•	the progress of our clinical development programs;

•	the time and cost involved in obtaining regulatory approval for Viprinex;

•	the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights;

•	the acquisition or licensing of new drug candidates;

•	competing technological and market developments;

•	our ability to establish collaborative relationships; and

•	the development of commercialization activities and arrangements.

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

All of our license and royalty revenues from fiscal 2003 through December 31, 2005 were for license fee and royalty payments from Merz related to our portion of payments received by Merz pursuant to its agreements with Forest Laboratories, Inc. (“Forest”) and H. Lundbeck A/S (“Lundbeck”), its marketing partners. The only revenues that we expect to receive in the foreseeable future are the revenue from our technology sale to and the reimbursement of our direct clinical expenses for development of XERECEPT, from Celtic, and our share of payments received by Merz from Forest and Lundbeck and royalties on Memantine sales made by Merz or its marketing partners, which depends, among other things, on the continuation of our research and marketing cooperation agreement with Merz and Children’s Medical Center Corporation (“CMCC”). Although Merz has received approval to market Memantine for Alzheimer’s disease in Europe, we are not entitled to receive royalty payments for Memantine sales for Alzheimer’s disease in certain European countries and any commercialization efforts in these markets would not directly benefit us. If Merz is unable to successfully commercialize Memantine, or if Memantine is not commercialized for indications or in markets where we are entitled to royalty payments, our revenues would be adversely affected.

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

Merz or CMCC can terminate our research and marketing cooperation agreement upon six months’ notice in the event that Merz does not meet certain conditions relating to the clinical development of Memantine. We believe these conditions are currently being met. However, the termination of our agreement with Merz or any failure by Merz or its partners to successfully commercialize Memantine, could reduce or terminate our future royalties under the research and marketing cooperation agreement and would have a material adverse effect on our business, financial conditions and results of operations.

We are dependent upon the Celtic entities for the development and commercialization of XERECEPT.

In November 2005, we completed the sale of all our rights and assets related to XERECEPT to two newly-formed subsidiaries Celtic Pharma Holdings, L.P. Under the terms of the agreement, we are eligible to receive up to $15 million upon the achievement of certain regulatory objectives and are eligible to receive profit-sharing payments on sales of XERECEPT in the United States and royalties on any sales elsewhere in the world, if the product receives regulatory approval. However, because Celtic will assume responsibility for the clinical development of XERECEPT throughout the world, our ability to receive these payments largely depends on the buyers. Although we will remain involved in the clinical development process, Celtic will ultimately control the design and execution of clinical trials and will oversee the final regulatory approval process and commercialization, if the product is approved. The clinical development and commercialization of a new drug candidate is complex and requires significant expertise and experience. If Celtic is unable to successfully develop and market XERECEPT, we may not receive the potential development milestone payments and the value of our future royalty and profit-sharing rights could be greatly diminished.

We have a history of losses and we may never achieve or maintain profitability.

We have experienced operating losses in every year since inception, other than in fiscal 2001, resulting from funding the development and clinical testing of our drug candidates. As of December 31, 2005, our accumulated deficit was approximately $72 million and we expect to continue to incur operating losses in the next several years as we continue our clinical trials for Viprinex and pursue potential acquisitions of complementary businesses, product candidates or technologies. To achieve profitability, we would need to generate significant additional revenue with a positive gross margin. Although we expect that our royalty revenues from the sales of Memantine will increase in future periods, these increases may not occur and, even if they do increase in line with our expectations, we do not expect that these increases will be sufficient to allow us to operate profitability at any time in the foreseeable future.

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

In January 2006, we entered into an agreement with Nordmark to build facilities to house and maintain our colony of Malayan pit vipers and to purify the snake venom. We have previously entered into agreements with Nordmark for the supply of the active pharmaceutical ingredient of Viprinex for our clinical trials and with Baxter Pharmaceutical Solutions LLC for the development and supply of fill and finish of the Viprinex product. Any difficulties in obtaining raw Malayan pit viper venom in necessary quantities and potencies or failure of these suppliers could delay our clinical trials and impede the development and commercialization of Viprinex.

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

For example, although our Phase II clinical trials for Memantine for the treatment of diabetic neuropathy produced positive results, a subsequent clinical trial conducted by Forest did not replicate these results. Similarly, the results of Knoll AG’s Phase III clinical trials for Viprinex in the United States were not replicated in the subsequent European clinical trial, and we cannot be certain that the current Phase III clinical trials that we are conducting will not encounter similar difficulties. Similar variations in later-stage clinical trial results may also occur in XERECEPT, as longer trials and larger patient populations are used. Further, since we began the first Phase III clinical trial of XERECEPT in April 2004, patient enrollment has been slower than anticipated, and we did not commence the second Phase III trial until February 2006. Any further delays in patient enrollment could impede the development of XERECEPT and make it less likely that we or Celtic will be able to further develop or successfully commercialize the drug. We have also experienced some initial delays in enrollment in our Viprinex trials. Any further delays could impede the timely development of Viprinex.

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

In order to maintain sufficient cash and investments to fund future operations, we may need to raise additional capital. In August 2005, we obtained a $10 million revolving credit facility. We have received $25 million from Celtic as of January 2006 and, pursuant to the terms of the promissory note issued by Celtic, will receive payments of $4 million on each of June 15, 2006, and January 15, 2007. While we believe that our availability liquidity is adequate to fund our operations for the next twelve to eighteen months, we may seek to raise up to $25 million in additional capital over the next 12 to 24 months through various alternatives, including selling shares of our common stock.

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

We have periodically entered into various contractual arrangements (which are generally non-exclusive) with consultants, academic collaborators, licensors, licensees and others, and we are dependent upon the level of commitment and subsequent success of these outside parties in performing their responsibilities. Certain of these agreements may place significant responsibility on the collaborator, licensor or contractor for pre-clinical testing and human clinical trials and for preparing and submitting submissions for regulatory approval for potential products on the collaborator, licensor or contractor. In the quarter ended June 30, 2005, we entered into an agreement with SCIREX Corporation for the design and management of our anticipated Phase III clinical trials for Viprinex. We are currently seeking to make certain changes to the agreement with SCIREX relating to the services to be provided by SCIREX on an ongoing basis. If this organization or any other collaborator, licensor or contractor fails to perform, our business, financial conditions and results may be adversely affected.

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

We have recently made several changes to the composition of our management team and expect to make more. If the members of our management team are unable to work together effectively, our ability to manage our business will suffer.

Following our acquisition of Empire Pharmaceuticals in July 2004, we have expanded our management team, adding Stephen J. Petti as Vice President, Product Development, David E. Levy as Vice President, Clinical Development, Jonathan R. Wolter as Vice President and Chief Financial Officer, and Karl G. Trass as Vice President, Regulatory Affairs. In October 2005, Mr. Petti informed the Company of his intention to resign as an officer and employee of the Company for personal reasons after the end of calendar 2005; he has since agreed to defer his resignation until after June 2006. We are currently seeking to fill other management level positions. Changes in our management team can be disruptive to our business and, if our management team cannot work together effectively, our ability to manage our business will suffer.

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

We have issued a total of 4,774,333 shares of common stock in connection with our acquisition of Empire Pharmaceuticals. All of these shares have been registered for resale and are freely tradable. Any large sales that may be made by former stockholders of Empire or other stockholders could have a negative effect on the price and volatility of our stock price.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of December 31, 2005, the fair value of our cash, cash equivalents and investments was $17.3 million and 82% of our cash equivalents and investment portfolio will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2005, the Company held its Annual Meeting of Stockholders. The following matters were voted on at the meeting, which was convened on December 6, 2005 and reconvened on January 6, 2005.

(1) The motion to amend the Company’s Certification of Incorporation to divide the board of directors into three classes, with directors in each class to serve staggered three-year terms, was approved: For 14,680,463; Against 1,843,624; Abstained 100,538.

(2) The following eight directors were elected:

	Votes For	Withheld
Enoch Callaway, M.D.	19,528,441	2,448,341
Ronald E. Cape, Ph.D.	19,545,185	2,431,597
Abraham E. Cohen	19,648,967	2,327,815
Theodore L. Eliot, Jr.	19,632,823	2,343,959
Paul E. Freiman	19,651,512	2,325,270
F. Van Kasper	19,649,567	2,327,215
Abraham D. Sofaer	19,537,085	2,439,697
John B. Stuppin	19,651,567	2,325,215

(3) The motion to amend and restate the 2003 Equity Incentive Plan to increase the shares of common stock available for issuance by 1,500,000 shares and to make other amendments was approved: For 12,548,109; Against 1,106,772; Abstain 182,913.

(4) The motion to ratify the selection of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ending June 30, 2006 was approved; For 20,635,359; Against 233,291; Abstain 1,108,232.

ITEM 6. EXHIBITS

3 (i).1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Neurobiological Technologies, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: February 10, 2006	/S/ PAUL E. FREIMAN
Paul E. Freiman
President, Chief Executive Officer and Director
(Principal Executive Officer)

/S/ JONATHAN R. WOLTER
Jonathan R. Wolter
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)