Form 10-Q
period 2006-03-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2006-05-10
CIK 918112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practical date.

Common Stock, $.001 Par Value: 29,540,941 shares outstanding as of April 28, 2006.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	June 30, 2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,677,914	$828,416
Investments	6,247,902	7,677,818
Interest receivable	14,792	52,648
Accounts receivable	1,862,710	—
Notes receivable	8,000,000	—
Prepaid expenses and other current assets	654,710	546,796

Total current assets	26,458,028	9,105,678
Restricted cash	31,231	30,933
Deposits	75,475	82,117
Property and equipment, net	778,501	596,021
Acquisition-related tangible and intangible assets, net	14,416,000	7,655,391

TOTAL ASSETS	$41,759,235	$17,470,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210,873	$579,647
Accrued clinical trial expenses	748,736	573,520
Accrued professional expenses	477,395	503,068
Accrued toxicology and manufacturing expenses	739,967	1,551,049
Other accrued liabilities	764,066	608,750
Deferred revenue, current portion	5,500,000	—

Total current liabilities	8,441,037	3,816,034
Deferred revenue, net of current portion	25,666,668	—

Total liabilities	34,107,705	3,816,034
Commitments and contingencies	—	—
Stockholders’ equity:
Convertible Series A Preferred stock, $.001 par value, 5,000,000 shares authorized, 2,332,000 issued in series, 504,000 outstanding at March 31, 2006 and June 30, 2005 (aggregate liquidation preference of $252,000 at March 31, 2006 and June 30, 2005)	252,000	252,000
Common stock, $.001 par value, 50,000,000 shares authorized at March 31, 2006 and June 30, 2005, 29,540,941 outstanding at March 31, 2006, and 27,077,418 outstanding at June 30, 2005	83,297,427	73,051,935
Accumulated deficit	(75,880,949)	(59,646,803)
Accumulated other comprehensive loss	(16,948)	(3,026)

Total stockholders’ equity	7,651,530	13,654,106

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,759,235	$17,470,140

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
REVENUES
Royalty	$1,365,870	$765,426	$3,686,589	$1,976,616
Collaboration services	1,864,386	—	2,497,086	—
Technology sale	1,374,999	—	1,833,332	—

Total revenue	4,605,255	765,426	8,017,007	1,976,616
EXPENSES
Research and development	7,215,273	3,134,946	15,739,628	6,567,614
Acquired in-process research and development	—	—	3,865,185	4,251,335
General and administrative	1,393,481	1,200,670	4,744,105	3,222,472

Total expenses	8,608,754	4,335,616	24,348,918	14,041,421

Operating loss	(4,003,499)	(3,570,190)	(16,331,911)	(12,064,805)
Investment income	139,856	109,346	227,765	176,512

Operating loss before income tax	(3,863,643)	(3,460,844)	(16,104,146)	(11,888,293)
Provision for income tax	—	—	130,000	—

NET LOSS	$(3,863,643)	$(3,460,844)	$(16,234,146)	$(11,888,293)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.13)	$(0.13)	$(0.59)	$(0.45)

Shares used in basic and diluted loss per share calculation	29,491,440	27,053,695	27,585,298	26,351,682

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(16,234,146)	$(11,888,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,007,628	594,910
Stock based compensation	656,170	—
Acquired in-process research and development expense	3,865,185	4,251,335
Amortization of deferred stock compensation	—	27,376
Changes in assets and liabilities:
Restricted cash	(298)	—
Interest receivable	37,856	22,075
Accounts receivable	(1,862,710)	—
Notes receivable	(8,000,000)	—
Prepaid expenses and other current assets	(107,914)	(27,108)
Deposits	6,642	—
Accounts payable and accrued liabilities	(874,997)	1,698,596
Deferred revenue	31,166,668	—

Net cash provided by (used in) operating activities	9,660,084	(5,321,109)

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(2,000,000)	(2,950,690)
Purchase of investments	(68,415,912)	(68,460,902)
Maturity and sale of investments	69,831,906	74,937,256
Purchases of property and equipment	(315,198)	(585,502)

Net cash (used in) provided by investing activities	(899,204)	2,940,162

FINANCING ACTIVITIES:
Issuance of common stock	88,618	693,750

Net cash provided by financing activities	88,618	693,750

Increase (decrease) in cash and cash equivalents	8,849,498	(1,687,197)
Cash and equivalents at beginning of period	828,416	2,012,452

Cash and equivalents at end of period	$9,677,914	$325,255

Supplemental disclosure of non-cash investing activities:
Issuance of common stock for acquisition of Empire	$9,500,704	$9,452,702

Conversion of preferred stock to common stock	$—	$5,000

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2006

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

The notes and accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006, or any future period. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted for reporting on interim periods in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements together with the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

The accompanying condensed consolidated financial statements included in this report include information for NTI-Empire, Inc., a wholly-owned subsidiary of the Company. In July 2004, NTI acquired Empire Pharmaceuticals, Inc. (“Empire”), a privately held corporation, through the merger of Empire into NTI-Empire, Inc. The acquisition of Empire was accounted for as a purchase of assets in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations and under SFAS 142, Goodwill and Other Intangible Assets. Accordingly, the results of operations of Empire have been included in the accompanying condensed consolidated financial statements from the date of the acquisition. All intercompany balances at March 31, 2006 and June 30, 2005, have been eliminated in consolidation. The Company operates in one segment, therapeutic drug development.

The consolidated balance sheet at June 30, 2005 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for financial statements prepared for other than interim periods.

BASIC AND DILUTED NET LOSS PER SHARE

Net loss-per share is presented under the requirements of Financial Accounting SFAS No. 128, “Earnings per Share.” For the three and nine month periods ended March 31, 2006 basic and diluted net loss per share is based on the weighted average shares of common stock issued and outstanding and excludes potentially dilutive securities of 1,156,058 and 1,155,859, respectively, which consist of options and convertible preferred stock, as their effect was anti-dilutive. For the three and nine-month periods ended March 31, 2005, potentially dilutive securities of 1,066,455 and 1,016,153 respectively, which consist of options and convertible preferred stock, have been excluded from the computation of diluted net loss per share as their effect was anti-dilutive.

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

Technology sale and collaboration services revenues represent fees received from Celtic Pharma Holdings, L.P. (“Celtic”) under the Asset Purchase Agreement, dated September 19, 2005, and the Collaboration and Services Agreement, dated November 28, 2005, (see Note 2) related to XERECEPT. In accordance with EITF Issue 00-21, the asset sale, together with the related clinical development services we provide, are treated as one unit of accounting. Accordingly, we are recording the total revenue of $33 million from the sale of technology ratably over the six-year term of the Collaboration Services Agreement, which began November 29, 2005. Fees for collaboration services provided by us are billed to Celtic based on actual internal and external expenses incurred to administer the clinical trials of XERECEPT on a monthly basis. Fees paid and related expenses are recognized as incurred. Potential future milestone payments and royalty-sharing payments will be recognized as earned, provided that payment is reasonably assured.

STOCK-BASED COMPENSATION

We have adopted the requirements of SFAS 123(R) effective July 1, 2005, utilizing the Modified-Prospective Transition method, by which the Company has recognized the cost of share-based payments based on their grant-date fair value from the beginning of the fiscal period in which the provisions of SFAS 123(R) were first adopted. Measuring and assigning of compensation cost for share-based grants made prior to, but not vested as of, the date of adopting SFAS 123(R) have been based upon the same estimate of grant-date fair value previously disclosed under SFAS 123 in a pro forma manner.

The Company has two share-based compensation plans. In September 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”), which was approved by the stockholders in December 2003 and was amended in December 2005. The 2003 Equity Plan, as amended, provides for the issuance of options and stock awards and reserves up to 2,500,000 shares of common stock for issuance under the plan. In general, options are granted at fair market value on the date of the grant, have a term of 10 years and become exercisable over the vesting period of either one year or four years.

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

The amount of compensation expense recognized during the quarter and nine months ended March 31, 2006 under these plans was $197,000 and $656,000, respectively. The Company recorded no income tax benefits for share-based compensation arrangements for the three and nine months ended March 31, 2006, respectively, as the Company has cumulative operating losses, for which a valuation allowance has been established. As of March 31, 2006, there was $1,617,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2003 Equity Plan, which is expected to be recognized over the next four years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model which uses the assumptions noted in the following table. Because option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatilities of the Company’s stock. The expected term of options is determined utilizing the safe harbor calculation established in Staff Accounting Bulletin 107. The risk free rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. During the quarter and nine months ended March 31, 2006, the Company determined to use the forfeiture rate of 4.46% as it reasonably approximates the currently anticipated rate of forfeiture for granted and outstanding options. The Company grants options under the 2003 Equity Plan to both employees and non-employee directors, for whom the vesting period of the grants is four years and one year, respectively. The following assumptions were used for these two types of grants to determine stock-based compensation during the nine months ended March 31, 2006.

	4 year vesting	1 year vesting
Weighted average volatility	1.16 -1.27	1.27
Expected dividends	0	0
Expected term (in years)	6.25	5.50
Risk free rate	4.35% - 4.83%	4.35%

A summary of option activity under the 2003 Equity Plan as of March 31, 2006, and changes during the nine-month period then ended is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2005	2,243,351	$2.98
Granted	412,600	3.84
Exercised	(81,042)	0.86
Forfeited & expired	(24,833)	4.03

Outstanding at March 31, 2006	2,550,076	$3.18	5.38	$2,348,000

Exercisable at March 31, 2006	1,919,120	$2.96	4.15	$2,323,000

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Option-pricing models were developed for use in estimating the value of traded options, which are listed on organized exchange markets, that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded, listed options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on the Black-Scholes option valuation model and will never result in the payment of cash by us.

The guidance in SFAS 123(R) and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions.

Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. As permitted by SFAS 123, and as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company elected to continue to apply the provisions of APB 25 and related interpretations in accounting for its employee stock option and stock purchase plans.

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

	Quarter ended March 31, 2005	Nine months ended March 31, 2005
Net loss - as reported	$(3,461)	$(11,888)
Add back:
Stock-based employee compensation expense included in net loss as reported	—	27
Deduct:
Stock-based employee expense determined under SFAS 123	(320)	(768)

Pro forma net loss	$(3,781)	$(12,659)

Net loss per share - as reported
Basic	$(0.13)	$(0.45)

Diluted	$(0.13)	$(0.45)

Pro forma net loss per share
Basic and diluted	$(0.14)	$(0.48)

The assumptions used to determine the pro forma expenses under the Black-Scholes option valuation model for the quarter and nine months ended March 31, 2005 under SFAS 148 were based upon the following assumptions: Expected Dividend: 0; Volatility: ranging from 0.49 to 0.73:, Expected term (in years): 5; Risk free rate: ranging from 2.29% to 3.72%.

CASH EQUIVALENTS AND INVESTMENTS

The Company’s investments include securities of the U.S. government and its agencies, municipalities, corporations and mortgage-backed securities. All securities which are highly liquid and, when purchased with original maturities of 90 days or less, are recorded as cash equivalents. The Company has classified its cash equivalent and investment securities as available for sale securities as it does not intend to hold securities with stated maturities greater than twelve months until maturity. The Company manages its investment securities to maintain a duration ranging from approximately six months to two years and, in response to liquidity requirements and changes in the market value of securities, may sell investment securities prior to their stated maturities. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses reported as a component of Accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains or losses, amortization of premiums, accretion of discounts and earned interest are included in investment income. The cost of securities when sold is based upon specific identification.

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

NOTE 2 - SALE OF RIGHTS TO AND INTERESTS IN XERECEPT

In November 2005, we completed the sale of all our rights, title and interests related to XERECEPT to two subsidiaries of Celtic

Pharma Holdings, L.P. (“Celtic”) and received an initial payment of $20 million in cash and a promissory note for $13 million. The first payment of $5 million under the note was paid in January 2006. Under the terms of the note, $4 million is due in June 2006 and $4 million is due in January 2007. The note carries an interest rate of 3.9% per annum. We are also eligible to receive up to an additional $15 million upon the achievement of certain regulatory milestones. The Company is also eligible to receive profit-sharing payments on the gross margin resulting from commercial sales of XERECEPT in the United States and royalties on commercial sales elsewhere in the world, if the product receives regulatory approval for commercial sale. Under the arrangement, the Company will continue to administer and procure third-party Phase III clinical development services in the United States related to XERECEPT in exchange for reimbursement of such expenses incurred by the Company.

NOTE 3 - ACQUISITION OF EMPIRE PHARMACEUTICALS, INC.

In July 2004, NTI acquired the assets of Empire Pharmaceuticals, Inc. (“Empire”), a privately held corporation, through the merger of Empire into NTI - Empire, Inc., a wholly-owned subsidiary of NTI. Pursuant to the transaction, NTI acquired worldwide rights to Viprinex TM (ancrod), a late-stage reperfusion therapy for use in treatment of ischemic stroke. The acquisition of Empire is accounted for as a purchase of assets in accordance with SFAS 141, “Business Combinations” and under SFAS 142, “Goodwill and Other Intangible Assets.” Accordingly, the results of operations of Empire have been included in the accompanying condensed consolidated financial statements of operations from the date of the acquisition. All intercompany balances at March 31, 2006 and June 30, 2005 have been eliminated in consolidation.

The terms of the merger agreement provided for a fixed and contingent payment schedule, requiring that we pay approximately one-half of the purchase price upon closing, and approximately one-half of the purchase price if and when pivotal Phase III clinical trials for Viprinex commenced. As a result of the acquisition, on the acquisition date in July 2004, all of Empire’s issued and outstanding capital stock immediately prior to the acquisition was automatically converted into the right to receive an aggregate of 2,399,163 shares of NTI’s common stock and $1,500,000 in cash. Additionally, NTI paid $500,000 to Empire’s principal stockholder to partially reimburse advances previously made by the stockholder to Empire. The sum of the consideration paid on the date of the acquisition was $12,669,184, which consisted of the common stock valued at $9,452,702, cash of $2,000,000 and acquisition related expenses of $1,216,462.

In November 2005, the Company enrolled the first patient in pivotal Phase III trials for Viprinex. As a result, in accordance with the terms of the merger agreement, NTI issued an additional 2,375,170 shares and paid an additional $1,515,675 to the Empire selling stockholders and paid Empire’s principal stockholder an additional $484,325 to reimburse advances he previously made to Empire. The sum of the additional contingent consideration paid when the contingency was resolved was $11,500,704, which consisted of the common stock valued at $9,500,704 and cash of $2,000,000. No future payment or consideration is due or payable to the Empire selling stockholders.

During the identification and valuation process made at the time of the acquisition, we determined that in-process research and development associated with Viprinex had a fair value of $4,251,335 associated with the initial payment of $12,669,184 made in July 2004 and $3,865,185 associated with the contingent payment of $11,500,704 made in November 2005. At the date of the acquisition, the development of Viprinex had not reached technological feasibility and the in-progress research and development activities had no alternative future uses. Accordingly, the acquired in-process research and development expense of $4,251,335 associated with the initial payment was recorded as expense in the quarter ended September 30, 2004, and the acquired in-process research and development expense of $3,865,185 associated with the contingent payment made in November 2005 was recorded as expense in the quarter ended December 31, 2005.

NOTE 4 - INVESTMENTS

Available-for-sale securities were as follows (in thousands).

March 31, 2006

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Corporate debt obligations:
Maturing within 1 year	$45	$—	$—	$45
Maturing after 1 through 5 years	35	—	—	35
U.S. Government obligations:
Maturing within 1 year	5,913	—	(11)	5,902
Maturing after 1 through 5 years	—	—	—	—
Mortgage and asset-backed securities
Maturing after 5 years	272		(6)	266

Total investments	$6,265	$—	$(17)	$6,248

June 30, 2005

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Corporate debt obligations:
Maturing within 1 year	$113	$—	$(1)	$112
Maturing after 1 through 5 years	2,304	—	(23)	2,281
Maturing after 5 years	1,263	4	—	1,267
U.S. Government obligations:
Maturing after 1 through 5 years	297	—	—	297
Maturing after 5 years	272	4	—	276
Municipal Securities
Maturing within 1 year	329	—	—	329
Mortgage and asset-backed securities
Maturing after 5 years	3,088	13	—	3,101
Securities issued by foreign governments and agencies – denominated in $US
Maturing after 5 years	15	—	—	15

Total investments	$7,681	$21	$(24)	$7,678

NOTE 5 - EQUITY TRANSACTIONS

During the quarter ended March 31, 2006, the Company issued 74,125 shares upon the exercise of common stock options for proceeds of $49,653. During the quarter ended December 31, 2005, the Company issued 2,375,170 shares of common stock valued at $9,501,000 as a portion of the contingent consideration paid for Empire (see Note 2), issued 1,000 shares upon the exercise of common stock options for proceeds of $3,500, and issued 7,323 shares to the Company’s 2003 ESP Plan for proceeds of $18,798. During the quarter ended September 30, 2005, the Company issued 5,917 shares upon the exercise of common stock options for proceeds of $16,667.

During the quarter ended December 31, 2004, warrants were exercised through a “cashless” exercise in accordance with the terms of the warrants and 245,265 shares of common stock were issued to the warrant holders. Additionally, warrants were exercised during the quarter ended December 31, 2004, and 319,000 shares of common stock were issued to the warrant holders for a purchase price of $558,250; options for 33,458 common shares were exercised for proceeds of $89,014; 1,485 common shares were issued to the Company’s 2003 ESP Plan for proceeds of $4,696; and 10,000 shares of the Company’s Convertible Series A Preferred stock were exchanged for 10,000 of the Company’s common stock for which no additional proceeds were received by the Company. During the quarter ended September 30, 2004, the Company issued 2,399,163 shares of common stock valued at 9,453,000 as a portion of the initial consideration paid for Empire (see Note 2), one warrant was exercised through a “cashless” exercise in accordance with the terms of the warrant and 27,506 shares of common stock were issued to the warrant holder. Additionally, one warrant was exercised during the quarter ended September 30, 2004, and 23,880 shares of common stock were issued to the warrant holder for a purchase price of $41,790.

NOTE 6 - OTHER COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from our net loss, which are the unrealized holding gains and losses on available-for-sale investments.

	Quarter ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Net loss	$(3,863,643)	$(3,460,844)	$(16,234,146)	$(11,888,293)
Other comprehensive income (loss)	(9,272)	(124,486)	(13,922)	(66,790)

Comprehensive loss	$(3,872,915)	$(3,585,330)	$(16,248,068)	$(11,955,083)

NOTE 7 - INCOME TAXES

The Provision for income tax for the nine months ended March 31, 2006, is based upon taxable income anticipated for the current fiscal year. Taxable income is determined based upon revenues and expenses determined for tax return purposes, subject to the use of net operating losses carried forward from prior years for both federal and state purposes, together with state research and development credits, subject to statutory limitations. No provision or benefit for income tax was reported for the quarter and nine months ended

March 31, 2005 as the Company reported an operating loss.

NOTE 8 - SUBSEQUENT EVENTS

In April 2006, the Company received a royalty payment in the amount of $1,376,705 from Merz Pharmaceuticals GmbH (“Merz”) for sales of Memantine during the quarter ended December 31, 2005. Royalty revenue received pursuant to the agreement with Merz is recorded when received, which occurs in the second quarter following the quarter in which the revenues are earned by Merz’s marketing partners.

In May 2006, the Company executed an amendment (the “Amendment”) to that certain Master Clinical Development Agreement for the design and management of the Phase III clinical trials of Viprinet, dated May 31, 2005, between the Company and SCIREX Corporation (the “Agreement”). The Amendment significantly reduces the scope of services to be performed by SCIREX and reduces the Company’s aggregate financial obligations under the Agreement to Scirex from the originally contracted amount of approximately $9,815,000 to the revised amount of approximately $5,162,000.

NOTE 9 - CONTINGENCIES

In January 2006, the Company entered into an agreement with Nordmark Arzneimittel GmbH & Co. KG (“Nordmark”) pursuant to which Nordmark will establish a snake farm and purification facility for the supply of raw venom of the Malayan pit viper, the basis from which the Company’s Viprinex clinical trial material is made. Under the terms of the agreement, the Company made an initial payment of €1,000,000 (or approximately $1,225,000) to Nordmark in January 2006, and will make an additional payment of €750,000 (or approximately $906,000, as of March 31, 2006) when construction of the facility is completed, which is anticipated to occur in late 2006. The snake farm and purification unit will be owned and operated by Nordmark. In addition, the Company is required to reimburse Nordmark for certain operating expenses and make an additional payment of up to €2,250,000 (or approximately $2,717,000, as of March 31, 2006) for the facilities if, among other things, the Company abandons the development and/or commercialization of Viprinex before the end of 2010. The agreement will continue for a term of ten years, unless terminated earlier in accordance with its terms.

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

Currently, we receive revenues on the sales of one approved product, Memantine, and have one product candidate in clinical development, Viprinex®. The approved product, Memantine, is an orally dosed compound that is approved for the treatment of moderate-to-severe Alzheimer’s disease and is marketed in the United States and Europe by Merz Pharmaceuticals GmbH (“Merz”), with whom we have an agreement, through its marketing partners. As of March 31, 2006, we understand that Memantine was also being developed for the treatment of neuropathic pain by one of Merz’s marketing partners.

We are currently developing Viprinex for the treatment of acute ischemic stroke. In September 2005, we received regulatory approval to commence the first of two planned Phase III clinical trials for Viprinex and we commenced enrollment of the first patient in this trial during the quarter ending December 31, 2005. In March 2006, we announced the commencement of the second of the two planned Phase III clinical trials for Viprinex. We plan to build a sales organization to market and sell Viprinex in United States and intend to seek marketing partnerships in other regions of the world.

In November 2005, we completed the sale of our rights and assets related to XERECEPT, which we had been developing, to two subsidiaries of Celtic Pharma Holdings, L.P., (“Celtic”). Through March 2006, we had received payments of $25 million of the $33 million purchase price. We are entitled to receive up to an additional $15 million if and when certain development milestones are met. If XERECEPT is approved for commercialization, we will also receive royalties on sales outside the United States and will be eligible to receive profit-sharing payments on sales in the United States. The Celtic entities have assumed responsibility for the clinical development of XERECEPT, and we provide services to administer the continuing Phase III clinical trials within the United States, for which Celtic reimburses our development expenses.

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

Except for fiscal 2001, we have incurred significant losses each year since our inception. We expect to incur additional operating losses through at least fiscal 2007 as we continue our drug development efforts. Our development expenses were higher in the first three quarters of fiscal 2006 as a result of the costs associated with conducting clinical trials for XERECEPT and Viprinex. However, following the sale of our rights to XERECEPT, we are being reimbursed for the development costs incurred for this drug candidate, resulting in an estimated annual savings of approximately $6 million. Although we expect that the funds we have from the sale of XERECEPT will provide sufficient cash to fund our ongoing operations, including the two Phase III clinical trials for Viprinex, we may seek to raise additional capital as market conditions permit.

CRITICAL ACCOUNTING POLICIES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, if any, at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our accounting policies related to revenue recognition, research and development expenses, and valuation of acquisition-related, long-lived tangible and intangible assets to be critical.

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

We recognize revenue in accordance with EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” and SAB 104. EITF Issue 00-21 provides guidance for identifying multiple deliverables in arrangements for separate accounting.

Technology sale and collaboration services revenues represent fees received from Celtic under the Asset Purchase Agreement, dated September 19, 2005, and the Collaboration and Services Agreements, dated November 28, 2005 (see Note 2), related to XERECEPT. In accordance with EITF Issue 00-21, the asset sale together with the services we provide are treated as one unit of accounting. Accordingly, we are recording the total revenue from the sale of technology of $33 million ratably over the six-year term of the Collaboration Services Agreement beginning November 29, 2005. Fees for collaboration services provided by us are billed to Celtic based on actual internal and external expenses incurred to administer the clinical trials of XERECEPT on a monthly basis. Fees paid and related expenses are recognized as incurred. Potential future milestone payments and royalty-sharing payments will be recognized as earned, provided that payment is reasonably assured.

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

The assessment of the percentage of work completed that determines the amount of research and development expense that should be recognized in a given period requires significant judgment, and could have a material impact on our balance sheet and results of operations. Management applies judgment and bases its estimates with the benefit of historical experience with the development of similar drugs and with third-party contracts structured with similar performance and payment terms. While our historic estimates have been materially accurate, we recognize that estimates of expense incurred during current and future periods are determined largely by patient enrollment levels and related activities, which may vary from historic patterns. We monitor service providers’ activities to the extent possible in order to assess current enrollment levels and related activities; however, if we under- or overestimate activity levels associated with various studies at a given point in time, we could materially under- or over-estimate research and development expenses in future periods.

Valuation of Acquisition-related, Long-Lived Tangible and Intangible Assets

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

We assess the impairment of intangible and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is determined that the carrying value of intangible and long-lived assets might not be recoverable based upon the existence of one or more indicators of impairment, we would measure any impairment based on a projected discounted cash flow method if the undiscounted cash flows did not exceed the carrying value of such assets. No such impairment charges have been recorded to date. At March 31, 2006, we had $12,909,000 and $1,507,000 of net tangible and intangible long-lived assets, respectively. An impairment of our tangible or intangible long-lived assets could result in the recording of a material, non-cash expense in our consolidated statement of operations during the period in which such a charge could occur.

Stock-based compensation expense

Effective July 1, 2005 we adopted SFAS 123(R) using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS 123(R) adoption, we accounted for share-based payments under APB 25 and accordingly, generally recognized compensation expense related to stock options with intrinsic value and accounted for forfeitures as they occurred.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. We estimate the expected life of options granted based on the simplified method provided in SAB 107 for “plain vanilla” options. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Option-pricing models were developed for use in estimating the value of traded options, which are listed on organized exchange markets, that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded, listed options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on the Black-Scholes option valuation model and will never result in the payment of cash by us.

The guidance in SFAS 123(R) and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions.

RESULTS OF OPERATIONS

REVENUES

Quarter Ended March 31,		Increase From Period in Prior Year	Nine Months Ended March 31		Increase From Period in Prior Year
2006	2005	2006/2005	2006	2005	2006/2005
$ 4,605,000	$765,000	$3,840,000	$8,017,000	$1,977,000	$6,040,000

Revenues of $4,605,000 in the quarter ended March 31, 2006 increased by $3,840,000 over revenues of $765,000 in the same period of 2005. Our third quarter 2006 revenues consisted of $1,375,000 from the sale of our rights and interests in XERECEPT to Celtic, $1,366,000 from royalty fees from the commercial sales of Memantine by Merz, with whom we have an agreement, through its marketing partners in the United States and certain European countries, and $1,864,000 from the reimbursement of the direct expenses incurred for services provided to Celtic for administering the Phase III clinical trials of XERECEPT in the United States. We earned royalty fee revenue of $765,000 from the commercial sales of Memantine by Merz and its marketing partners in the United States and certain European countries during the quarter ended March 31, 2005.

Revenues of $8,017,000 in the nine months ended March 31, 2006 increased by $6,040,000 over revenues of $1,977,000 in the same period of 2005. Our 2006 revenues consisted of our recognition of $1,833,000 from the sale of our rights and interests in XERECEPT, royalty fees of $3,687,000 from the commercial sales of Memantine by Merz and its marketing partners in the United States and certain European countries, and $2,497,000 for the reimbursement of the direct expenses incurred for services provided to Celtic for administering the Phase III clinical trials of XERECEPT in the United States. Our revenue of $1,977,000 during the nine months ended March 31, 2005 consisted solely of royalty fees earned from the commercial sales of Memantine in the United States and certain European countries.

The sale of our rights, title and interests in XERECEPT is the type of transaction which, while similar to technology license sales by other companies in our industry, we do not anticipate to occur with the frequency that would enable us to estimate the recurrence of any such future event. During the quarter and nine months ended March 31, 2006, we recorded reimbursement revenue of $1,864,000 and $2,497,000, respectively, for administering the clinical trials of XERECEPT in the United States from November 29, 2005, the date of completing the sale. We anticipate that the expense reimbursement we receive may vary in future periods, but that, over the next several quarters, expenses are likely to be incurred at a rate that is comparable with that of the service period during the quarter ended March 31, 2006, and that we will be reimbursed for all of the direct expenses we incur in behalf of Celtic. Royalty revenues result from sales of Memantine by Merz and its marketing partners, who do not make anticipated future sales volumes available to us. Because we do not have this data for anticipated future sales volume, and because of the limited history of Memantine sales, we are currently unable to estimate future royalty revenues.

RESEARCH AND DEVELOPMENT EXPENSES

Quarter Ended March 31,		Increase From Period in Prior Year	Nine Months Ended March 31,		Increase From Period in Prior Year
2006	2005	2006/2005	2006	2005	2006/2005
$ 7,215,000	$3,135,000	$4,080,000	$15,740,000	$6,568,000	$9,172,000

Research and development expenses were $7,215,000 in the quarter ended March 31, 2006, and $1,864,000 of these expenses were reimbursed by Celtic, which is reported as Collaboration and services revenue for the period. Research and development expenses of $7,215,000 increased by $4,080,000 compared to expenses of $3,135,000 in the same period of 2005. The increase in research and development expenses of $4,080,000 resulted from an additional $3,183,000 of expenses incurred for the Phase III clinical trials of Viprinex, which commenced during November 2005, and an additional $897,000 of expenses for administering the continuing Phase III clinical trials for XERECEPT, which commenced in April 2004. The increase of $3,183,000 for Phase III clinical trials of Viprinex consisted primarily of $2,083,000 paid to clinical research organizations and consultants assisting with the trials, and included $622,000 of expenses to initiate the Phase III clinical trials outside of the U.S., and a non-recurring payment of $1,225,000 to Nordmark in January 2006 for the establishment of a snake farm and purification unit for the supply of raw venom of the Malayan pit viper. Additionally, the expenses related to Viprinex are greater due to compensation and expense for stock options in the total amount $191,000, reflecting a larger staff level to administer the trials, and $226,000 of amortization and depreciation of intangible and tangible assets acquired with the acquisition of Empire, which were partially offset by a reduction in manufacturing expense of approximately $627,000, as the manufacture of the clinical drug materials was substantially completed in prior quarters. The increase of $897,000 for administering the continuing Phase III clinical trials of XERECEPT consisted primarily of $255,000 paid to a clinical research organization and consultants assisting with the clinical trials, $284,000 for manufacturing of clinical drug materials, $268,000 for compensation and stock option expense for increased staff to administer the clinical trials, and legal expenses of $86,000 associated with negotiating agreements with multiple clinical trial sites in the United States and Canada. Research and development expense during the quarter ended March 31, 2006 includes approximately $125,000 of stock-based compensation expense.

Research and development expenses were $15,740,000 in the nine months ended March 31, 2006, and $2,497,000 of these expenses were reimbursed by Celtic, which is reported as Collaboration and services revenue for the nine-month period. Research and development expenses of $15,740,000 increased by $9,172,000 compared to expenses of $6,568,000 in the same period of 2005. The increase in research and development expenses of $9,172,000 resulted from an additional $6,553,000 of expenses incurred for the Phase III clinical trials of Viprinex, which commenced during November 2005, and $2,619,000 of expenses for administering the continuing Phase III clinical trials of XERECEPT, which commenced during April 2004. The increase of $6,553,000 in expenses incurred for the Phase III clinical trials of Viprinex consisted primarily of approximately $4,115,000 paid to a clinical research organization and consultants to assist with the trials, compensation and expense for stock options in the total amount of approximately $867,000 reflecting a larger staff level to administer the trials, the initial payment of $1,225,000 to Nordmark in January 2006 for the establishment of a snake farm and purification unit for the supply of raw venom of the Malayan pit viper, and $389,000 of amortization and depreciation of intangible and tangible assets acquired with the acquisition of Empire, which were partially offset by a decline of $283,000 in manufacturing expenses for clinical drug materials. The increase of $2,619,000 of expenses incurred for administering the continuing Phase III clinical trials of XERECEPT consisted primarily of approximately $1,108,000 for manufacturing of clinical drug materials, $556,000 paid to a clinical research organization and consultants assisting with the clinical trials, $650,000 for compensation and stock option expense for increased level of staff assisting with the clinical trials, and legal expenses of $222,000 associated with negotiating agreements with multiple clinical trial sites in the United States and Canada. Research and development expense during the nine months ended March 31, 2006, includes $268,000 of stock-based compensation expense.

During the quarter and nine months ended March 31, 2006, we recorded reimbursement revenue of $1,864,000 and $2,497,000, respectively, for administering the continuing Phase III clinical trials of XERECEPT in the United States from November 29, 2005 forward. We anticipate that the expense reimbursement we receive may vary in future periods, but that, over the next several quarters, expenses are likely to be incurred at a rate that is comparable with that of the service period during the quarter ended March 31, 2006, and that we will be reimbursed for all of the direct expenses we incur on behalf of Celtic. We anticipate that the research and development expenses for Viprinex will increase in future periods as the enrollment for the trials in the United States increases and as the trials are initiated in Europe, South Africa and Asia.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE

We acquired Empire in July 2004, in order to secure the worldwide rights to Viprinex, a late-stage perfusion therapy for use in ischemic stroke. The acquisition of Empire was recorded as a purchase of assets and, accordingly, the purchase price was assigned to all identified tangible and intangible assets. The terms of the merger agreement provided for a fixed and contingent payment schedule, requiring that we pay approximately one-half of the purchase price upon closing, and approximately one-half of the purchase price if and when pivotal Phase III clinical trials for Viprinex commenced. Accordingly, we paid the selling shareholders of Empire $12,669,000 on the date of the purchase in July 2004, consisting of common stock valued at $9,453,000, cash of $2,000,000, and incurred acquisition-related expenses of $1,216,000. Pivotal Phase III clinical trials for Viprinex commenced in November 2005, and we made the contingent payment to the Empire selling shareholders in the amount of $11,501,000, consisting of common stock valued at $9,501,000 and cash of $2,000,000, in November 2005. During the identification and valuation process made at the time of the acquisition, we determined that acquired in-process research and development associated with Viprinex had a fair value of $4,251,000 associated with the initial payment made in July 2004. When we made the contingent payment in November 2005, we determined that the acquired in-process research and development represented $3,865,000 of the contingent payment. At the date of the acquisition, the development of Viprinex had not reached technological feasibility and the in-progress research and development activities had no alternative future uses. Accordingly, the acquired in-process research and development expense of $4,251,000 associated with the initial payment of $12,669,000 was recorded as expense in the quarter ended September 30, 2004, and the acquired in-process research and development expense of $3,865,000 associated with the contingent payment of $11,501,000 made in November 2005, was charged to expense in the quarter ended December 31, 2005. We do not expect to incur similar expenses in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

Quarter Ended March 31,		Increase From Period in Prior Year	Nine Months Ended March 31,		Increase From Period in Prior Year
2006	2005	2006/2005	2006	2005	2006/2005
$ 1,393,000	$1,201,000	$192,000	$4,744,000	$3,222,000	$1,522,000

General and administrative expenses, which include operations of our corporate operations in California and administrative operations for our office in New Jersey, were $1,393,000 for the quarter ended March 31, 2006, which increased by $192,000 compared to expenses of $1,201,000 for the same period in 2005. The increase of $192,000 consisted primarily of approximately $72,000 of stock-based compensation expense for administrative staff and directors, approximately $81,000 for legal fees, and approximately $30,000 in facilities rent as the Company occupied larger space in both its California and New Jersey offices to accommodate the larger staff required for our continuing operations. General and administrative expense during the quarter ended March 31, 2006 includes approximately $72,000 of stock-based compensation expense.

General and administrative expenses for the nine months ended March 31, 2006, which include operations of our corporate operations in California and administrative operations for our office in New Jersey, were $4,744,000, which increased by $1,522,000 compared to expenses of $3,222,000 for the same period in 2005. The increase of $1,522,000 resulted primarily from approximately $739,000 of increased compensation expenses for a higher level of staff reflecting the Company’s increased level of operations, which includes stock-based compensation expense of $388,000 for administrative staff and directors, increased legal fees of $424,000 associated primarily with the negotiating and structuring of the agreements to sell XERECEPT to, and provide clinical trial services for, Celtic, an increase of $169,000 in audit-related professional fees, and an increase of $73,000 in facilities rent as the Company occupied larger space for each of its California and New Jersey offices. General and administrative expense during the nine months ended March 31, 2006, includes $388,000 of stock-based compensation expense.

We anticipate that we will incur general and administrative expenses in the foreseeable future at the same approximate level as with our current operations, except that we do not expect to incur expenses comparable to those that were incurred to negotiate and conclude the transaction with Celtic.

INVESTMENT INCOME (LOSS)

Quarter Ended March 31,		Increase From Period in Prior Year	Nine Months Ended March 31,		Increase From Period in Prior Year
2006	2005	2006/2005	2006	2005	2006/2005
$ 140,000	$109,000	$31,000	$228,000	$177,000	$51,000

Investment income of $140,000 and $228,000 in the quarter and nine months ended March 31, 2006 respectively, increased over the same periods of 2005, resulting primarily from losses on security sales during 2005 as market interest rates generally increased during the prior year as the Company’s held generally longer-term maturities compared with the maturity of securities held in the comparable current periods.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2006	June 30, 2005
Cash, cash equivalents, and investments	$15,926,000	$8,506,000
Working capital	18,017,000	5,290,000

	Nine Months Ended March 31,
	2006	2005
Cash provided by (used in):
Operating activities	$9,660,000	$(5,321,000
Investing activities	(899,000)	2,940,000
Financing activities	89,000	694,000

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

As of March 31, 2006, we had cash, cash equivalents and total investment securities available for sale of $15,926,000 which increased by $7,420,000 from cash, cash equivalents and total investment securities of $8,506,000 as of June 30, 2005 resulting principally from the cash proceeds from our sale of rights to XERECEPT and the receipt of royalty payments from Merz during the nine months ended March 31, 2006.

Cash Flows from Operating Activities

Our operations provided $9,660,000 of cash during the nine months ended March 31, 2006, resulting primarily from an increase in deferred revenue of $31,167,000 resulting from the sale of Xerecept, which was partially offset by the net loss of $16,234,000, not including the non-cash expenses of $3,865,000 for the charge-off of acquired in-process research and development expense, and $1,008,000 of amortization and depreciation and $656,000 of stock-based compensation. Cash flows from operating activities were also reduced by an increase of $9,863,000 in accounts and notes receivable, a reduction of $875,000 in accounts payable and accrued liabilities as we used cash to reduce these liabilities and an increase of $108,000 in prepaid expenses and other assets.

Cash Flows from Investing Activities

Investing activities used $899,000 of cash resulting primarily from the payment of $2,000,000 to the selling stockholders of Empire for the contingent acquisition payment made in November 2005, and from $315,000 for the purchase of property and equipment for our new office facilities in California and New Jersey. These uses of cash were partially offset by the sale and maturity of investment securities of $69,832,000, which exceed securities purchases of $68,416,000 by $1,416,000.

Cash Flows from Financing Activities

Financing activities provided $89,000 of cash during the nine months ended March 31, 2006, and consisted of the value of common stock that we issued for the exercise of options on our common stock and for common shares issued to the our employee stock purchase plan.

Our contractual commitments as of March 31, 2006 are summarized below by category in the following table.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,512,000	$310,000	$717,000	$485,000	—
Other long-term liabilities*	12,479,000	8,879,000	3,600,000	—	—

Total*	$13,991,000	$9,189,000	$4,317,000	$485,000	—

*	Includes $2,296,000 of commitments related to the development of XERECEPT, which will be reimbursed by Celtic when incurred, of which $1,837,000 is scheduled to be paid within one year, and $459,000 is scheduled to be paid within one to three years.

In January 2006, the Company entered into an agreement with Nordmark Arzneimittel GmbH & Co. KG (“Nordmark”) pursuant to which Nordmark will establish a snake farm and purification facility for the supply of raw venom of the Malayan pit viper, the basis from which the Company’s Viprinex clinical trial material is made. Under the terms of the agreement, the Company made an initial payment of €1,000,000 (or approximately $1,225,000) to Nordmark in January 2006, and will make an additional payment of €750,000 (or approximately $906,000, as of March 31, 2006) when construction of the facility is completed, which is anticipated to occur in late 2006. The snake farm and purification unit will be owned and operated by Nordmark. In addition, the Company is required to reimburse Nordmark for certain operating expenses and make an additional payment of up to €2,250,000 (or approximately $2,717,000, as of March 31, 2006) for the facilities if, among other things, the Company abandons the development and/or commercialization of Viprinex before the end of 2010. The agreement will continue for a term of ten years, unless terminated earlier in accordance with its terms.

In April 2006, the Company executed an amendment (the “Amendment”) to the Master Clinical Development Agreement between the Company and SCIREX Corporation (the “Agreement”). The Amendment significantly reduces the scope of services to be performed by SCIREX and reduces the Company’s aggregate financial obligations to Scirex under the Agreement from the originally contracted amount of approximately $9,815,000 to the revised amount of approximately $5,162,000

We believe that our available cash, cash equivalents and investment balances of $15,926,000 as of March 31, 2006, our $10 million credit facility, and payments of $4 million each that we expect to receive from Celtic on June 15, 2006 and January 15, 2007, together the reimbursement of the direct expenses we incur for administering the continuing Phase III clinical trials for XERECEPT, will provide adequate liquidity to fund our operations through at least the next twelve months. However, we may need to raise additional liquidity to fund our operations in periods thereafter. We may also need to raise funds as we seek to increase our product pipeline by the acquisition of, or investment in, complementary businesses, products and technologies. Accordingly, we may seek to raise additional funds when market conditions permit, including through the sale of up to $25 million of common stock pursuant to the shelf registration statement filed in February 2005. However, there can be no assurance that funding will be available or that, if available, it will be on acceptable terms.

Our future capital requirements will depend on a number of factors, including:

•	the amount of payments received from marketing agreements for Memantine;

•	the amount of royalties received from Merz for future sales of Memantine;

•	the receipts of payments pursuant to our agreements with Celtic;

•	the progress of our clinical development programs;

•	the time and cost involved in obtaining regulatory approval for Viprinex;

•	the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights;

•	the acquisition or licensing of new drug candidates;

•	competing technological and market developments;

•	our ability to establish collaborative relationships; and,

•	the development of commercialization activities and arrangements

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

If any of these risks of failure should materialize, we may be forced to make additional significant expenditures for further clinical trials or cease further development of the drug candidate. Additionally, these risks may affect our ability to enroll patients in our clinical trials and/or enroll sites to conduct our clinical trials. Because we are currently conducting much of the clinical development work ourselves for the Viprinex clinical trial, and yet have only limited resources and experience in these areas, we may be unable to successfully enroll sites and encourage patient enrollment. In any such case, our prospects would be harmed and our stock price could decline.

We are dependent on Merz and its marketing partners Forest and Lundbeck for the successful commercialization of Memantine.

From fiscal 2003 through March 31, 2006 we have received license fee and royalty payments totalling $11,552,000 from Merz related to our portion of payments received by Merz pursuant to its agreements with Forest Laboratories, Inc. (“Forest”) and H. Lundbeck A/S (“Lundbeck”), its marketing partners. Our share of marketing payments received by Merz from Forest and Lundbeck and royalties on Memantine sales made by Merz or its marketing partners, which depends, among other things, on the continuation of our research and marketing cooperation agreement with Merz and Children’s Medical Center Corporation (“CMCC”). Although Merz has received approval to market Memantine for Alzheimer’s disease in Europe, we are not entitled to receive royalty payments for Memantine sales for Alzheimer’s disease in certain European countries and any commercialization efforts in these markets would not directly benefit us. If Merz is unable to continue to successfully commercialize Memantine, or if Memantine is not commercialized for indications or in markets where we are entitled to royalty payments, our revenues would be adversely affected.

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

Merz or CMCC can terminate our research and marketing cooperation agreement upon six months’ notice in the event that Merz or its marketing partners do not continue to develop Memantine for neuropathic pain or another indication covered by the CMCC patents. We believe these conditions are currently being met. However, the termination of our agreement with Merz or any failure by Merz or its partners to successfully commercialize Memantine, could reduce or terminate our future royalties under the research and marketing cooperation agreement and would have a material adverse effect on our business, financial conditions and results of operations.

We are dependent upon the Celtic entities for the development and commercialization of XERECEPT.

In November 2005, we completed the sale of all our rights and assets related to XERECEPT to two newly-formed subsidiaries Celtic Pharma Holdings, L.P. Under the terms of the agreement, we are eligible to receive up to $15 million upon the achievement of certain regulatory objectives and are eligible to receive profit-sharing payments on sales of XERECEPT in the United States and royalties on any sales elsewhere in the world, if the product receives regulatory approval. However, because Celtic has assumed responsibility for the clinical development of XERECEPT throughout the world, our ability to receive these payments largely depends on Celtic. Although we will remain involved in the clinical development process, Celtic will control the design and execution of clinical trials and will oversee the final regulatory approval process and commercialization, if the product is approved. The clinical development and commercialization of a new drug candidate is complex and requires significant expertise and experience. If Celtic is unable to successfully develop and market XERECEPT, we may not receive the potential development milestone payments and the value of our potential future royalty and profit-sharing rights could be greatly diminished.

Since November 2005, a substantial portion of our revenues have been the reimbursements we receive from Celtic for our direct expenses in providing clinical development services related to XERECEPT. Under the terms of our services agreement with Celtic, those services could be reduced or in certain circumstances, such as our breach of the agreement or a change of control, terminated, which would adversely affect our revenues.

We have a history of losses and we may never achieve or maintain profitability.

We have experienced operating losses in every year since inception, other than in fiscal 2001, resulting from funding the development and clinical testing of our drug candidates. As of March 31, 2006, our accumulated deficit was approximately $76 million and we expect to continue to incur operating losses in the next several years as we continue our clinical trials for Viprinex and pursue potential acquisitions of complementary businesses, product candidates or technologies. To achieve profitability, we would need to generate significant additional revenue with a positive gross margin. Although we expect that our royalty revenues from the sales of Memantine will increase in future periods, these increases may not occur and, even if they do increase in line with our expectations, we do not expect that these increases will be sufficient to allow us to operate profitability at any time in the foreseeable future.

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

In January 2006, we entered into an agreement with Nordmark to build facilities to house and maintain our colony of Malayan pit vipers and to purify the snake venom. We have previously entered into agreements with Nordmark for the supply of the active pharmaceutical ingredient of Viprinex for our clinical trials and with Baxter Pharmaceutical Solutions LLC for the development, supply and packaging of the Viprinex product. Any difficulties in obtaining raw Malayan pit viper venom in necessary quantities and potencies or failure of these suppliers could delay our clinical trials and impede the development and commercialization of Viprinex.

Pursuant to our agreement with Celtic, we are required to supply XERECEPT for clinical trials. We have previously experienced delays obtaining the necessary clinical supplies of XERECEPT due to manufacturing difficulties. We may experience further delays in obtaining clinical supplies of XERECEPT, which could cause us to fail to meet our obligations to Celtic and delay the XERECEPT clinical trials.

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

In order to maintain sufficient cash and investments to fund future operations, we may need to raise additional capital. In August 2005, we obtained a $10 million revolving credit facility. We have received $25 million from Celtic through March 2006 and, pursuant to the terms of the promissory note issued by Celtic, are entitled to receive payments of $4 million on each of June 15, 2006, and January 15, 2007. While we believe that our availability liquidity is adequate to fund our operations for at least the next twelve months, we may seek to raise up to $25 million in additional capital over the next 12 to 24 months through various alternatives, including selling shares of our common stock.

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

We have periodically entered into various contractual arrangements with clinical research organizations (“CROs”), consultants, academic collaborators, and others, and we are dependent upon the level of commitment and subsequent success of these outside parties in performing their responsibilities. Certain of these agreements may place significant responsibility on the collaborator, or contractor for pre-clinical testing and human clinical trials and for preparing and submitting submissions for regulatory approval for potential products on the collaborator, licensor or contractor. In the quarter ended June 30, 2005, we entered into an agreement with SCIREX Corporation, a CRO, for the design and management of our anticipated Phase III clinical trials for Viprinex. Although we amended the agreement in April 2006 to significantly reduce scope of the services to be provided by SCIREX, we are still dependent on them for services to some degree for the success of our ongoing clinical trials for Viprinex. Recently, we have retained several clinical research associates (“CRAs”) as consultants to oversee the Viprinex clinical trials and we expect to hire additional CRAs over the next few months. If SCIREX, these CRAs or any other collaborator, licensor or contractor fails to perform, the clinical development of Viprinex could be delayed and our business, financial conditions and results may be adversely affected.

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

Following our acquisition of Empire Pharmaceuticals in July 2004, we have expanded our management team, adding Stephen J. Petti as Vice President, Product Development, David E. Levy as Vice President, Clinical Development, Jonathan R. Wolter as Vice President and Chief Financial Officer and Karl G. Trass as Vice President, Regulatory Affairs. In October 2005, Mr. Petti informed the Company of his intention to resign as an officer and employee of the Company for personal reasons, which resignation is expected to be effective as of June 30, 2006. We are currently seeking to fill other management level positions. Changes in our management team can be disruptive to our business and, if our management team cannot work together effectively, our ability to manage our business will suffer.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of March 31, 2006, the fair value of our cash, cash equivalents and investments was $15.9 million and 95% of our cash equivalents and investment portfolio will mature in one year or less. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

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

In April 2006, the Company executed an amendment (the “Amendment”) to that certain Master Clinical Development Agreement, dated May 31, 2005, between the Company and SCIREX Corporation (the “Agreement”). The Amendment reduces the scope of the clinical development services to be performed by SCIREX, amends certain pricing terms and reduces the Company’s aggregate financial obligations under the Agreement from approximately $9.8 million to $5.2 million. The Company will assume direct responsibility for certain clinical development activities relating to Viprinex previously to be provided by SCIREX under the Agreement.

ITEM 6.	EXHIBITS

10.1	Consultancy Services Agreement, dated February 16, 2006, between Neurobiological Technologies, Inc. and S & P Pharmatest Management GmbH

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: May 10, 2006	/s/ Paul E. Freiman
Paul E. Freiman President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Jonathan R. Wolter
Jonathan R. Wolter Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)