Form 10-K
period 2006-06-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2006-11-06
CIK 918112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Common stock, $.001 Par Value

Preferred Share Purchase Rights

(Title of Class)

Indicated by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of October 31, 2006, the issuer had outstanding 29,558,429 shares of common stock.

The aggregate market value of the shares of common stock held by non-affiliates as of December 31, 2005, the registrant’s most recently completed second fiscal quarter, was approximately $91,536,000 based upon the last sale price of the issuer’s common stock reported on The NASDAQ SmallCap Market on that date.

Explanatory Note

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended June 30, 2006 includes restated audited consolidated financial statements for the fiscal year ended June 30, 2005 and restated unaudited condensed consolidated financial statements for the quarters ended September 30, 2004 through March 31, 2006. This restatement of financial information results from errors that were identified with respect to accounting for acquisition costs assigned to certain tangible assets, intangible assets and in-process research and development acquired in connection with the Registrant’s acquisition of Empire Pharmaceuticals, Inc. in July 2004 (the “Restatement”). The effects of the Restatement on fiscal 2005 are shown in our consolidated financial statements included in this Annual Report on Form 10-K, and in particular Notes 1 and 2 thereto. The effects of the Restatement on the quarters ended September 30, 2004 through March 31, 2006 are shown in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

PART I.

ITEM 1.  BUSINESS

This report contains forward-looking statements. These forward-looking statements are based on our current expectations about our business and industry. In some cases, these statements may be identified by terminology such as “may,” “will”, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in this report under Item 1A.—”Risk Factors.” Except as may be required by law, we do not intend to update any forward-looking statement to reflect events after the date of this report.

OVERVIEW

Neurobiological Technologies, Inc. (“NTI®,” “we,” “our” or the “Company”) is a biotechnology company engaged in the business of acquiring and developing central nervous system (CNS) related drug candidates. The Company is focused on therapies for neurological conditions that occur in connection with ischemic stroke, brain cancer, Alzheimer’s disease and dementia.

Our strategy has been to in-license and develop later stage drug candidates that target major medical needs and that can be rapidly commercialized. Our experienced management team oversees the human clinical trials necessary to establish preliminary evidence of efficacy, and we have sought partnerships with pharmaceutical and biotechnology companies for late-stage development and marketing of our product candidates. We anticipate that we will continue to acquire and develop multiple late-stage CNS products and will develop the resources to market these products in selected world regions.

We have one product candidate in clinical development, Viprinex® (ancrod). We are currently developing Viprinex for the treatment of acute ischemic stroke. In September 2005, we received regulatory approval to commence the first of two planned Phase III clinical trials for Viprinex, and we commenced enrollment of the first patient in this trial in November 2005. We began the second Phase III trial of Viprinex in March 2006. If Viprinex is approved for commercial sale, we plan to build a sales organization to market and sell Viprinex in United States and may seek marketing partnerships in other regions of the world.

In November 2005, we sold our worldwide rights and assets related to XERECEPT®, a compound for the treatment of peritumoral brain edema, or brain swelling associated with brain tumors, which we had been developing, to two subsidiaries of Celtic Pharma Holdings, L.P., or Celtic. Through June 2006, we had received payments of $29 million of the $33 million purchase price. We will receive the remaining $4 million in January 2007; our right to receive this payment is not contingent upon the occurrence of any future events. We are also entitled to receive up to an additional $15 million in payments upon the achievement of certain regulatory objectives, and, if XERECEPT is approved for commercial sale, we are entitled to receive profit-sharing payments on sales in the United States and royalties on sales elsewhere in the world. Under a collaboration and services agreement entered into in November 2005 with one of the Celtic subsidiaries, we continue to administer and procure third-party Phase III clinical development services in the United States related to XERECEPT, in exchange for Celtic’s reimbursement of expenses incurred by us.

Currently, we receive revenues on the sales of one approved product, Memantine, an orally dosed compound that is approved for the treatment of moderate-to-severe Alzheimer’s disease and is marketed in the United States and Europe by Merz Pharmaceuticals GmbH and its marketing partners.

Except for fiscal 2001, we have incurred significant losses each year since our inception. We expect to incur additional operating losses at least through fiscal 2007 as we continue our product development efforts. Our development expenses were higher in fiscal 2006 as a result of the commencement of clinical trials for Viprinex, and we expect development costs for Viprinex in fiscal 2007 to be significantly higher than in fiscal 2006 as the number of clinical sites and patients enrolled in the trials are expected to increase significantly. Since the sale of our worldwide rights and assets related to XERECEPT to two subsidiaries of Celtic, we are being reimbursed by Celtic for the development costs incurred for this drug candidate. Although we expect that the funds we have received from the sale of XERECEPT, the $4 million payment due from Celtic in January 2007, our royalties from sales of Memantine and our $10 million credit facility will provide sufficient cash to fund our ongoing operations at least through June 30, 2007, including two Phase III clinical trials for Viprinex, we may seek to raise additional capital as market conditions permit. However, the amount of money we can access from our credit facility may be limited based on certain liquidity covenants, and there can be no assurance that funding will be available or, if available, that it will be available on acceptable terms. If we are not able to raise adequate funds, and our revenues are lower than expected or our operating expenses are higher than expected, we may be required to delay, scale back or terminate our clinical trials or to obtain funds by entering into arrangements with collaborative partners or others.

VIPRINEX®

In July 2004, upon our acquisition of Empire Pharmaceuticals, Inc., or Empire, we acquired the exclusive worldwide rights to Viprinex (ancrod), which is a late-stage reperfusion therapy for use in the treatment of acute ischemic stroke, a life-threatening condition caused by the blockage of blood vessels supplying blood and oxygen to portions of the brain. A reperfusion therapy is a treatment, and in this case a biologic, that seeks to break up the blood clot causing the stroke and enable normal blood flow to return to the affected areas of the brain. Empire acquired the exclusive worldwide rights to Viprinex in a royalty-bearing license from Abbott Laboratories, or Abbott, in March 2002. Viprinex was being developed by Knoll AG prior to its acquisition by Abbott in 2001. In November 2005, we commenced enrollment in the first of two 650 patient Phase III clinical trials of Viprinex for the treatment of ischemic stroke. We began the second Phase III trial of Viprinex in March 2006. In August 2006, we announced that we had completed the U.S. site selections for the first clinical trial. Enrollment in the trials has been slow, and we continue to seek means to increase enrollment. Due to delays in patient enrollment, we now expect that the trials will be completed in calendar 2008. These trials use a new dosing regimen that is designed to optimize efficacy and improve safety when compared to previous clinical experience with Viprinex. Knoll evaluated Viprinex in approximately 2000 stroke patients.

XERECEPT®

We have developed XERECEPT, a synthetic preparation of the natural human peptide, Corticotropin-Releasing Factor, as a potential treatment for peritumoral brain edema, or brain swelling due to brain tumors. In April 1998, XERECEPT received orphan drug designation for this indication from the FDA. Orphan drug designation provides the first product approved for a given indication with seven years of market exclusivity and makes the recipient eligible to receive Orphan Drug Grants to fund clinical research. However, if a competing product receives U.S. Food and Drug Administration, or FDA, approval for peritumoral brain edema before XERECEPT is approved, then that product would receive seven years of market exclusivity for this indication.

In April 2004, we began enrollment in one of the two planned pivotal Phase III trials of XERECEPT for peritumoral brain edema needed for the submission of a new drug application, or NDA. This trial has a target enrollment of 200 patients and is expected to be completed in calendar 2007. An interim analysis of this first trial is expected to be completed by the first quarter of calendar 2007. The second pivotal trial began in February 2006 and is currently designed to enroll 120 patients. Enrollment in this second trial has gone slowly, and we and Celtic are considering regulatory options. We are also conducting an extended-use trial, where patients completing one of the other two Phase III trials can elect to continue to receive XERECEPT.

In November 2005, we sold all of our worldwide rights and assets related to XERECEPT to two subsidiaries of Celtic. Pursuant to that agreement, we received a total of $20 million in November 2005, $5 million in January 2006, and $4 million in June 2006. We will receive the remaining balance of $4 million in January 2007. We are also entitled to receive up to an additional $15 million in payments upon the achievement of certain regulatory objectives, and, if XERECEPT is approved for commercial sale, we are entitled to receive profit-sharing payments on sales in the United States and royalties on sales elsewhere in the world. We also entered into a collaboration and services agreement with Celtic, pursuant to which we provide certain services in connection with the development of XERECEPT, with the Celtic entities reimbursing us for our direct costs.

MEMANTINE

In April 1998, we entered into a strategic research and marketing cooperation agreement with Merz Pharmaceuticals GmbH, or Merz, and Children’s Medical Center Corporation, or CMCC, to further the clinical development and commercialization of Memantine. Pursuant to this agreement, we have the right to share in revenues from worldwide sales of Memantine for Alzheimer’s disease and any future sales for indications covered by the CMCC patents, which include AIDs-related dementia and neuropathic pain. However, we do not receive royalties on Merz’s sales of Memantine for dementia or for Alzheimer’s disease in certain countries where Merz had pre-existing marketing or other commercial arrangements, including Japan, Korea and China; Germany, Italy, Spain and several other smaller European markets, and much of Latin America, excluding Brazil. We have no significant ongoing obligations under the agreement and rely on Merz and its marketing partners for the commercialization of Memantine for Alzheimer’s disease and for the clinical development of Memantine for other indications.

In June 2000, Merz entered into agreements with Forest Laboratories, Inc., or Forest, for the development and marketing of Memantine in the United States for the treatment of Alzheimer’s disease and the indications covered by the CMCC patents. In August 2000, Merz entered into a strategic license and cooperation agreement with H. Lundbeck A/S, or Lundbeck, of Copenhagen, Denmark, for the further development and marketing of Memantine for the treatment of Alzheimer’s disease and the indications covered by the CMCC patents. Lundbeck acquired exclusive rights to Memantine in certain European markets, Canada, Australia and South Africa, as well as semi-exclusive rights to co-market Memantine with Merz in other markets worldwide, excluding the United States and Japan, where Merz has granted development rights to Forest and Daiichi Suntory Pharma

Co., Ltd., or Suntory, respectively. While we are not a party to any of these agreements, we are entitled to receive a share of the license fees and royalties Merz receives from Forest, Lundbeck and Suntory pursuant to our strategic research and marketing cooperation agreement with Merz and CMCC.

In May 2002, Merz announced that Memantine (Axura®) was approved by the regulatory authorities in the European Union for the treatment of Alzheimer’s disease. In October 2003, Forest announced that Memantine (Namenda®) was approved by the FDA for the treatment of moderate to severe Alzheimer’s disease.

During the period from August 2002 to June 30, 2006, we have received total license fee and royalty payments of $19.2 million from Merz on sales of Memantine. Subsequent to our fiscal year end on June 30, 2006, we received an additional $1.6 million in royalty payments on sales of Memantine.

MATERIAL AGREEMENTS

Set forth below is a summary of the principal terms of our material agreements relating to Viprinex, XERECEPT and Memantine. These agreements have been filed as exhibits to our periodic reports and the following summaries are qualified by the text of these agreements, copies of which are available through our website.

Abbott Laboratories

In July 2004, upon our acquisition of Empire, we acquired the rights to an exclusive license from Abbott for Viprinex. Under this license, we have the exclusive worldwide rights to Viprinex for all human therapeutic indications.

Pursuant to the license from Abbott, we have an obligation to use commercially reasonable efforts to develop Viprinex for the treatment of ischemic stroke and, if Viprinex receives regulatory approval from the FDA, to market the product for that indication. We will be required to make milestone payments of up to an aggregate of $2,000,000, consisting of payments of (i) $500,000 upon receiving regulatory approval in the United States and (ii) $500,000 upon first approval in each of Europe, Latin America and Asia. We will also be required to make royalty payments to Abbott based on worldwide Viprinex sales. Our royalty obligations will terminate on a country-by-country basis as the applicable patents for Viprinex expire in each applicable country, which will generally occur between 2009 and 2017 depending on the patent and the country. To date, we have made no payments to Abbott under this agreement. Prior to our acquisition of the rights to Viprinex in July 2004, Empire had paid Abbott a total of $500,000 in license fees under this agreement.

The agreement will continue until terminated by either party. Abbott has the right to terminate the agreement only in the event of our breach, and we have the right to terminate the agreement for our convenience upon providing 90 days’ notice.

Other Agreements Related to Viprinex

In January 2006, we entered into an agreement with Nordmark Arzneimittel GmbH & Co. KG, or Nordmark, which was amended in March 2006, pursuant to which Nordmark will establish a snake farm and a purification unit for the supply of raw venom of the Malayan pit viper, the starting material for Viprinex. The agreement calls for both NTI and Nordmark to fund this effort. Under the agreement, we are obligated make payments to Nordmark of €2.0 million (or approximately $2.5 million) towards the costs of the snake farm and purification unit, which will be owned and operated by Nordmark. We are also obligated to pay Nordmark for certain operating costs until the commercialization of Viprinex. If, among other things, we abandon the development and/or commercialization of Viprinex before the end of 2010, we will be required to reimburse Nordmark for certain operating costs and make an additional payment of up to €2.8 million (or approximately $3.6 million). The agreement also calls for us to pay for certain fully burdened costs and certain other expenses that total €5.3 million (or approximately $6.7 million). Through June 30, 2006, we have paid €1.1 million (or approximately $1.4 million). Our outstanding contractual commitment to Nordmark under this contract is €6.2 million (or approximately $7.8 million) including a payment of €1.0 million (or approximately $1.2 million), which we expect to occur by December 2006.

In March 2005, we entered into a supply agreement with Nordmark, pursuant to which Nordmark supplies us with the active pharmaceutical ingredient, or API, of Viprinex. Pursuant to this agreement, we paid Nordmark €400,000 (or approximately $511,000) to purchase equipment for the development and manufacture of Viprinex. For the supply of the API, we are required to make periodic payments over the term of the contract totaling €7.3 million (or approximately $9.4 million) as work is performed, of which €3.5 million (or approximately $4.5 million) has been paid as of June 30, 2006. The agreement will continue until 2019, unless terminated earlier in accordance with the terms of the agreement.

In June 2005, we entered into a drug product development and clinical supply agreement with Baxter Pharmaceutical Solutions, LLC, or Baxter, pursuant to which we engaged Baxter to aseptically fill and package our Viprinex product into its finished form for development and clinical use. The term of the agreement will continue until Baxter completes product production, which is expected to be in August 2008, and the estimated amount payable by us pursuant to this agreement is approximately $834,000.

In June 2005, we entered into an agreement with SCIREX Corporation, or SCIREX, pursuant to which SCIREX serves as the clinical research organization supporting our Phase III clinical program for Viprinex. This agreement was amended in April 2006 and the scope of services to be performed by SCIREX was significantly reduced. The agreement, as amended, provides for aggregate payments to SCIREX of approximately $6.8 million over the term of the agreement, which will end upon the completion of the project in 2008 based on our current estimates.

In February 2006, we entered into an agreement with S&P Pharmatest Management GmbH, or S&P, pursuant to which S&P serves as the clinical research organization supporting our Phase III clinical program for Viprinex in certain European countries. The agreement provides for aggregate payments to S&P of €3.6 million (or approximately $4.6 million including pass-through costs) over the term of the agreement, which will end upon the completion of the project, which is expected to occur in 2008 based on our current estimates.

Celtic Pharma Holdings, L.P.

In November 2005, we sold our worldwide assets and rights related to XERECEPT, a Phase III clinical compound for the treatment of peritumoral brain edema, to two subsidiaries of Celtic Pharma Holdings L.P., or Celtic. Under the terms of this agreement, we received $20 million upon completion of the sale, $5 million in January 2006 and $4 million in June 2006, and we will receive an additional $4 million in a non-contingent payment in January 2007. We are also entitled to receive up to an additional $15 million in payments upon the achievement of certain regulatory objectives, and if, XERECEPT is approved for commercial sale, we are entitled to receive profit-sharing payments on sales of XERECEPT in the United States and royalties on sales elsewhere in the world.

In connection with our sale of assets and rights related to XERECEPT, we entered into a collaboration and services agreement in November 2005 with one of the Celtic subsidiaries. Under this agreement, we continue to administer and procure third-party Phase III clinical development services in the United States related to XERECEPT, in exchange for reimbursement of such expenses incurred by us. The agreement expires in November 2011 unless earlier terminated by the parties in accordance with its terms.

Merz Pharmaceuticals GmbH

Pursuant to our 1998 strategic research and marketing cooperation agreement with Merz Pharmaceuticals GmbH, or Merz, and Children’s Medical Center Corporation, or CMCC, we gave up the rights previously exclusively licensed to us by CMCC to patents covering Memantine for the treatment of indications including neuropathic pain and AIDs-related dementia, and CMCC licensed those rights to Merz. In exchange, we and CMCC are entitled to share in revenues from sales of Memantine in the United States and certain other countries for Alzheimer’s disease and any future sales from indications covered by the CMCC patents. Through June 30, 2006, we have received approximately $19.2 million from Merz under this agreement.

We have no significant ongoing obligations under the agreement and rely on Merz and its marketing partners for the commercialization of Memantine for Alzheimer’s disease and for the clinical development of Memantine for other indications. In the event that we were to conduct any further research and development on Memantine or derivatives of Memantine during the term of the agreement, Merz would have the right to license any inventions resulting from such research and development, and we and Merz would be required to negotiate in good faith the payment to us of a share of the revenues received by Merz from the commercialization and marketing of any such products. Currently, we have no plans to develop Memantine that would trigger these obligations.

The agreement will expire on a country-by-country basis on the later of ten years after the first commercial sale of a covered product or the last to expire patent covering products in that country. Merz or CMCC can terminate the agreement upon six months’ notice in the event that Merz or its marketing partners do not continue to develop Memantine for neuropathic pain or another indication covered by the CMCC patents.

PRODUCT DEVELOPMENT STATUS SUMMARY

The following table summarizes the development status of Viprinex and XERECEPT. These product candidates are based on new technologies and therefore are subject to numerous inherent risks of failure. The results of the clinical trials summarized below are not conclusive, and early evidence of safety and/or efficacy may not be supported by subsequent clinical trials. Further, no definitive conclusions regarding safety or efficacy can be obtained until the FDA approval process is complete. For more information on the approval process and risks of drug development, please refer to “—Government Regulation” below and Item 1A— “Risk Factors.”

Product/Indication	Development Status	Primary Benefit Sought
VIPRINEX®

Acute Ischemic Stroke	Phase III study completed in U.S. by Knoll AG in 1998 with positive results. Phase III trial in Europe was halted in March 2000 by Knoll AG due to lack of efficacy and intracranial hemorrhaging. We have commenced two Phase III trials using a new dosage regimen.	Reperfusion to restore blood flow and oxygen to affected portions of the brain during ischemic stroke.

XERECEPT® (CORTICOTROPIN-RELEASING FACTOR)

Peritumoral Brain Edema	We are conducting two pivotal Phase III trials for Celtic Pharma Holdings, L.P., which acquired the rights to XERECEPT from us in November 2005. We are also conducting for Celtic an extended-use trial for patients who complete one of the two other Phase III trials and who wish to continue receiving XERECEPT.	Stabilization or improvement of neurological function with substantial dexamethasone sparing.

Viprinex

Viprinex was studied in more than 2,000 patients in various clinical studies in the U.S. and Europe by Knoll AG, before Knoll’s acquisition by Abbott. We believe that Viprinex has the potential to at least double the available treatment window following the onset of stroke symptoms. Currently, the only available therapy for stroke must be administered within the initial three hours, significantly limiting the number of patients that may be treated.

One of the primary goals for the treatment of acute ischemic stroke is improving blood flow through a blocked vessel so that the flow of oxygen and nutrient supply to brain tissue is not interrupted or compromised. Brain tissue starved of oxygen can cause loss of neurological function, such as speech and mobility. Fibrinogen, a protein involved in blood clotting, has been known to contribute to high blood viscosity, which in turn may impede blood flow to critical regions of the brain. Thus, an agent that reduces fibrinogen levels may significantly impact stroke treatment.

Derived from the venom of the Malayan pit viper, Viprinex is a thrombin-like enzyme that is highly specific to fibrinogen. When administered systemically, Viprinex has been shown to rapidly deplete plasma fibrinogen (it is a defibrinogenating agent). The effects are anticoagulation, improved blood viscosity and a secondary fibrinolytic or clot lysing action. Combined, these effects constitute a reperfusion strategy that appears to restore and enhance oxygen flow to the affected area of the brain. Studies have shown that, in patients receiving Viprinex within six hours of stroke onset, blood viscosity is progressively reduced by 20-30% from pretreatment levels, resulting in improved blood flow and microcirculation. After stopping treatment with Viprinex, viscosity levels have been shown to return to pretreatment levels very slowly, within about 10 days.

Product Development Status

Ischemic Stroke

According to the American Stroke Association, every 45 seconds someone in the United States suffers a stroke, and every three minutes someone dies of one. Stroke is the nation’s third leading cause of death after diseases of the heart and all forms of cancer and is the leading cause of serious, long-term disability.

A stroke occurs when a blood vessel that carries oxygen and nutrients to the brain is either blocked (ischemic) by a clot or ruptures (hemorrhagic). When the tissues are deprived of needed blood they begin to die, affecting various parts of the body and causing paralysis, speech and vision impairment and other problems. It is estimated that less than ten percent of stroke patients are suitable for current therapies and less than five percent actually receive treatment.

Knoll AG completed a randomized, double-blind, placebo-controlled Phase III clinical study in the United States in 1998 to evaluate the safety and efficacy of Viprinex given within three hours after the onset of acute, ischemic stroke in 500 patients. In that study, Viprinex was shown to be effective in preserving neurological function in this patient population. A separate randomized, double-blind, placebo-controlled Phase III study in Europe enrolling patients within six hours of onset of acute ischemic stroke was stopped by Knoll AG after a planned interim analysis indicated lack of efficacy and increased incidence of intracranial hemorrhage. We believe that the higher dosing levels in the European trial and the use of protocol criteria that permitted entry of patients at higher risk of hemorrhage contributed to the trial’s failure. We commenced enrollment in two Phase III clinical trials in September 2005 and March 2006 to evaluate a revised dosage strategy, which we believe will confirm the results of the U.S. trial. These trials are expected to enroll a total of 650 patients each and to be completed in calendar 2008. Although this revised dosing strategy has been designed to optimize safety and efficacy, the earlier results suggesting that Viprinex may be safe and effective may not be supported by these new clinical trials.

XERECEPT (Human Corticotropin-Releasing Factor)

XERECEPT is a synthetic preparation of the human peptide Corticotropin-Releasing Factor, or hCRF, that is being developed as a potential treatment for brain swelling due to brain tumors (peritumoral brain edema). There is clinical evidence that XERECEPT may be a safer treatment than synthetic corticosteroids, which are associated with serious adverse side effects including muscle wasting, weight gain, immunosuppression, osteoporosis, hyperglycemia, glaucoma and psychosis. Results from pre-clinical studies and pilot human clinical trials have demonstrated the compound’s potential to reduce swelling in brain tissue and to be well-tolerated. XERECEPT appears to have the potential to significantly improve the quality of life for brain cancer patients with dysfunction due to brain swelling. However, the compound’s safety and efficacy have not yet been established or approved by the FDA, and subsequent clinical trials may not support the earlier findings. In the United States, approximately 30,000 patients are diagnosed every year with primary brain tumors, and 120,000 with metastatic brain tumors. Patients with this condition are in need of a safe alternative to corticosteroids, which have serious adverse effects at the high, chronic doses required for efficacy. The FDA has granted an orphan drug designation for XERECEPT to treat this unmet medical need. Orphan drug designation provides the opportunity for a company to obtain seven years of market exclusivity if it is the first to gain approval for a particular indication and makes a company eligible to receive orphan drug grants to fund clinical research.

hCRF is a natural neuroendocrine peptide hormone found in humans both centrally (within the brain) and peripherally (outside the brain). Researchers discovered anti-edema effects of hCRF through systemic administration. Additionally, XERECEPT has been shown to have anti-neoplastic properties. Research by our scientific collaborators has revealed that XERECEPT significantly reduces edema, or swelling of damaged tissue, in animal models. Edema is a condition characterized by swelling after tissue injury when fluid, plasma proteins, and white blood cells flow from small blood vessels into the surrounding tissues, further contributing to the destruction of these tissues. Pre-clinical studies have shown that XERECEPT reduces the flow of fluid through blood vessels at sites of traumatic tissue injury. Specifically, these studies have shown that XERECEPT injected systemically into animals can reduce brain edema after injury, brain edema associated with cancer tumors, and swelling in muscle tissue following surgical trauma.

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

Potential benefits of hCRF in patients with brain tumors have been demonstrated in laboratory testing. To date six pre-clinical studies with Corticotropin-Releasing Factor, or CRF, have demonstrated an anti-cancer effect by inhibiting new cell growth. One publication has shown that CRF induces programmed cell death, which may represent one of the underlying mechanisms for the anti-neoplastic effects observed with CRF. It is of interest to note that dexamethasone, the drug of choice for peritumoral brain edema, has been shown to interfere with this programmed cell death in malignant glioma (brain) cells, making them less resistant to chemotherapy and radiation. However, these data are laboratory findings and may have no similar effects in the clinic. XERECEPT is not being developed as an anti-cancer agent.

Although endogenous hCRF is involved in stimulating the release of natural corticosteroids, studies sponsored by us have shown that XERECEPT exerts its anti-edema action independent of cortisol release when administered systemically.

Based on the pharmacologic profile of XERECEPT, there is evidence that the compound may be efficacious without many of the adverse side effects associated with current corticosteroid therapies. Recently completed three month animal toxicity studies with XERECEPT support the concept of reduced side effects with XERECEPT over standard corticosteroid therapy. There is also evidence that XERECEPT may enhance radiation therapy, whereas cortisols appear to interfere with this conventional brain tumor therapy. To date, XERECEPT has been safely administered to several hundred healthy volunteers and patients according to numerous studies published by third parties. In human clinical trials sponsored by us, XERECEPT was well tolerated and appeared to be safe in more than 230 courses of treatment. These findings are only preliminary, and the apparent safety and efficacy of XERECEPT may not be supported by subsequent clinical trials.

In April 2004, we began enrollment in one of the two planned pivotal Phase III trials of XERECEPT for peritumoral brain edema needed for the submission of a new drug application, or NDA. This trial has a target enrollment of 200 patients and is expected to be completed in calendar 2007. The second pivotal trial began in February 2006 and is currently designed to enroll 120 patients. Enrollment in this second trial has gone slowly, and we and Celtic are considering regulatory options. We are also conducting an extended-use trial, where patients completing one of the other two Phase III trials can elect to continue to receive XERECEPT.

In November 2005, we sold our worldwide rights to XERECEPT and related assets to two subsidiaries of Celtic. Pursuant to a collaboration and services agreement with one of the Celtic subsidiaries, we are conducting the XERECEPT clinical trials for Celtic. See “Material Agreements—Celtic Pharma Holdings, L.P.”

MEMANTINE

Memantine is one of a class of agents referred to as NMDA receptor antagonists. Scientific research has indicated that modulating the NMDA receptor may protect against the neuronal impairment and death associated with chronic neurodegenerative diseases, including Alzheimer’s disease, Huntington’s disease, neuropathic pain and dementia. Memantine has been marketed for moderate-to-severe dementia and Alzheimer’s disease in Europe by Merz as Axura® and by Lundbeck as Ebixa® since May 2002 and in the United States by Forest as Namenda® since October 2003.

Forest has conducted three placebo-controlled studies of Memantine in either mild-to-moderate or moderate-to-severe Alzheimer’s disease. In June 2003, Forest announced that one of these trials did not demonstrate statistically significant effects on cognitive or global outcomes compared to control. This trial combined Memantine with acetyl cholinesterase inhibitors for mild-to-moderate Alzheimer’s disease. In an additional trial, patients with moderate-to-severe Alzheimer’s disease who received the combined therapy of Memantine with the acetyl cholinesterase inhibitor donepezil showed greater cognitive, functional, global and behavioral benefits over those with donepezil alone. These results were published in the “Journal of the American Medical Association,” or JAMA, a peer review journal, in January 2004. In January 2004, Forest announced positive results of a Phase III study using Memantine as a monotherapy in mild-to-moderate Alzheimer’s disease. Forest is seeking approval for Memantine for a mild-to-moderate indication.

We conducted the first pivotal trial of Memantine for the treatment of neuropathic pain with an enrollment of 400 patients and reported positive results in January 2000. In July 2001, Forest initiated the second of two trials necessary for registration of an NDA for Memantine for the treatment of neuropathic pain. In May 2003, Forest announced that Memantine had failed to demonstrate a statistically significant difference versus placebo with regard to the primary endpoint of this trial. In October 2003, Forest announced the resumption of its clinical development of Memantine for the neuropathic pain indication with an expanded clinical program to examine various neuropathic pain conditions at different dosages. We have recently been informed by Forest and Merz that they do not plan to pursue further development of Memantine for neuropathic pain. As a result, we, Merz and CMCC are discussing options for the development of Memantine for the indications covered by the CMCC patents. See “Material Agreements—Merz Pharmaceuticals GmbH.”

COMPETITION

Competition in the biopharmaceutical industry is intense and is expected to increase. There are other therapies under development for each of our therapeutic targets, and the development and sale of drugs for the treatment of the therapeutic targets that we and our collaborative partners are pursuing is highly competitive. Specifically, we face known competition from the following companies for each of the indications listed below.

Indication	Principal known competing products and competitors

Acute ischemic stroke (Viprinex)	Activase® (alteplase, recombinant) — Genentech, Inc.

Peritumoral brain edema (XERECEPT)	Decadron® (dexamenthasone) — Merck & Co. Inc.

Alzheimer’s disease (Memantine)	ARICEPT® (donepezil HCI) — Eisai Inc. and Pfizer Inc. Exelon® (rivastigmine tartrate) — Novartis Reminyl® (galantamine HBr) — Janssen Pharmaceutica

Neuropathic pain (Memantine)	Neurontin® (gabapentin) — Parke-Davis Cymbalta® (duloxetine HCI) — Lilly Lyrica® (pregabalin) — Pfizer, Inc.

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

Pursuant to our agreements with Celtic, we are required to continue to supply XERECEPT for clinical development. We currently have single source supply arrangements for the production of XERECEPT and have experienced delays in the past in obtaining sufficient clinical supply. See Item 1A—“Risk Factors—Because we do not have our own manufacturing facilities, we face risks from outsourcing.”

In March 2005, we executed an agreement with Nordmark for supply of the active pharmaceutical ingredient of Viprinex that is manufactured in accordance with the FDA’s current Good Manufacturing Practices, or cGMP. The term of this supply agreement will expire in October 2019. In June 2005, we entered into a drug product development and clinical supply agreement with Baxter Pharmaceutical Solutions LLC for fill and finish of the Viprinex product for development and clinical use. This agreement will continue until such Viprinex product production is completed. In addition, to ensure an adequate supply of raw Malayan pit viper venom, from which the active pharmaceutical ingredient in Viprinex is prepared, we entered into an agreement with Nordmark in January 2006, which was amended in March 2006, pursuant to which Nordmark will establish a snake farm and a purification unit, which will be owned by Nordmark. Any difficulties in obtaining raw Malayan pit viper venom in necessary quantities and potencies could adversely affect our ability to manufacture clinical and commercial supplies of Viprinex.

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

In November 2005, we assigned our exclusive licenses to patents covering the use of XERECEPT and transferred our rights to our patents, which cover certain liquid formulations of XERECEPT, to the Celtic entities.

We hold the exclusive worldwide marketing rights to Viprinex through a license from Abbott, which we acquired with our purchase of Empire in July 2004. Viprinex is protected by three patents covering the composition of matter and synthesis of the compound.

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

A number of pharmaceutical and biotechnology companies and research institutions have developed competing technologies and may have patent rights that conflict with our patent rights. If such a conflict were to develop, the scope of our patent rights could be limited, and we may be unable to obtain additional patent rights needed to permit the continuing use of the subject technologies.

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

Since we began the first Phase III clinical trial of XERECEPT in April 2004, patient enrollment has been slower than anticipated. We were not able to commence the second Phase III trial until February 2006, and enrollment is proceeding much more slowly than expected. If we cannot improve enrollment or reach an agreement with the FDA to revise the clinical program, the development of XERECEPT could be impeded, making it less likely that we and Celtic will be able to further develop or successfully commercialize the drug. We have also experienced delays in enrollment in our Viprinex trials. Any further delays could impede the timely development and increase development costs of Viprinex.

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

Foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country. The time required for approval may delay or prevent marketing in certain countries. In certain instances, we or our collaborative partners may seek approval to market and sell certain products outside of the United States before submitting an application to the FDA for U.S. approval. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from those required for FDA approval.

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

In addition, success in pre-clinical or early stage clinical trials does not assure success in later-stage clinical trials. For example, although our Phase II clinical trials for Memantine for the treatment of neuropathic pain produced positive results, subsequent clinical trials conducted by Forest did not replicate these results. Similarly, the results of Knoll AG’s Phase III clinical trials for Viprinex in the United States were not replicated in subsequent European clinical trials. As with any regulated product, additional government regulations may be instituted which could delay regulatory approval of our potential products. Additional government regulations that might result from future legislation or administrative action cannot be predicted.

EMPLOYEES

As of June 30, 2006, we employed 33 people, of whom 30 were full-time employees. Additionally, we use consultants to complement our staffing as needed. Our employees are not subject to any collective bargaining agreements, and we regard our relations with employees to be good.

AVAILABLE INFORMATION AND WEBSITE ADDRESS

Our website address is www.ntii.com. We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing, with the SEC. They also may be obtained directly from the SEC’s website, www.sec.gov/edgar/searchedgar/companysearch.html, under CIK code 918112. The contents of our website are not incorporated by reference into this report.

ITEM 1A.  RISK FACTORS

We may need to raise additional capital to fund ongoing operations. If we are unable to raise additional capital, we may be forced to curtail operations. If we succeed in raising additional capital through a financing transaction, it may adversely affect our stock price.

In order to maintain sufficient cash and investments to fund future operations, we may need to raise additional capital. In August 2005, we obtained a $10 million revolving credit facility. The amount of money we can access from this facility may be limited based on certain liquidity covenants. We have received $29 million from Celtic through June 2006 and, pursuant to the terms of a promissory note issued by Celtic, are entitled to receive a payment of $4 million on January 15, 2007. While we believe that our available liquidity is adequate to fund our operations at least through June 30, 2007, we may seek to raise up to $25 million in additional capital over the next twelve to 24 months through various alternatives, including selling shares of our common stock. If we raise capital by issuing additional shares of common stock at a price per share less than the then-current market price per share, the value of the shares of our common stock then outstanding may be reduced. Further, even if we were to sell shares of common stock at prices equal to or higher than the current market price, the issuance of additional shares may depress the market price of our common stock and dilute voting rights. We may not be able to raise capital on terms that we find acceptable, or at all. If we are unable to raise additional capital to fund future operations, then we might have to reduce operations or defer or abandon one or more of our clinical or preclinical research programs. Any of these actions could have an adverse effect on our stock price.

We have restated our previously issued consolidated financial statements for the year ended June 30, 2005 and have a material weakness in our internal control over financial reporting that requires remediation. Pursuant to Section 404 of the Sarbanes-Oxley Act, we have concluded that our internal control over financial reporting was not effective at June 30, 2006.

This Annual Report on Form 10-K includes restated audited consolidated financial statements for the fiscal year ended June 30, 2005 and restated unaudited condensed consolidated financial statements for the quarters ended September 30, 2004 through March 31, 2006. This restatement results from errors that were identified with respect to the accounting for acquisition costs assigned to certain tangible assets, intangible assets and in-process research and development acquired in connection with our acquisition of Empire Pharmaceuticals, Inc. in July 2004. As of June 30, 2006, our management has determined that we lacked the necessary internal controls and technical expertise and experience to ensure proper accounting of highly complex accounting issues and transactions related to sales and purchases of assets in accordance with U.S. generally accepted accounting principles. We consider this deficiency to be a material weakness. This material weakness at June 30, 2006 caused us to conclude that our internal control over financial reporting was not effective as of June 30, 2006. We intend to remediate this material weakness by improving our internal controls, enhancing our in-house technical expertise and accessing external experts to assist management in handling highly complex accounting issues and transactions in accordance with U.S. generally accepted accounting principles, to strengthen our internal control over financial reporting and to prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements.

Because we have concluded that our internal control over financial reporting was not effective at June 30, 2006, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of our stock.

In addition, this Annual Report on Form 10-K was not filed within the time period required by the rules of the Securities and Exchange Commission. As a result, we are deemed to be untimely in our reporting obligations and will thus be unable (for a period of time) to utilize certain forms for the registration of securities or other purposes. We currently have a registration statement on Form S-3 (File No. 333-123017) on file with the Securities and Exchange Commission, which has not been declared effective. While we expect that we will be able to register shares on this Form S-3 if and when it is declared effective, we will not be eligible to register shares on any new Forms S-3 for a period of one year (currently anticipated to be November 2007).

We must meet stringent ongoing requirements of NASDAQ to maintain the listing of our common stock on the NASDAQ Capital Market.

As previously announced, the staff of the NASDAQ Stock Market notified us on September 28, 2006 that our common stock was subject to delisting from the NASDAQ Capital Market due to our failure to timely file this Annual Report on Form 10-K for the fiscal year ended June 30, 2006. We have requested an appeal of the staff’s determination and expect to be able to resolve the filing delay before NASDAQ would take any delisting action. There can be no assurance, however, that any request for an appeal will be granted or that our common stock will not be delisted.

Because of the untimely filing of this Form 10-K or if we otherwise fail to comply with NASDAQ’s requirements for continued listing, we could be subject to immediate delisting. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock.

We are dependent on Merz and its marketing partners, Forest and Lundbeck, for the successful commercialization of Memantine.

From fiscal 2003 through June 30, 2006 we have received license fee and royalty payments totaling $19.2 million from Merz related to our portion of payments received by Merz pursuant to its agreements with Forest and Lundbeck, its marketing partners. Our share of marketing payments received by Merz from Forest and Lundbeck and royalties on Memantine sales made by Merz or its marketing partners, depend, among other things, on the continuation of our research and marketing cooperation agreement with Merz and CMCC. Although Merz has received approval to market Memantine for Alzheimer’s disease in Europe, we are not entitled to receive royalty payments for Memantine sales for Alzheimer’s disease in certain European countries, and any commercialization efforts in these markets would not directly benefit us. If Merz is unable to continue to successfully commercialize Memantine, or if Memantine is not commercialized for indications or in markets where we are entitled to royalty payments, our revenues would be adversely affected.

In February 2005, Merz made a royalty payment to us in the amount of $765,000 for sales of Memantine during the quarter ended September 30, 2004, for the treatment of moderate-to-severe Alzheimer’s disease. Merz informed us that the payment reflected a one-time reduction of $108,000 to correct an apparent over-payment on royalties on certain sales outside of the United States in earlier quarters. We may be subject to such adjustments in the future.

Merz or CMCC can terminate our research and marketing cooperation agreement upon six months’ notice in the event that Merz or its marketing partners do not continue to develop Memantine for neuropathic pain or another indication covered by the CMCC patents. The termination of our agreement with Merz or any failure by Merz or its partners to successfully commercialize Memantine could reduce or terminate our future royalties under the research and marketing cooperation agreement and would have a material adverse effect on our business, financial condition and results of operations. We have recently been informed by Forest and Merz that they do not plan to pursue further development of Memantine for neuropathic pain. As a result, we, Merz and CMCC are discussing options for the development of Memantine for the indications covered by the CMCC patents.

Our product candidates are based on new technologies and therefore are subject to numerous inherent risks of failure.

Our product candidates are based on new and relatively unproven technologies. Viprinex has previously failed in the Phase III clinical trial in Europe conducted by Knoll AG, where patients receiving Viprinex in the trial suffered from intercranial hemorrhaging and higher mortality rates than those patients receiving the placebo treatment. A Phase III clinical trial conducted by Forest for Memantine for neuropathic pain failed to meet the primary endpoint. As evidenced by these trials, our product candidates face numerous risks of failure, including the possibility that these drug candidates may:

•	be found to be unsafe, ineffective or toxic; or

•	fail to receive necessary regulatory clearances.

If any of these risks of failure should materialize, we may be forced to make additional significant expenditures for further clinical trials or cease further development of the drug candidate. Additionally, these risks may affect our ability to enroll patients in our clinical trials and/or enroll sites to conduct our clinical trials, as we have seen in the slow patient enrollment to date in our Viprinex clinical trials. Because we are currently conducting much of the clinical development work ourselves for the Viprinex clinical trials, and yet have only limited resources and experience in these areas, we may be unable to successfully enroll sites and encourage patient enrollment. In any such case, our prospects would be harmed and our stock price could decline.

We are dependent upon the Celtic entities for the development and commercialization of XERECEPT.

In November 2005, we completed the sale of all our rights and assets related to XERECEPT to two newly-formed subsidiaries of Celtic. Under the terms of the agreement, we are eligible to receive up to $15 million upon the achievement of certain regulatory objectives, and if XERECEPT is approved for commercial sale, we are eligible to receive profit-sharing payments on sales of XERECEPT in the United States and royalties on sales elsewhere in the world. However, because Celtic has assumed control of the clinical development of XERECEPT throughout the world, our ability to receive these payments largely depends on Celtic. Although we oversee the clinical development process, Celtic controls the design and execution of clinical trials and will direct the final regulatory approval process and commercialization, if the product is approved. The clinical development and commercialization of a new drug candidate is complex and requires significant expertise and experience. If Celtic is unable to successfully develop and market XERECEPT, we may not receive the potential development milestone payments, and the value of our potential future royalty and profit-sharing rights could be greatly diminished.

Since November 2005, a substantial portion of our revenues have included the reimbursements we receive from Celtic for our direct expenses in providing clinical development services related to XERECEPT, combined with the amortized portion of the deferred revenue on the sale of the rights and assets. Under the terms of our services agreement with Celtic, those services could be reduced or in certain circumstances, such as our breach of the agreement or a change of control, terminated, which would adversely affect our revenues.

We have a history of losses and we may never achieve or maintain profitability.

We have experienced operating losses in every year since inception, other than in fiscal 2001, resulting from funding the development and clinical testing of our product candidates. As of June 30, 2006, our accumulated deficit was approximately $95.1 million and we expect to continue to incur operating losses in the next several years as we continue our clinical trials for Viprinex and pursue potential acquisitions of complementary businesses, product candidates or technologies. To achieve profitability, we would need to generate significant additional revenue with a positive gross margin. Although we expect that our royalty revenues from the sales of Memantine will increase in future periods, these increases may not occur and, even if they do increase in line with our expectations, we do not expect that these increases will be sufficient to allow us to operate profitably at any time in the foreseeable future.

Even if Viprinex is approved for commercialization, it may not be successfully commercialized.

If Viprinex is approved for commercialization, we will be required either to market the drug directly, which would require the recruitment and training of a direct sales force, or license the drug to a larger biotechnology or pharmaceutical company with an existing sales force. The building of a direct sales force is costly, and we may not succeed in directly marketing any approved drug. If we elected to license the approved drug to a larger company with an existing sales force, we would be required to share the revenues from commercialization and would lose a significant degree of control over the commercialization of the drug.

Our industry is highly competitive.

Competition in the biopharmaceutical industry is intense and is expected to increase. There are other therapies under development for each of our therapeutic targets, and the development and sale of drugs for the treatment of the therapeutic targets that we and our collaborative partners are pursuing are highly competitive. Specifically, we face known competition from the following companies for each of the indications listed below.

Acute ischemic stroke (Viprinex):

•	Activase® (alteplase, recombinant)—Genentech, Inc.

Peritumoral brain edema (XERECEPT):

•	Decadron® (dexamenthasone)—Merck & Co. Inc.

Alzheimer’s disease (Memantine):

•	ARICEPT® (donepezil HCI)—Eisai Inc. and Pfizer Inc.

•	Exelon® (rivastigmine tartrate)—Novartis

•	Reminyl® (galantamine HBr)—Janssen Pharmaceutica

Neuropathic pain (Memantine)

•	Neurontin® (gabapentin)—Parke-Davis

•	Cymbalta® (duloxetine HCI)—Lilly

•	Lyrica® (pregabalin)—Pfizer Inc.

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

Although Merz and its marketing partners have the responsibility of supplying Memantine for the clinical trials and commercialization of the drug, we must procure our own supplies of Viprinex for our clinical trials and supply XERECEPT to Celtic for its clinical trials. In January 2006, we entered into an agreement, which was amended in March 2006, with Nordmark to build facilities to house and maintain our colony of Malayan pit vipers and to purify the snake venom that is used to produce the active pharmaceutical ingredient of Viprinex. We have previously entered into agreements with Nordmark for the supply of the active pharmaceutical ingredient of Viprinex for our clinical trials and with Baxter Pharmaceutical Solutions, LLC for the development, supply and packaging of the Viprinex product. Any difficulties in obtaining raw Malayan pit viper venom in necessary quantities and potencies or failure of these suppliers could delay our clinical trials and impede the development and commercialization of Viprinex. Pursuant to our agreement with Celtic, we are required to supply XERECEPT for Celtic’s clinical trials. We have previously experienced delays obtaining the necessary clinical supplies of XERECEPT due to manufacturing difficulties. We may experience further delays in obtaining clinical supplies of XERECEPT, which could cause us to fail to meet our obligations to Celtic and delay the XERECEPT clinical trials. Further, although we perform audits on our contractors who supply our drug candidates to assess their compliance with the FDA’s current Good Manufacturing Practice, or cGMP, regulations, there can be no assurance that our suppliers will meet cGMP standards or be able to synthesize and deliver our drug compounds in a timely fashion. Although alternative cGMP suppliers of the bulk drugs and of finished dosage form products are available to us, Viprinex is difficult and costly to produce, and we believe that there is only a limited number of manufacturers who are capable of producing the compound. The loss of our current supply arrangement could significantly delay our planned clinical trials for Viprinex and could impact the commercialization of the drug, if it is approved by the FDA. As a result of our reliance on manufacturers, we face the following outsourcing risks:

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

Either of these effects of government regulation may provide an advantage to our competitors. There can be no assurance that FDA or other regulatory approval for any products developed by us will be granted on a timely basis or at all. Any delay in obtaining, or failure to obtain, required approvals would adversely affect the marketing of our proposed products and our ability to earn product revenues or royalties. In addition, success in pre-clinical or early stage clinical trials does not assure success in later-stage clinical trials. For example, although our Phase II clinical trials for Memantine for the treatment of neuropathic pain produced positive results, subsequent clinical trials conducted by Forest did not replicate these results. Similarly, the results of Knoll AG’s Phase III clinical trials for Viprinex in the United States were not replicated in the subsequent European clinical trial, and we cannot be certain that the current Phase III clinical trials that we are conducting will not encounter similar difficulties. Similar variations in later-stage clinical trial results may also occur in XERECEPT, as longer trials and larger patient populations are used. Further, since we began the first Phase III clinical trial of XERECEPT in April 2004, patient enrollment has been slower than anticipated. We were not able to commence the second Phase III trial until February 2006, and enrollment is proceeding much more slowly than expected. If we cannot improve enrollment or reach an agreement with the FDA to revise the clinical program, the development of XERECEPT could be impeded, making it less likely that we and Celtic will be able to further develop or successfully commercialize the drug. We have also experienced delays in enrollment in our Viprinex trials. These delays have already caused us to revise our estimated completion dates for these trials, and any additional delays could further impede the timely development of Viprinex and could further increase our development costs and risks. As with any regulated product, additional government regulations may be instituted which could delay regulatory approval of our potential products. Additional government regulations that might result from future legislation or administrative action cannot be predicted.

We have relied and will continue to rely on others for research, development and commercialization of our potential products.

We have periodically entered into various contractual arrangements with clinical research organizations, or CROs, consultants, academic collaborators, and others, and we are dependent upon the level of commitment and subsequent success of these outside parties in performing their responsibilities. Certain of these agreements may place significant responsibility on the collaborator or contractor for pre-clinical testing and human clinical trials and for preparing and submitting submissions for regulatory approval for potential products. In June 2005, we entered into an agreement with SCIREX Corporation, a CRO, for the design and management of our anticipated Phase III clinical trials for Viprinex. Although we amended the agreement in April 2006 to significantly reduce scope of the services to be provided by SCIREX, we are still dependent on SCIREX for services to some degree for the success of our ongoing clinical trials for Viprinex. In 2006, we entered into an agreement with S&P Pharmatest Management GmbH, or S&P, to serve as our CRO in Europe. Recently, we have retained several clinical research associates, or CRAs, as consultants to oversee the Viprinex clinical trials, and we expect to hire additional CRAs over the next few months. If SCIREX, S&P, other CROs, these CRAs or any other collaborator, licensor or contractor fails to perform, the clinical development of Viprinex could be delayed and our business, financial condition and results may be adversely affected.

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

In addition, because of the time delay in patent approval and the secrecy afforded United States patent applications, we do not know if other applications, which might have priority over our applications, have been filed. As a result of all of these factors, there can be no assurance that patent applications relating to our potential products or processes will result in patents being issued, or that patents, if issued, will provide protection against competitors who may successfully challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business, or be able to circumvent our patent position. No infringement claims have been brought by third parties, and we are not aware of any basis on which such claims could be made. Any infringement claims brought by a third party, even if these claims were ultimately found to be without merit, would be costly to defend against and would likely interfere with our operations while the claim was pending. If we were unsuccessful in defending against any such claims, it may be necessary for us to license certain additional rights. These licenses may be costly and may not be available on terms we find acceptable, if at all. Accordingly, the unfavorable resolution of any patent infringement claim could adversely affect our operations and prospects.

We have recently made several changes to the composition of our management team and expect to make more. If the members of our management team are unable to work together effectively, our ability to manage our business will suffer.

Following our acquisition of Empire in July 2004, we expanded our management team, adding Stephen J. Petti as Vice President, Product Development, David E. Levy as Vice President, Clinical

Development, Jonathan R. Wolter as Vice President and Chief Financial Officer and Karl G. Trass as Vice President, Regulatory Affairs. In June 2006, Messrs. Petti and Wolter resigned as officers and employees of the Company for personal reasons. In July 2006, Craig W. Carlson joined the Company as Vice President and Chief Financial Officer. We are currently seeking to fill other management level positions. Changes in our management team can be disruptive to our business and, if our management team cannot work together effectively, our ability to manage our business will suffer.

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

We have issued a total of 4,774,333 shares of common stock in connection with our acquisition of Empire Pharmaceuticals. All of these shares have been registered for resale and are freely tradable. Any large sales that may be made by former stockholders of Empire or other stockholders could have a negative effect our price and its volatility. Additional factors that may affect the volatility of our stock price include:

•	announcements of the results of pre-clinical studies and clinical trials by us, Celtic, Merz or its marketing partners, or our competitors;

•	other evidence of the safety or efficacy of our products, or those of Celtic, Merz or its marketing partners, or our competitors;

•	the termination of our strategic research and marketing cooperation agreement with Merz and CMCC or our collaboration and services agreement with Celtic;

•	announcements of technological innovations or new therapeutic products by us or our competitors;

•	developments in patent or other proprietary rights of us or our competitors, including litigation;

•	fluctuations in our operating results;

•	government regulation and health care legislation; and

•	market conditions for life science companies’ stocks in general.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

On June 26, 2006, we received a letter from the staff of the SEC’s Division of Corporation Finance, indicating that the staff had reviewed Amendment No. 3 to our Registration Statement on Form S-3 (File No. 333-123017) filed with the SEC on June 12, 2006 and requesting that we provide the SEC with additional information. One of the comments in the letter from the staff requests an explanation of why we did not initially recognize a liability in an amount equal to the lesser of: (a) the maximum amount of contingent consideration or (b) the excess of fair value of the acquired net assets over the initial consideration payment, prior to the pro rata allocation required by paragraph 44 of SFAS 141, in connection with our acquisition of the rights to Viprinex from Empire Pharmaceuticals. This request from the SEC follows a series of staff comments and our corresponding responses. The original staff comment leading up to this request was issued in a letter from the staff, dated March 25, 2005.

As of the date of filing of this Annual Report on Form 10-K, the staff’s comments remain unresolved. However, as discussed elsewhere in this Annual Report on Form 10-K, and in particular Notes 1 and 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K, we have restated our audited consolidated financial statements for the year ended June 30, 2005 and our unaudited condensed consolidated financial statements for the quarters ended September 30, 2004 through March 31, 2006 to correct errors with respect to accounting for acquisition costs in connection with our acquisition of Empire Pharmaceuticals, Inc.

ITEM 2.  PROPERTIES

In August 2005, we relocated our executive offices to a 9,650 square foot facility in Emeryville, California. The lease for that facility runs through November 2010. We also lease approximately 5,900 square feet of office space in Edgewater, New Jersey, where our operations relating to the development of Viprinex are based. The lease for that facility runs through October 31, 2009. We believe that our existing facilities are adequate to meet our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2006.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Capital Market under the symbol “NTII.”

As of June 30, 2006, there were approximately 244 holders of record of our common stock and 29,558,429 shares of common stock outstanding. No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future.

The following table sets forth the high and low closing prices of our common stock during the past two fiscal years.

Fiscal 2006	High	Low

First Quarter	$3.85	$3.02
Second Quarter	$4.15	$3.41
Third Quarter	$4.00	$3.53
Fourth Quarter	$3.76	$2.32

Fiscal 2005	High	Low

First Quarter	$4.35	$2.37
Second Quarter	$5.05	$3.37
Third Quarter	$4.79	$3.05
Fourth Quarter	$3.69	$2.71

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

This Annual Report on Form 10-K for the year ended June 30, 2006 includes restated audited consolidated financial statements for the fiscal year ended June 30, 2005 and restated unaudited condensed consolidated financial statements for the quarters ended September 30, 2004 through March 31, 2006. This restatement of financial information results from errors that were identified with respect to accounting for acquisition costs assigned to certain tangible assets, intangible assets and in-process research and development acquired in connection with our acquisition of Empire Pharmaceuticals, Inc. in July 2004 (the “Restatement”). The effects of the Restatement on fiscal 2005 are shown in our consolidated financial statements included in this Annual Report on Form 10-K, and in particular Notes 1 and 2 thereto. The effects of the Restatement on the quarters ended September 30, 2004 through March 31, 2006 are shown in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

	Year Ended June 30,
	2006	2005	2004	2003	2002
		(As Restated)
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$12,339	$3,100	$2,786	$1,980	$—

Expenses:
Research and development	22,808	10,749	2,098	2,317	2,013
Acquired in-process research and development	11,501	12,650	—	—	—
General and administrative	5,968	4,927	3,101	2,493	2,637

Total expenses	40,277	28,326	5,199	4,810	4,650

Operating income (loss)	(27,938)	(25,226)	(2,413)	(2,830)	(4,650)
Investment income, net	399	249	128	144	342
Other non-cash income	—	—	477	—	—

Income (loss) before income tax	(27,539)	(24,977)	(1,808)	(2,686)	(4,308)
Income tax benefit (provision)	(300)	—	—	—	42
Net income (loss)	$(27,839)	$(24,977)	$(1,808)	$(2,686)	$(4,266)

Basic net income (loss) per share	$(0.98)	$(0.94)	$(0.09)	$(0.15)	$(0.24)

Diluted net income (loss) per share	$(0.98)	$(0.94)	$(0.09)	$(0.15)	$(0.24)

Weighted average shares of common stock outstanding – basic	28,490	26,530	20,679	18,016	17,570

Weighted average shares of common stock outstanding – diluted	28,490	26,530	20,679	18,016	17,570

	Year Ended June 30,
	2006	2005	2004	2003	2002
		(As Restated)
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investment securities	$15,248	$8,506	$20,734	$4,402	$7,259
Working capital	12,055	5,290	20,446	4,238	6,607
Total assets	22,499	9,815	21,384	4,813	7,665
Total current liabilities	9,609	3,816	661	566	1,052
Accumulated deficit	(95,141)	(67,302)	(42,325)	(40,517)	(37,830)
Stockholders’ equity (deficit)	(11,402)	5,999	20,723	4,248	6,613

Selected quarterly financial information is summarized below:

	Quarterly Periods in the Year Ended June 30, 2006
	September 30	December 31	March 31	June 30	Total
	(As Restated)	(As Restated)	(As Restated)
	(in thousands, except per share data) (unaudited)
QUARTERLY RESULTS OF OPERATIONS
Total revenue	$1,052	$2,359	$4,605	$4,323	$12,339
Research and development expense	(3,402)	(4,647)	(6,815)	(7,944)	(22,808)
Acquired in-process research and development	—	(11,501)	—	—	(11,501)
General and administrative expense	(1,800)	(1,550)	(1,393)	(1,225)	(5,968)
Investment income	17	71	140	171	399
Provision for income taxes	—	(130)	—	(170)	(300)

Net loss	$(4,133)	$(15,398)	$(3,463)	$(4,845)	$(27,839)

Basic and diluted net loss per share	$(0.15)	$(0.55)	$(0.12)	$(0.16)	$(0.98)

Shares used in basic and diluted net loss per share calculation	27,078	28,094	29,491	29,546	28, 490

	Quarterly Periods in the Year Ended June 30, 2005 (As Restated)
	September 30	December 31	March 31	June 30	Total
	(in thousands, except per share data) (unaudited)
QUARTERLY RESULTS OF OPERATIONS
Total revenue	$517	$694	$765	$1,124	$3,100
Research and development expense	(1,002)	(2,075)	(2,941)	(4,731)	(10,749)
Acquired in-process research and development	(12,650)	—	—	—	(12,650)
General and administrative expense	(931)	(1,090)	(1,200)	(1,706)	(4,927)
Investment income (loss)	77	(10)	109	73	249

Net loss	$(13,989)	$(2,481)	$(3,267)	$(5,240)	$(24,977)

Basic and diluted net loss per share	$(0.56)	$(0.09)	$(0.12)	$(0.19)	$(0.94)

Shares used in basic and diluted net loss per share calculation	25,170	26,847	27,054	27,065	26,530

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we do not intend to update any forward-looking statement to reflect events after the date of this report.

OVERVIEW

Neurobiological Technologies, Inc. (“NTI®,” “we,” “our,” or the “Company”) is a biotechnology company engaged in the business of acquiring and developing central nervous system (CNS) related drug candidates. The Company is focused on therapies for neurological conditions that occur in connection with ischemic stroke, brain cancer, Alzheimer’s disease and dementia.

Our strategy has been to in-license and develop later stage drug candidates that target major medical needs and that can be rapidly commercialized. Our experienced management team oversees the human clinical trials necessary to establish preliminary evidence of efficacy, and we have sought partnerships with pharmaceutical and biotechnology companies for late-stage development and marketing of our product candidates. We anticipate that we will continue to acquire and develop multiple late-stage CNS products and will develop the resources to market these products in selected world regions.

We are currently developing Viprinex for the treatment of acute ischemic stroke. In September 2005, we received regulatory approval to commence the first of two planned Phase III clinical trials for Viprinex, and we commenced enrollment of the first patient in this trial in November 2005. We began the second Phase III trial of Viprinex in March 2006. If Viprinex is approved for commercial sale, we plan to build a sales organization to market and sell Viprinex in United States and may seek marketing partnerships in other regions of the world.

In November 2005, we sold our worldwide rights and assets related to XERECEPT, a compound for the treatment of peritumoral brain edema, or brain swelling associated with brain tumors, which we had been developing, to two subsidiaries of Celtic. Through June 2006, we had received payments of $29 million of the $33 million purchase price. We will receive the remaining $4 million in January 2007; our right to receive this payment is not contingent upon the occurrence of any future events. We are entitled to receive up to an additional $15 million in payments upon the achievement of certain regulatory objectives, and, if XERECEPT is approved for commercial sale, we are also entitled to receive profit-sharing payments on sales in the United States and royalties on sales elsewhere in the world. Under a collaboration and services agreement entered into in November 2005 with one of the Celtic subsidiaries, we continue to administer and procure third-party Phase III clinical development services in the United States related to XERECEPT, in exchange for Celtic’s reimbursement of such expenses incurred by us.

Since we began the first Phase III clinical trial of XERECEPT in April 2004, patient enrollment has been slower than anticipated. We were not able to commence the second Phase III trial until

February 2006, and enrollment is proceeding much more slowly than expected. If we cannot improve enrollment or reach an agreement with the FDA to reuse the clinical program, the development of XERECEPT could be impeded, making it less likely that we or Celtic will be able to further develop or successfully commercialize the drug. We have also experienced delays in enrollment in our Viprinex trials. Any further delays could impede the timely development and increase development costs of Viprinex.

Currently, we receive revenues on the sales of one approved product, Memantine, an orally dosed compound that is approved for the treatment of moderate-to-severe Alzheimer’s disease and is marketed in the United States and Europe by Merz Pharmaceuticals GmbH and its marketing partners.

Our general and administrative expenses have increased as a result of our acquisition of the rights to Viprinex through our acquisition of Empire in July 2004. In May 2005, we leased an additional office facility in New Jersey in order to support our development activities for Viprinex. Our general and administrative expenses have also increased as we have added management and operating staff to support these activities and independent consultants to assist with documenting and assessment of our internal controls over financial reporting.

Except for fiscal 2001, we have incurred significant losses each year since our inception. We expect to incur additional operating losses at least through fiscal 2007 as we continue our product development efforts. Our development expenses were higher in fiscal 2006 as a result of the commencement of clinical trials for Viprinex, and we expect development costs for Viprinex in fiscal 2007 to be significantly higher than in fiscal 2006 as the number of clinical sites and patients enrolled in the trials are expected to increase significantly. Since the sale of our worldwide rights and assets related to XERECEPT to two subsidiaries of Celtic, we are being reimbursed by Celtic for the cost of development services incurred for this drug candidate. Although we expect that the funds we have received from the sale of XERECEPT, the $4 million payment due from Celtic in January 2007, our royalties from sales of Memantine, and our $10 million credit facility will provide sufficient cash to fund our ongoing operations at least through June 30, 2007, including two Phase III clinical trials for Viprinex, we may seek to raise additional capital as market conditions permit. However, the amount of money that we can access from our credit facility may be limited based on certain liquidity covenants, and there can be no assurance that funding will be available or, if available, that it will be available on acceptable terms. If we are not able to raise adequate funds, and our revenues are lower than expected or our operating expenses are higher than expected, we may be required to delay, scale back or terminate our clinical trials or to obtain funds by entering into arrangements with collaborative partners or others.

RESTATEMENT

On July 14, 2004, we acquired Empire, a development stage enterprise, through the merger of Empire into NTI-Empire, Inc., a wholly-owned subsidiary of NTI. Pursuant to the transaction, we acquired worldwide rights to Viprinex (ancrod), a late-stage reperfusion therapy for use in treatment of ischemic stroke. The acquisition of Empire is accounted for as a purchase of assets in accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, and, accordingly, the purchase price was assigned to tangible assets, all identified intangible assets, and acquired in-process research and development.

As discussed more fully in Notes 1 and 2 to our Consolidated Financial Statements contained in Item 8 of this Form 10-K, subsequent to the issuance of our audited consolidated financial statements for the fiscal year ended June 30, 2006, we determined that certain previously capitalized tangible and intangible assets purchased from Empire should have been recorded as acquired in-process research and development expenses because these assets relate solely to the development of Viprinex, which had not received regulatory approval to be marketed at the date of acquisition, and the assets had no alternative future uses, in accordance with the criteria described in the practice aid entitled, “Assets Acquired in a Business Combination to be used in Research and Development Activities,” published by the American Institute of Certified Public Accountants. Therefore, we have restated our audited consolidated financial statements for the fiscal year ended June 30, 2005 and our unaudited condensed consolidated financial statements for the quarters ended September 30, 2004 through March 31, 2006. Previously reported operating results for these periods have changed due to the expensing of certain acquired assets as in-process research and development expenses rather than capitalization of such assets, and related depreciation and amortization recorded subsequent to the acquisition.

The following tables outline the effects of the restatements described above for the periods that have been previously reported (in thousands, except per share data).

As of and for the year ended June 30, 2005:

	Previously Reported	Adjustment	As Restated
Research and development expense	$(11,493)	$744	$(10,749)
Acquired in-process research and development expense	$(4,251)	$(8,399)	$(12,650)
Net loss	$(17,322)	$(7,655)	$(24,977)
Basic and diluted net loss per share	$(0.65)	$(0.29)	$(0.94)
Other intangible and tangible assets, net	$7,655	$(7,655)	$—
Total assets	$17,470	$(7,655)	$9,815
Total stockholders’ equity	$13,654	$(7,655)	$5,999

Unaudited financial information as of and for the quarters ended:

	September 30, 2004		December 31, 2004		March 31, 2005		June 30, 2005
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Research and development expense	$(1,164)	$(1,002)	$(2,269)	$(2,075)	$(3,135)	$(2,941)	$(4,924)	$(4,730)
Acquired in-process research and development expense	$(4,251)	$(12,650)	$—	$—	$—	$—	$—	$—
Net loss	$(5,752)	$(13,989)	$(2,675)	$(2,481)	$(3,461)	$(3,267)	$(5,433)	$(5,239)
Basic and diluted net loss per share	$(0.23)	$(0.56)	$(0.10)	$(0.09)	$(0.13)	$(0.12)	$(0.20)	$(0.19)

Other intangible and tangible assets, net	$8,237	$—	$8,043	$—	$7,849	$—	$7,655	$—
Total assets	$25,809	$17,572	$24,110	$16,067	$21,301	$13,452	$17,470	$9,815
Total stockholders’ equity	$24,496	$16,259	$22,527	$14,484	$18,942	$11,093	$13,654	$5,999

Unaudited financial information as of and for the quarters ended:

	September 30, 2005		December 31, 2005		March 31, 2006
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Research and development expense	$(3,596)	$(3,402)	$(4,928)	$(4,647)	$(7,215)	$(6,815)
Acquired in-process research and development expense	$—	$—	$(3,865)	$(11,501)	$—	$—
Net loss	$(4,327)	$(4,133)	$(8,043)	$(15,398)	$(3,863)	$(3,463)
Basic and diluted net loss per share	$(0.16)	$(0.15)	$(0.29)	$(0.55)	$(0.13)	$(0.12)

Other intangible and tangible assets, net	$7,461	$—	$14,816	$—	$14,416	$—
Total assets	$12,733	$5,272	$47,164	$32,348	$41,759	$27,343
Total stockholders’ equity (deficit)	$9,547	$2,086	$11,278	$(3,538)	$7,652	$(6,764)

CRITICAL ACCOUNTING POLICIES

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, if any, at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates based on historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our accounting policies related to revenue recognition, research and development expenses and stock-based compensation to be critical.

Revenue recognition

Revenues are recorded according to the terms of formal agreements to which we are a party, when our performance requirements have been fulfilled, the fee is fixed and determinable and when collection of the fee is probable or reasonably assured. Revenue related to license fees with non-cancelable, non-refundable terms and no future performance obligations are recognized when collection is assured. Revenues associated with milestone payments, pursuant to the non-cancelable and non-refundable terms of agreements to which we are a party, are recognized when we have fulfilled development milestones and when collection of the fee is assured. Revenues resulting from royalty fees earned from the sale of the product are based upon the sales reported by our licensees and determined in accordance with the specific terms of the license agreements. We record royalty revenue when payments are received because we are unable to estimate and accrue royalty revenue due to the limited sales history of the product. We have made no material adjustments to date for revenue recorded from royalty fees. During the quarter ended March 31, 2005, Merz adjusted revenues previously paid to us by approximately $108,000 as a result of the overpayment of royalty fees in previous quarters for sales in certain European countries. Revenues received as a reimbursement of direct expenses incurred for performing services to administer clinical trials are recorded in the period during which the expenses are incurred.

We recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” and the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104. Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective reliable evidence of fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria are identified and applied to each of the units.

Technology sale and collaboration services revenues represent fees received from Celtic under an asset purchase agreement and a collaboration and services agreement in connection with the sale of our worldwide rights and assets related to XERECEPT in November 2005. In accordance with EITF Issue 00-21, the asset sale, together with the related clinical development services we provide, are treated as one unit of accounting because we are unable to determine the fair value of the future services to be provided by us under the collaboration and services agreement. Accordingly, we are recording the total revenue of $33 million from the sale of technology ratably over the six-year term of the collaboration and services agreement, which began November 29, 2005. Costs of collaboration services provided by us are billed to Celtic based on actual internal and external expenses incurred to administer the clinical trials of XERECEPT on a monthly basis and recognized as revenue combined with the amount of revenue from the sale of technology. Costs of development services paid and related expenses are recognized as incurred. Potential future milestone payments and royalty-sharing payments will be recognized as earned, provided that payment is reasonably assured.

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

The assessment of the percentage of work completed that determines the amount of research and development expense that should be recognized in a given period requires significant judgment, and could have a material impact on our balance sheet and results of operations. Management applies judgment and bases its estimates with the benefit of historical experience with the development of similar product candidates and with third party contracts structured with similar performance and payment terms. While our historic estimates have been materially accurate, we recognize that estimates of expense incurred during current and future periods are determined greatly by patient enrollment levels and related activities, which may vary from historic patterns. We monitor service providers’ activities to the extent possible in order to assess current enrollment levels and related activities; however, if we under- or overestimate activity levels associated with various studies at a given point in time, we could materially under- or overestimate research and development expenses in future periods.

Stock-Based Compensation

Effective July 1, 2005, we adopted the requirements of SFAS 123(R) (revised 2004), Share-Based Payment, utilizing the Modified-Prospective Transition method, by which the Company has recognized the cost of share-based payments based on their grant-date fair value from the beginning of the fiscal period in which the provisions of SFAS 123(R) were first adopted. Measuring and assigning of compensation cost for share-based grants made prior to, but not vested as of, the date of adopting SFAS 123(R) have been based upon the same estimate of grant-date fair value previously disclosed under SFAS 123 in a pro forma manner. The total amount of stock-based compensation expense recognized during the year ended June 30, 2006 was $848,000, of which $340,000 has been recorded in research and development expenses and $508,000 has been recorded in general and administrative expenses. As of June 30, 2006, there was $1,517,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next four years.

Under SFAS 123(R) the fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Under that method, assumptions are made with respect to the expected lives of the options granted, the expected volatility of the Company’s stock, dividend yield percentage and the risk-free interest rate at the date of grant. In addition, under SFAS No. 123(R), we recognize and report share-based compensation expense net of forfeitures that we expect will occur over the vesting period, which we estimate on the basis of historical forfeiture experience or other factors that could affect future forfeitures.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued FSP SFAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain related disclosures. The FSP is required to be applied to reporting periods beginning after December 15, 2005. The adoption of the FSP had no impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN No. 48, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires a company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48 on its financial statements, but believes that FIN No. 48 will not have a material impact on its financial statements.

RESULTS OF OPERATIONS

REVENUES

Year Ended June 30,			Increase From Prior Year
2006	2005	2004	2006/2005	2005/2004
$12,339,000	$3,100,000	$2,786,000	$9,239,000	$314,000

Revenues of $12,339,000 in the year ended June 30, 2006 increased by $9,239,000 over revenues of $3,100,000 in 2005. Our 2006 revenues consisted of $5,063,000 of royalty fees earned from the commercial sales of Memantine by Merz and its marketing partners in the United States and certain European countries, $3,208,000 from the sale of our worldwide rights and assets related to XERECEPT to two subsidiaries of Celtic, and $4,067,000 from the reimbursement of the direct expenses incurred for services provided to Celtic for administering the Phase III clinical trials for XERECEPT in the United States. Our 2005 revenues consisted entirely of royalty fees earned from the sale of Memantine in the United States and certain European countries by Merz and its marketing partners.

Revenues of $3,100,000 in the year ended June 30, 2005 increased by $314,000 over revenues of $2,786,000 in 2004, and consisted entirely of royalty fees earned from the sale of Memantine in the United States and certain European countries by Merz and its marketing partners.

We expect to record revenue from the sale of our worldwide rights and assets related to XERECEPT to two subsidiaries of Celtic in the approximate amount of $5,500,000 annually through November 2011, the period through which we provide services to Celtic under a related collaboration and services agreement. We expect to continue to provide services to Celtic for administering clinical trials of XERECEPT in the United States for which our direct expenses, which we anticipate will be approximately $9.0 million in fiscal 2007, will be reimbursed by Celtic. We expect to continue to receive revenue from Merz on sales of Memantine for Alzheimer’s disease in the United States and certain European countries by Merz and its marketing partners. Merz and its marketing partners do not make anticipated future sales volumes available to us, nor, given the limited history of Memantine sales, are we able to estimate future royalty revenues. Merz or CMCC can terminate our research and marketing cooperation agreement upon six months’ notice in the event that Merz or its marketing partners do not continue to develop Memantine for neuropathic pain or another indication covered by the CMCC patents. The termination of our agreement with Merz or any failure by Merz or its partners to successfully commercialize Memantine could reduce or terminate our future royalties under the research and marketing cooperation agreement and would have a material adverse effect on our business, financial conditions and results of operations.

RESEARCH AND DEVELOPMENT EXPENSES

Year Ended June 30,			Increase From Prior Year
2006	2005 (As Restated)	2004	2006/2005	2005/2004
$22,808,000	$10,749,000	$2,098,000	$12,059,000	$8,651,000

Research and development expenses of $22,808,000 in the year ended June 30, 2006 increased by $12,059,000 compared to expenses of $10,749,000 in 2005. The increase of $12,059,000 included

$9,181,000 of incremental expenses incurred to prepare for two Phase III clinical trials for Viprinex, which commenced enrollment in November 2005 and March 2006, respectively, and $2,878,000 of incremental expenses for the continuing Phase III clinical trials for XERECEPT, which were initiated in April 2004 and in February 2006, respectively. The $9,181,000 increase in research and development expenses incurred for Viprinex resulted primarily from approximately $6,750,000 for clinical, statistical and consulting expenses; approximately $1,205,000 of compensation and related benefit expenses, including approximately $152,000 of stock-based compensation expense for stock options granted to employees; approximately $42,000 for depreciation of clinical material production equipment; and approximately $238,000 of incremental travel expenses, partially offset by a reduction of $667,000 related to the manufacture of Viprinex clinical materials. The $2,878,000 increase of research and development expenses for XERECEPT resulted primarily from approximately $738,000 of clinical and regulatory consulting fees; approximately $736,000 for the manufacture of XERECEPT clinical materials and approximately $832,000 of compensation and related benefit expense for an increased level of personnel dedicated to the XERECEPT program, including approximately $188,000 of stock-based compensation expense for stock options granted to employees, and approximately $250,000 in increased legal fees.

Research and development expenses of $10,749,000 in the year ended June 30, 2005, increased by $8,651,000 compared to expenses of $2,098,000 in 2004. The increase of $8,651,000 included $6,780,000 of expenses incurred to prepare for Phase III clinical trials for Viprinex and $1,871,000 of expenses for the continuing Phase III clinical trials for XERECEPT. The $6,780,000 of research and development expenses incurred for Viprinex consist primarily of $3,750,000 of expenses for the manufacture of Viprinex clinical materials; approximately $1,437,000 for clinical, statistical and manufacturing consulting expenses; approximately $902,000 of compensation and related benefit expenses; approximately $192,000 in increased travel expenses; approximately $51,000 for depreciation of clinical material production equipment utilized in the development of Viprinex; and approximately $237,000 of commercial insurance expense for the Viprinex development program. The increase of $1,871,000 in research and development expenses for XERECEPT results primarily from approximately $931,000 of clinical consulting fees; approximately $740,000 for the manufacture of XERECEPT clinical materials; approximately $170,000 of compensation and related benefit expense for an increased level of personnel dedicated to the XERECEPT program; and approximately $111,000 of commercial insurance expense.

All future expenses for the development and commercialization of Memantine will be borne by Merz and its marketing partners, Forest and Lundbeck. We have incurred approximately $22.8 million of expenses for the development of Viprinex for the period from July 14, 2004, the date at which we purchased Empire, through June 30, 2006 for research and development related to Viprinex; these estimated expenditures do not include the expenses of $12,650,000 in fiscal 2005 and $11,501,000 in fiscal 2006 for acquired in-process research and development. We estimate that the cost of manufacturing (including completion of the snake farm, process development, validation runs to produce commercial batches and product production for clinical trials), completion of the two Phase III clinical trials, quality control activities, regulatory activities, and other pre-commercial expenses for Viprinex will exceed $50 million. However, these estimates are subject to the uncertainties inherent in conducting clinical trials and seeking regulatory approval for product candidates. Under a collaboration and services agreement entered into in November 2005 with one of the Celtic subsidiaries, we continue to administer the clinical trials for XERECEPT, in exchange for reimbursement of expenses incurred by us.

Research and development expenditures are charged to operations as incurred. Research and development expenses, including direct and allocated expenses, consist of independent research and development expenses and expenses associated with sponsored research and development.

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

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

Year Ended June 30,			(Decrease)/Increase From Prior Year
2006	2005 (As Restated)	2004	2006/2005	2005/2004
$11,501,000	$12,650,000	—	$(1,149,000)	$12,650,000

We acquired Empire, a development stage company, in July 2004 in order to secure the worldwide rights to Viprinex, a late-stage reperfusion therapy for use in the treatment of ischemic stroke. The terms of the purchase agreement provided for initial and contingent payments, requiring us to pay one-half of the purchase price upon closing and one-half of the purchase price if and when pivotal Phase III clinical trials for Viprinex commenced. The acquisition of Empire was recorded as a purchase of assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and, accordingly, the purchase price was allocated to tangible assets and acquired in-process research and development based on their relative fair values. At the date of acquisition in July 2004, the initial payment to Empire of $11,453,000 consisting of common stock valued at $9,453,000 and cash of $2,000,000, and acquisition related expenses of $1,216,000, were assigned to the assets acquired based on their relative fair values. In November 2005, we initiated Phase III trials for Viprinex, which required us to make a contingent payment to the selling stockholders of Empire. This payment of $11,501,000 was made in December 2005 and consisted of an additional 2,375,170 shares of common stock valued at $9,501,000 and cash of $2,000,000, and was assigned to the assets acquired based on their relative fair values. During the identification and valuation process related to the acquisition, we determined that the acquired in-process research and development related to Viprinex had a fair value of $12,650,000 associated with the initial payment made in July 2004 and $11,501,000 associated with the contingent payment in December 2005. At the date of the purchase and payment of the contingent amount, Viprinex had not received regulatory approval to be marketed and the in-process research and development had no alternative future uses, in accordance with the criteria described in the practice aid titled “Assets Acquired in a Business Combination to be Used in Research and Development Activities,” published by the American Institute of Certified Public Accountants. Accordingly, the acquired in-process research and development was charged to expense at the time the initial and contingent payments were made.

GENERAL AND ADMINISTRATIVE EXPENSES

Year Ended June 30,			Increase From Prior Year
2006	2005	2004	2006/2005	2005/2004
$5,968,000	$4,927,000	$3,101,000	$1,041,000	$1,826,000

General and administrative expenses of $5,968,000 for the year ended June 30, 2006 increased $1,041,000 over expenses of $4,927,000 in fiscal 2005. The $1,041,000 increase in general and administrative expenses results primarily from an increase of approximately $688,000 of compensation, which includes approximately $508,000 of stock-based compensation expense for stock options granted to administrative employees and directors, and an increase of approximately $294,000 for legal fees associated with pursuing various strategic alternatives, including the sale of our worldwide rights and assets related to XERECEPT.

General and administrative expenses of $4,927,000 for the year ended June 30, 2005 increased $1,826,000 over expenses of $3,101,000 in fiscal 2004. The increase of $1,826,000 in general and administrative expenses results primarily from $421,000 of expenses for the administrative operations of our New Jersey office established in September 2004, together with an increase of $623,000 for periodic public reporting requirements, including professional fees associated with Sarbanes-Oxley compliance, an increase of approximately $336,000 of compensation and related expenses resulting from additions to personnel and establishing an incentive compensation program, an increase of approximately $224,000 for consulting expenses relating to compliance with public reporting obligations and financial management of the Company, and an increase of approximately $125,000 for legal fees associated with pursuing various strategic alternatives, including the sale of our worldwide rights and assets related to XERECEPT.

INVESTMENT INCOME

Year Ended June 30,			Increase From Prior Year
2006	2005	2004	2006/2005	2005/2004
$399,000	$249,000	$128,000	$150,000	$121,000

Investment income of $399,000 in the year ended June 30, 2006 consists of interest earned, amortization of premiums, accretion of discounts and realized gains and losses on sales of individual securities in the Company’s portfolio of investment securities, all of which are classified as available for sale, and increased by $150,000 over $249,000 of investment income in fiscal 2005. The increase was due to higher average cash balances in fiscal 2006 resulting from the receipt of $29,000,000 for the sale of our worldwide rights and assets related to XERECEPT to Celtic during fiscal 2006, along with a higher average rate of return on our investment portfolio.

Investment income of $249,000 for the year ended June 30, 2005 consists of interest earned, amortization of premiums, accretion of discounts and realized gains and losses on sale of individual securities in the Company’s portfolio of investment securities, all of which are classified as available for sale, and increased by $121,000 over $128,000 of investment income in fiscal 2004. The increase of investment income resulted from a greater average balance of invested funds available at the beginning of fiscal 2005 resulting from the Company’s sale of common stock and warrants for net proceeds of $18,311,000 in March 2004.

OTHER NON-CASH INCOME

Year Ended June 30,			Increase (Decrease) From Prior Year
2006	2005	2004	2006/2005	2005/2004
$—	$—	$477,000	$—	$(477,000)

Non-cash income of $477,000 in 2004 resulted from the revaluation of warrants issued with our sale of 3,880,000 shares of common stock in March 2004. The common stock and warrants were issued in a private placement and were initially unregistered. We filed a registration statement on Form S-3 with the Securities and Exchange Commission in April 2004 to register the shares issued in the private placement, as well as the shares to be issued upon the exercise of the warrants. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock,” the warrants were reported as a liability and valued at fair value on the date of issuance. Pursuant to the terms of the private placement agreement, the Company could have delivered warrants for which the related shares were unregistered, but would have been required to pay a monthly penalty to each purchaser, with no contractual maximum, until the time that the registration statement was declared effective. Accordingly, because the penalty for not registering the shares related to the warrants had no contractual maximum, the Company determined that the penalty did not represent a reasonable difference between the value of registered and unregistered shares and that settling with unregistered shares was not an economically reasonable alternative. The warrants were revalued each period until the effective date of the registration statement, and the change in the fair value from the date of issuance through the date that the registration statement became effective, in the amount of $477,000, was recorded as non-cash income.

We had no other non-cash income during fiscal 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,
	2006	2005	2004
Cash, cash equivalents, and investment securities	$15,248,000	$8,506,000	$20,734,000
Working capital	$12,055,000	$5,290,000	$20,446,000

	Year Ended June 30,
	2006	2005	2004
Cash provided by (used in):
Operating activities	$9,001,000	$(9,404,000)	$(2,078,000)
Investing activities	$(199,000)	$7,517,000	$(14,736,000)
Financing activities	$106,000	$703,000	$18,760,000

Since our founding in 1987, we have applied a majority of our resources to research and development programs and have generated only limited operating revenue. Except for 2001, we have incurred losses in each year since our inception, and we expect to continue to incur losses in the future due to ongoing research and development efforts.

As of June 30, 2006, we had cash, cash equivalents and investment securities of $15,248,000, which represents an increase of $6,742,000 compared to our balance of cash, cash equivalents and investment securities of $8,506,000 as of June 30, 2005.

Cash Flows from Operating Activities

Fiscal 2006

Operating activities provided $9,001,000 in fiscal 2006, resulting primarily from the net loss of $27,839,000, which was offset primarily by $29,792,000 in deferred revenue resulting from the sale of our worldwide interests and assets in XERECEPT to two subsidiaries of Celtic, and $11,501,000, resulting from the expense for acquired in-process research and development related to the contingent payment made in December 2005 for the purchase of Empire. Non-cash expenses of $848,000 and $194,000 for stock-based compensation and for depreciation and amortization expenses, respectively, were offset by an increase in notes and accounts receivable in the amounts of $4,000,000 and $1,570,000, respectively.

Fiscal 2005

We used $9,404,000 of cash for operating activities in fiscal 2005, resulting primarily from the net loss of $24,978,000, which was partially offset by the non-cash expense resulting from the charge of approximately $12,650,000 for acquired in-process research and development related to our acquisition of Empire in July 2004. The increase of $3,155,000 in accounts payable and accrued liabilities and the use of cash for an increase of $277,000 in prepaid and other assets was due to the increase in expenditures related to Viprinex and XERECEPT. The increase of $31,000 of restricted cash and $75,000 in deposits relate to new facilities that we arranged for our corporate headquarters and our New Jersey location.

Cash Flows from Investing Activities

Fiscal 2006

Investing activities used cash flows of $199,000 in fiscal 2006 resulted primarily from sales and maturities of investments of $93,376,000, which was offset by investment purchases of $91,225,000, the contingent payment of $2,000,000 for the purchase of Empire, and the purchase of property and equipment in the amount of $350,000 related primarily to furniture, fixtures and leasehold improvements and equipment.

Fiscal 2005

Investing activities provided cash flows of $7,517,000 in fiscal 2005, resulting primarily from sales and maturities of investments of $90,906,000, which was partially offset by investment purchases of $79,793,000, the payment of $2,951,000 of cash for the purchase of Empire, net of cash received, and the purchase of property and equipment in the amount of $645,000 related primarily to clinical production equipment.

Cash Flows from Financing Activities

Fiscal 2006

Financing activities provided cash of $106,000 in fiscal 2006, consisting of the net proceeds we received from the exercise of options to purchase common stock and from the sale of common stock pursuant to the Company’s employee stock purchase plan during the year.

Fiscal 2005

Financing activities provided cash of $703,000 in fiscal 2005, consisting of the net proceeds we received in the amount of $689,000 from the exercise of warrants and options to purchase common stock, and $14,000 from the sale of common stock pursuant to the Company’s employee stock purchase plan during the year.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of June 30, 2006 and 2005, as defined by rules recently enacted by the SEC and Financial Accounting Standards Board, and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our contractual commitments as of June 30, 2006, including payments for achieving regulatory milestones which could become due under the Abbott license agreement, are summarized below by category in the following table. We have entered into agreements with service providers and clinical sites that administer and conduct our clinical trials, respectively. We make payments to the service providers and sites based upon the number of patients enrolled. We have estimated the future patient enrollment costs based on the number of patients that we expect to enroll and have included those estimates in the table below. These estimates may not be achieved in the periods indicated, and the payments could vary materially. As we move forward with the clinical development of Viprinex, we will enter into contractual commitments for additional expenditures relating to these clinical trials; these additional expenditures are not reflected in the following table:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,426,000	$312,000	$720,000	$394,000	$—
Other long-term commitments:
Commitments to clinical research organizations	8,969,000	2,055,000	6,914,000	—	—
Commitments to manufacturers	13,186,000	6,754,000	4,616,000	1,816,000	—
Commitments to licensor	2,000,000	—	500,000	1,500,000

Total	$25,581,000	$9,121,000	$12,750,000	$3,710,000	$—

In January 2006, we entered into an agreement with Nordmark Arzneimittel GmbH & Co. KG, or Nordmark, which was amended in March 2006, pursuant to which Nordmark will establish a snake farm and a purification unit for the supply of raw venom of the Malayan pit viper, the starting material for Viprinex. The agreement calls for NTI and Nordmark to fund this effort. Under the agreement, we are obligated to make payments to Nordmark of €2.0 million (or approximately $2.5 million) towards the costs of the snake farm and purification unit, which will be owned and operated by Nordmark. We are also obligated to pay Nordmark for certain operating costs until the commercialization of Viprinex. If, among other things, we abandon the development and/or commercialization of Viprinex before the end of 2010, we will be required to reimburse Nordmark for certain operating costs and make an additional payment of up to €2.8 million (or approximately $3.6 million). The agreement also calls for us to pay for certain fully burdened costs and certain other expenses that total €5.3 million (or approximately $6.7 million). Through June 30, 2006, we have paid €1.1 million (or approximately $1.4 million). Our outstanding contractual commitment to Nordmark under this contract is €6.2 million (or approximately $7.8 million) including a payment of €1.0 million (or approximately $1.2 million), which we expect to occur by December 2006.

In March 2005, we entered into a supply agreement with Nordmark, pursuant to which Nordmark supplies us with the active pharmaceutical ingredient, or API, of Viprinex. Pursuant to this agreement, we paid Nordmark €400,000 (or approximately $511,000) to purchase equipment for the development and manufacturing of Viprinex. For the supply of the API, we are required to make periodic payments over the term of the contract totaling €7.3 million (or approximately $9.4 million) as work is performed, of which €3.5 million (or approximately $4.5 million) has been paid by June 30, 2006. The agreement will continue until 2019, unless terminated earlier in accordance with the terms of the agreement. Our outstanding contractual commitment to Nordmark for the March 2005 agreement as of June 30, 2006, was €3.8 million (or approximately $4.9 million).

In June 2005, we entered into a drug product development and clinical supply agreement with Baxter Pharmaceutical Solutions, LLC, pursuant to which we engaged Baxter to aseptically fill and package our Viprinex product into its finished form for development and clinical use. The term of the agreement will continue until Baxter completes product production, which is expected to be in August 2008, and the estimated amount payable by us pursuant to this agreement is approximately $834,000. Our outstanding contractual commitment to Baxter as of June 30, 2006 was approximately $394,000.

In June 2005, we entered into an agreement with SCIREX Corporation, pursuant to which SCIREX serves as the clinical research organization supporting our Phase III clinical program for Viprinex. This agreement was amended in April 2006 and the scope of services to be performed by SCIREX was significantly reduced. The agreement, as amended, provides for aggregate payments to SCIREX of approximately $6.8 million over the term of the agreement, which will end upon the completion of the project in 2008 based on our current estimates. Our outstanding contractual commitment to SCIREX as of June 30, 2006 was approximately $2.7 million.

In February 2006, we entered into an agreement with S&P Pharmatest Management GmbH, pursuant to which S&P serves as the clinical research organization supporting our Phase III clinical program for Viprinex in certain European countries. The agreement provides for aggregate payments to S&P of €3.6 million (or approximately $4.6 million including pass-through costs) over the term of the agreement, which will end upon the completion of the project, which is expected to occur in 2008 based on our current estimates. Our outstanding contractual commitment to S&P as of June 30, 2006 was €2.6 million (or approximately $3.4 million).

Pursuant to our license agreement with Abbott Laboratories, which we acquired in connection with our acquisition of Empire in July 2004, we have an obligation to use commercially reasonable efforts to develop Viprinex for the treatment of ischemic stroke and, if Viprinex receives regulatory approval from the FDA, to market the product for that indication. We will be required to make milestone payments of up to an aggregate of $2.0 million, consisting of payments of (i) $500,000 upon receiving regulatory approval in the United States and (ii) $500,000 upon first approval in each of Europe, Latin America and Asia. Commitments to the licensor in the table above provides for the potential commitment for the four payments of $500,000 each to Abbott for anticipated regulatory approval of Viprinex in the United States and Europe in 2009 and 2010, respectively, and Latin America and Asia in 2011. To date, we have made no payments to Abbott under this agreement. Prior to our acquisition of the rights to Viprinex in connection with our acquisition of Empire in July 2004, Empire had paid Abbott a total of $500,000 in license fees under this agreement.

At June 30, 2006 our balance of available cash, cash equivalents and investment securities is $15,248,000. As described above, we expect to incur increased costs in fiscal 2007 primarily for Phase III clinical trials for Viprinex, along with related administrative support costs. The product development expenses for XERECEPT are the responsibility of Celtic, for which we are reimbursed. All future development costs for Memantine will be paid by Merz, together with its marketing partners.

We believe that our available cash, cash equivalents and investment balances of $15,248,000 as of June 30, 2006, our $10 million credit facility, the expected payment of $4 million by Celtic in January 2007, along with the reimbursement of our ongoing development costs for XERECEPT, and anticipated royalties from sales of Memantine, will provide adequate liquidity to fund our operations through at least June 30, 2007. However, the amount of money we can access from our credit facility may be limited based on certain liquidity covenants, and we may seek to raise additional liquidity to fund our operations in periods thereafter or to acquire development projects for our pipeline. Accordingly, we may seek to raise additional funds when market conditions permit, including through the sale of up to $25 million of common stock pursuant to our shelf registration statement on file with the SEC. However, there can be no assurance that funding will be available or that, if available, will be on acceptable terms.

Our future capital requirements will depend on a number of factors, including:

•	the amount of royalties received from Merz for future sales of Memantine;

•	the receipt of payments pursuant to our agreements with Celtic;

•	the progress of our clinical development programs;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights;

•	the acquisition or licensing of new drug candidates;

•	competing technological and market developments;

•	our ability to establish collaborative relationships; and

•	the development of commercialization activities and arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements. We regularly assess these risks and have established policies and business practices to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of June 30, 2006, the fair value of our investments was approximately $5.5 million, 36% of our total portfolio will mature in one year or less, and the total portfolio had a duration of less than six months. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Neurobiological Technologies, Inc.

Report of Odenberg, Ullakko, Muranishi & Co. LLP,

Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Neurobiological Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Neurobiological Technologies, Inc. as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Neurobiological Technologies, Inc. at June 30, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Neurobiological Technologies, Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 2, 2006 expressed an adverse opinion thereon.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has restated its previously issued audited consolidated financial statements as of and for the year ended June 30, 2005.

As also discussed in Note 1, the Company adopted SFAS No. 123(R) (revised 2004), Share-Based Payments, applying the modified prospective method at the beginning of fiscal year 2006.

/s/ Odenberg, Ullakko, Muranishi & Co. LLP

San Francisco, California

November 2, 2006

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Neurobiological Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Neurobiological Technologies, Inc. as of June 30, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neurobiological Technologies, Inc. at June 30, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2005, in conformity with the U.S. generally accepted accounting principles.

As discussed in Note 1 and Note 2 to the consolidated financial statements, the 2005 consolidated financial statements have been restated to correct errors related to certain acquired assets that were capitalized and amortized rather than immediately charged to operations.

/s/ Ernst & Young LLP

Palo Alto, California

September 27, 2005,

except for the “Restatement” section of Note 1, Note 2 and Note 10,

as to which the date is November 2, 2006

Neurobiological Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2005 (As Restated, see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,736,958	$828,416
Investments	5,510,875	7,677,818
Interest receivable	28,760	52,648
Accounts receivable	1,569,901	—
Notes receivable	4,000,000	—
Prepaid expenses and other current assets	817,580	546,796

Total current assets	21,664,074	9,105,678
Restricted cash	31,409	30,933
Deposits	52,000	82,117
Property and equipment, net	751,509	596,021

	$22,498,992	$9,814,749

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$875,710	$579,646
Accrued clinical trial expenses	657,178	573,520
Accrued professional expenses	313,065	503,068
Accrued toxicology and manufacturing expenses	1,318,792	1,551,049
Other accrued liabilities	944,391	608,751
Deferred revenue, current portion	5,500,000	—

Total current liabilities	9,609,136	3,816,034

Deferred revenue, net of current portion	24,291,669	—

Total liabilities	33,900,805	3,816,034

Commitments and contingencies

Stockholders’ equity (deficit):

Convertible Series A Preferred stock, $.001 par value, 5,000,000 shares authorized, 2,332,000 issued, 494,000 and 504,000 outstanding at June 30, 2006 and 2005, respectively (aggregate liquidation preference of $247,000 at June 30, 2006)	247,000	252,000

Common stock, $.001 par value, 50,000,000 shares authorized at June 30, 2006 and 2005, and 29,558,429 and 27,077,418 outstanding at June 30, 2006 and 2005, respectively	29,558	27,077

Additional paid-in capital	83,482,087	73,024,858
Accumulated deficit	(95,141,148)	(67,302,194)
Accumulated other comprehensive loss	(19,310)	(3,026)

Total stockholders’ equity (deficit)	(11,401,813)	5,998,715

	$22,498,992	$9,814,749

See accompanying notes.

Neurobiological Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2006	2005 (As Restated, see Note 1)	2004
REVENUES:
Technology sale and collaboration services	$7,275,318	$—	$—
Royalty	5,063,294	3,099,511	255,369
License	—	—	2,531,210

Total revenues	12,338,612	3,099,511	2,786,579

EXPENSES:
Research and development	22,807,404	10,748,860	2,098,404
Acquired in-process research and development	11,500,703	12,650,329	—
General and administrative	5,968,369	4,927,374	3,101,033

Total expenses	40,276,476	28,326,563	5,199,437

Operating loss	(27,937,864)	(25,227,052)	(2,412,858)

Investment income	398,910	249,485	127,516

Non-cash other income	—	—	477,239

Loss before income taxes	(27,538,954)	(24,977,567)	(1,808,103)

Provision for income taxes	300,000	—	—

Net loss	$(27,838,954)	$(24,977,567)	$(1,808,103)

Basic and diluted net loss per share	$(0.98)	$(0.94)	$(0.09)

Shares used in basic and diluted net loss per share calculation	28,490,373	26,529,564	20,678,914

See accompanying notes.

Neurobiological Technologies, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at June 30, 2003	1,154,000	$577,000	18,755,553	$18,756	$44,240,778	$(82,126)	$(40,516,524)	$9,731	$4,247,615
Issuance of common stock upon exercise of options and warrants	—	—	729,005	729	423,188	—	—	—	423,917
Issuance of common stock in private equity financing, net of issuance costs	—	—	3,880,000	3,880	13,270,789	—	—	—	13,274,669
Issuance of warrants with common stock in private equity financing	—	—	—	—	4,558,923	—		—	4,558,923
Issuance of warrants for services	—	—	—	—	28,200	—	—	—	28,200
Amortization of deferred stock compensation	—	—	—	—	—	54,750	—	—	54,750
Conversion of preferred stock to common stock	(620,000)	(310,000)	620,000	620	309,380	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	9,380	9	25,674	—	—	—	25,683
Comprehensive loss:
Net loss	—	—	—	—		—	(1,808,103)	—	(1,808,103)
Unrealized loss on securities	—	—	—	—		—	—	(82,605)	(82,605)

Total comprehensive loss	—	—	—	—	—	—	—	—	(1,890,708)

Balances at June 30, 2004	534,000	267,000	23,993,938	23,994	62,856,932	(27,376)	(42,324,627)	(72,874)	20,723,049

Issuance of common stock upon exercise of options and warrants	—	—	649,109	649	688,405	—	—	—	689,054
Amortization of deferred stock compensation	—	—	—	—	—	27,376	—	—	27,376
Conversion of preferred stock to common stock	(30,000)	(15,000)	30,000	30	14,970	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	5,208	5	14,248	—	—	—	14,253
Issuance of common stock at $3.94 per share in connection with acquisition	—	—	2,399,163	2,399	9,450,303	—	—	—	9,452,702
Comprehensive loss:
Net loss (Restated. See Note 1)	—	—	—	—		—	(24,977,567)	—	(24,977,567)
Unrealized gain on securities	—	—	—	—		—	—	69,848	69,848

Total comprehensive loss	—	—	—	—	—	—	—	—	(24,907,719)

Balances at June 30, 2005 (Restated, See Note 1)	504,000	252,000	27,077,418	27,077	73,024,858	—	(67,302,194)	(3,026)	$5,998,715

Issuance of common stock upon exercise of options	—	—	81,042	81	69,739	—	—	—	69,820
Issuance of common stock under employee stock purchase plan			14,799	15	36,477				36,492
Stock-based compensation expense	—	—	—	—	847,693		—	—	847,693
Issuance of common stock at $4.00 per share in connection with acquisition	—	—	2,375,170	2,375	9,498,330	—	—	—	9,500,705
Conversion of preferred stock to common stock	(10,000)	(5,000)	10,000	10	4,990	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—		—	(27,838,954)	—	(27,838,954)
Unrealized loss on securities								(16,284)	(16,284)

Total comprehensive loss	—	—	—	—	—	—	—	—	(27,855,238)

Balances at June 30, 2006	494,000	$247,000	29,558,429	$29,558	$83,482,087	$—	$(95,141,148)	$(19,310)	$(11,401,813)

See accompanying notes.

Neurobiological Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2006	2005 (As Restated, See Note 1)	2004
OPERATING ACTIVITIES
Net loss	$(27,838,954)	$(24,977,567)	$(1,808,103)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	194,119	72,230	5,967
Stock-based compensation expense	847,694	—	—
Acquired in-process research and development	11,500,703	12,650,329	—
Loss on sale of property and equipment	—	—	2,850
Amortization of deferred stock compensation	—	27,376	54,750
Derivative revaluation	—	—	(477,239)
Issuance of common stock, options and warrants for license rights and services	—	—	28,200
Changes in assets and liabilities:
Interest receivable	23,888	50,611	(52,920)
Accounts receivable	(1,569,901)	—	—
Notes receivable	(4,000,000)	—	—
Prepaid expenses and other current assets	(270,784)	(277,352)	73,506
Restricted cash	(476)	(30,933)	—
Deposits	30,117	(74,534)	—
Accounts payable and accrued expenses	293,102	3,155,485	94,954
Deferred revenue	29,791,669	—	—

Net cash provided by (used in) operating activities	9,001,177	(9,404,355)	(2,078,035)

INVESTING ACTIVITIES
Empire acquisition, net of cash acquired	(2,000,000)	(2,950,690)	—
Purchase of investments	(91,225,042)	(79,792,808)	(54,000,312)
Sales and maturities of investments	93,375,701	90,905,945	39,532,727
Purchases of property and equipment	(349,606)	(645,435)	(4,953)
Deferred acquisition costs	—	—	(263,544)

Net cash provided by (used in) investing activities	(198,947)	7,517,012	(14,736,082)

FINANCING ACTIVITIES
Issuance of common stock, net of issuance costs	106,312	703,307	18,760,431

Net cash provided by financing activities	106,312	703,307	18,760,431

Increase (decrease) in cash and cash equivalents	8,908,542	(1,184,036)	1,946,314

Cash and cash equivalents at beginning of period	828,416	2,012,452	66,138

Cash and cash equivalents at end of period	$9,736,958	$828,416	$2,012,452

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$130,000	$—	$—

	$130,000	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Issuance of common stock in connection with the Empire acquisition	$9,500,705	$9,452,702	$—

Conversion of preferred stock to common stock	$5,000	$15,000	$310,000

See accompanying notes.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Neurobiological Technologies, Inc. (“NTI® ,” “we,” “our” or the “Company”) is a biotechnology company engaged in the business of acquiring and developing central nervous system (CNS) related drug candidates. The Company is focused on therapies for neurological conditions that occur in connection with ischemic stroke, brain cancer, Alzheimer’s disease and dementia. The Company’s strategy is to in-license and develop later-stage drug candidates that target major medical needs and can be rapidly commercialized. The Company’s experienced management team oversees the human clinical trials necessary to establish preliminary evidence of efficacy and seeks partnerships with pharmaceutical and biotechnology companies to complete development and marketing of its product candidates.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiary, NTI-Empire, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

We currently have one product candidate in clinical development. Our product candidate, Viprinex, is a compound for the treatment of acute ischemic stroke. In September 2005, we received regulatory approval to commence the first of two planned Phase III clinical trials for Viprinex. We commenced enrollment of the first patient in this trial in November 2005. We began the second Phase III trial of Viprinex in March 2006. If Viprinex is approved for commercial sale, we plan to build a sales organization to market and sell Viprinex in United States and may seek marketing partnerships in other regions of the world.

In November 2005, we completed the sale of our worldwide rights and assets related to XERECEPT, a compound for the treatment of peritumoral brain edema, or swelling around brain tumors, which we had been developing, to two subsidiaries of Celtic Pharma Holdings, L.P. (“Celtic”). Under a collaboration and services agreement entered into in November 2005 with one of the Celtic subsidiaries, we continue to administer and procure third-party Phase III clinical development services in the United States related to XERECEPT, in exchange for reimbursement of such expenses incurred by us.

Currently, we receive revenues on the sales of one approved product, Memantine. Memantine, an orally-dosed compound, was approved for the treatment of Alzheimer’s disease in the European Union in May 2002 and for the treatment of moderate to severe Alzheimer’s disease in the United States in October 2003. Memantine is marketed by Merz Pharmaceuticals GmbH (“Merz”) and its marketing partners, Forest Laboratories, Inc. (“Forest”) and H. Lundbeck A/S (“Lundbeck”).

In the course of our development activities, we have incurred significant losses since inception and, although we were profitable in the year ended June 30, 2001, we will likely incur additional operating losses at least through fiscal 2007 as we continue our drug development efforts. Our development expenses were higher in fiscal 2006 as a result of the commencement of clinical trials for Viprinex, and we expect development costs for Viprinex in fiscal 2007 to be significantly higher than in fiscal 2006 as the number of clinical sites and patients enrolled in the trials are expected to increase

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significantly. Since the sale of our worldwide rights and assets related to XERECEPT to two subsidiaries of Celtic, we are being reimbursed by Celtic for the cost of development services incurred for this drug candidate. Although we expect that the funds we have received from the sale of XERECEPT, the $4 million payment due from Celtic in January 2007, our royalties from sales of Memantine, and our $10 million credit facility will provide sufficient cash to fund our ongoing operations through at least June 30, 2007, including two Phase III clinical trials for Viprinex, we may seek to raise additional capital as market conditions permit. However, the amount of money we can access from our credit facility may be limited based on certain liquidity covenants, and there can be no assurance that funding will be available or, if available, that it will be available on acceptable terms. If we are not able to raise adequate funds and our revenues are lower than expected or our operating expenses are higher than expected, we may be required to delay, scale back, or terminate our clinical trials or to obtain funds by entering into arrangements with collaborative partners or others.

Restatement

On July 14, 2004, NTI acquired Empire Pharmaceuticals, Inc. (“Empire”), a development stage enterprise, through the merger of Empire into NTI-Empire, Inc., a wholly-owned subsidiary of NTI. Pursuant to the transaction, NTI acquired worldwide rights to Viprinex (ancrod), a late-stage reperfusion therapy for use in the treatment of ischemic stroke. The acquisition of Empire was recorded as a purchase of assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and, accordingly, the purchase price was assigned to tangible assets, all identified intangible assets, and acquired in-process research and development (see Note 2).

Subsequent to the issuance of our audited consolidated financial statements for the year ended June 30, 2005, we determined that certain previously capitalized tangible and intangible assets purchased from Empire, about which there was a presumption of an alternative future use, should have been recorded as acquired in-process research and development expenses in the consolidated statement of operations because these assets related solely to the development of Viprinex, which had not received regulatory approval to be marketed at the date of the acquisition, and the assets had no alternative future uses, in accordance with the criteria described in the practice aid entitled “Assets Acquired in a Business Combination to be Used in Research and Development Activities”, published by the American Institute of Certified Public Accountants. Therefore, we have restated our audited consolidated financial statements for the year ended June 30, 2005, and our unaudited condensed consolidated financial statements for the quarters ended September 30, 2004 through March 31, 2006. Previously reported operating results for these periods have changed due to the recognition of acquired in-process research and development expenses rather than capitalization of tangible and intangible assets, as well as the reversal of the depreciation and amortization expenses for the associated assets.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables outline the effects of the restatements described above for the periods that have been previously reported (in thousands, except per share data).

As of and for the year ended June 30, 2005:

	Previously Reported	Adjustment	As Restated
Research and development expense	$(11,493)	$744	$(10,749)
Acquired in-process research and development expense	$(4,251)	$(8,399)	$(12,650)
Net loss	$(17,322)	$(7,655)	$(24,977)
Basic and diluted net loss per share	$(0.65)	$(0.29)	$(0.94)
Other intangible and tangible assets, net	$7,655	$(7,655)	$—
Total assets	$17,470	$(7,655)	$9,815
Total stockholders’ equity	$13,654	$(7,655)	$5,999

Unaudited financial information as of and for the quarters ended:

	September 30, 2004		December 31, 2004		March 31, 2005		June 30, 2005
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Research and development expense	$(1,164)	$(1,002)	$(2,269)	$(2,075)	$(3,135)	$(2,941)	$(4,924)	$(4,730)
Acquired in-process research and development expense	$(4,251)	$(12,650)	$—	$—	$—	$—	$—	$—
Net loss	$(5,752)	$(13,989)	$(2,675)	$(2,481)	$(3,461)	$(3,267)	$(5,433)	$(5,239)
Basic and diluted net loss per share	$(0.23)	$(0.56)	$(0.10)	$(0.09)	$(0.13)	$(0.12)	$(0.20)	$(0.19)
Other intangible and tangible assets, net	$8,237	$—	$8,043	$—	$7,849	$—	$7,655	$—
Total assets	$25,809	$17,572	$24,110	$16,067	$21,301	$13,452	$17,470	$9,815
Total stockholders’ equity	$24,496	$16,259	$22,527	$14,484	$18,942	$11,093	$13,654	$5,999

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited financial information as of and for the quarters ended:

	September 30, 2005		December 31, 2005		March 31, 2006
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Research and development expense	$(3,596)	$(3,402)	$(4,928)	$(4,647)	$(7,215)	$(6,815)
Acquired in-process research and development expense	$—	$—	$(3,865)	$(11,501)	$—	$—
Net loss	$(4,327)	$(4,133)	$(8,043)	$(15,398)	$(3,863)	$(3,463)
Basic and diluted net loss per share	$(0.16)	$(0.15)	$(0.29)	$(0.55)	$(0.13)	$(0.12)
Other intangible and tangible assets, net	$7,461	$—	$14,816	$—	$14,416	$—
Total assets	$12,733	$5,272	$47,164	$32,348	$41,759	$27,343
Total stockholders’ equity (deficit)	$9,547	$2,086	$11,278	$(3,538)	$7,652	$(6,764)

Revenue recognition

Revenues are recorded according to the terms of formal agreements to which we are a party, when our performance requirements have been fulfilled, the fee is fixed and determinable and when collection of the fee is probable or reasonably assured. Revenue related to license fees with non-cancelable, non-refundable terms and no future performance obligations are recognized when collection is assured. Revenues associated with milestone payments, pursuant to the non-cancelable and non-refundable terms of agreements to which we are a party, are recognized when we have fulfilled development milestones and when collection of the fee is assured. Revenues resulting from royalty fees earned from the sale of the product are based upon the sales reported by our licensees and determined in accordance with the specific terms of the license agreements. We record royalty revenue when payment is received because we are unable to estimate and accrue royalty revenue due to the limited sales history of the product. We have made no material adjustments to date for revenue recorded from royalty fees. Revenues received as a reimbursement of direct expenses incurred for performing services to administer clinical trials are recorded during the period in which the expenses are incurred.

We recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” and the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104. Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective reliable evidence of the fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria are identified and applied to each of the units.

Technology sale and collaboration services revenues represent fees received from Celtic under an asset purchase agreement and a collaboration and services agreement, related to the sale of our worldwide rights and assets related to XERECEPT in November 2005. In accordance with EITF Issue 00-21, the asset sale, together with the related clinical development services we provide, are treated as one unit of accounting because we are unable to determine the fair value of the future services to be

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided by us under the collaboration and services agreement. Accordingly, we are recording the total revenue of $33 million from the sale of technology ratably over the six-year term of the collaboration and services agreement, which began November 29, 2005. Costs of collaboration services provided by us are billed to Celtic on a monthly basis based on actual internal and external expenses incurred to administer the clinical trials of XERECEPT and recognized as revenue combined with the amount of revenue from the sale of technology. Costs of development services paid and related expenses are recognized as incurred. Potential future milestone payments and royalty-sharing payments will be recognized as earned, provided that payment is reasonably assured.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates upon actual experience and other current indications that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. Estimates in the financial statements include, but are not limited to,

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accrued but unbilled expenses incurred in the performance of clinical trials and pre-clinical studies, expenses incurred and to be deducted from prepayments made for services related to clinical trials, fees and expenses incurred by independent experts and consultants who assist us with clinical trials and pre-clinical studies, useful lives of property and equipment used to calculate depreciation and amortization, and assumptions used to calculate stock-based compensation.

Cash Equivalents and Investments

The Company’s investments include securities of the U.S. government and its agencies, municipalities, corporations, mortgage-backed and auction rate securities. All securities which are highly liquid and purchased with original maturities of 90 days or less are recorded as cash equivalents. At June 30, 2006 and 2005, the Company had auction rate debt securities with interest rates that re-set in less than three months, but with maturities longer than three months. The Company has classified its investment securities, including auction rate securities, as available-for-sale securities as it does not intend to hold securities with stated maturities greater than twelve months until maturity. The Company manages its investment securities to maintain an average duration of less than six months and, in response to liquidity requirements and changes in the market value of securities, will sell investment securities prior to their stated maturities. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses reported as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity (Deficit). Realized gains or losses, amortization of premiums, accretion of discounts and earned interest are included in investment income. The cost of securities when sold is based upon specific identification.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective asset, generally two to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the useful life of the asset or the remaining lease term.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use or eventual disposition. The Company’s long-lived assets subject to this evaluation include property and equipment. If the Company’s estimates of future undiscounted net cash flows is insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the assets over the newly determined remaining useful lives. As of June 30, 2006, the fair value of long-lived assets exceeds their carrying value. Therefore, no impairment loss has been recognized.

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

The computation of diluted net loss per share for the year ended June 30, 2006 excludes the potentially dilutive impact of options to purchase 2,585,189 shares of common stock, warrants to purchase 770,480 shares of common stock, and the conversion of convertible preferred stock into 494,000 shares of common stock. The computation of diluted net loss per share for the year ended June 30, 2005 excludes the impact of options to purchase 2,243,351 shares of common stock, warrants to purchase 770,480 shares of common stock, and the conversion of convertible preferred stock into 504,000 shares of common stock. The computation of diluted net loss per share for the year ended June 30, 2004 excludes the impact of options to purchase 1,757,154 shares of common stock, warrants to purchase 1,670,860 shares of common stock, and the conversion of convertible preferred stock into 534,000 shares of common stock.

Stock-Based Compensation

We have adopted SFAS No. 123(R) (revised 2004), Share-Based Payment, effective July 1, 2005, utilizing the Modified-Prospective Transition method, by which the Company has recognized the cost of share-based payments based on their grant-date fair value from the beginning of the fiscal period in which the provisions of SFAS 123(R) were first adopted. Measuring and assigning of compensation cost for share-based grants made prior to, but not vested as of, the date of adopting SFAS 123(R) have been based upon the same estimate of grant-date fair value previously disclosed under SFAS 123 in a pro forma manner. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The Company has two share-based compensation plans. In September 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”), which was approved by the stockholders in December 2003 and was amended in December 2005. The 2003 Equity Plan replaced the 1993 Stock Plan, which expired in November 2003. The 2003 Equity Plan, as amended, provides for the issuance of options and stock awards and reserves up to 2,500,000 shares of common stock for issuance under the plan. In general, options are granted with an exercise price equal to the market price of the underlying common stock on the date of the grant, have a term of 10 years and become exercisable over the vesting period of either one year or four years. The Company distributes newly-issued shares in exchange for the net cash proceeds when stock options are exercised and has not repurchased, and does not expect to repurchase, shares subsequent to their issuance upon stock option exercise.

In September 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan (the “2003 ESPP”), which was approved by stockholders in December 2003. The 2003 ESPP has reserved 500,000 shares of common stock for sale. The 2003 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined six month

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accumulation periods. The price at which the stock is purchased is equal to the lower of 85% of the fair value of the stock on the last trading day before the commencement of the applicable offering period or 85% of the fair value of the common stock on the last trading day of the accumulation period.

The Company granted a total of 467,400 options to purchase common stock during the year ended June 30, 2006, for which the aggregate grant-date fair value was $1,573,000. As of June 30, 2006, there was $1,517,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the stock option plans, which is expected to be recognized over the next four years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model which uses the assumptions noted in the following table. Because option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatilities of the Company’s stock over the expected life of the option. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin 107. The risk-free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. During the year ended June 30, 2006, the Company used a forfeiture rate of 4.46% based on an analysis of historical data as it reasonably approximates the currently anticipated rate of forfeiture for granted and outstanding options that have not vested. The Company grants options under the 2003 Equity Plan to both employees and non-employee directors, for whom the vesting period of the grants is four years and one year, respectively. The following assumptions were used for these two types of grants to determine stock-based compensation during the year ended June 30, 2006.

	4 year vesting	1 year vesting
Weighted average volatility	1.10 - 1.27	1.27
Expected dividends	0	0
Expected term (in years)	6.25	5.50
Risk-free interest rate	4.35% - 4.83%	4.35%

A summary of option activity under the 1993 Stock Plan and the 2003 Equity Plan as of June 30, 2006, and changes during the year then ended is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2005	2,243,351	$2.98	—	—
Granted	467,400	$3.77	—	—
Canceled	(44,520)	$3.73	—	—
Exercised	(81,042)	$0.86	—	—
Outstanding at June 30, 2006	2,585,189	$3.18	5.20	$1,542,006
Exercisable at June 30, 2006	1,962,436	$2.97	4.00	$1,542,006

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing stock price of our common stock on the last trading day of our fiscal year 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of our common stock. The intrinsic value of 81,042 stock options exercised was $246,000, and the Company received $70,000 for the exercise of stock options, during the year ended June 30, 2006.

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

The amount of stock-based compensation expense recognized during the year ended June 30, 2006 was $848,000, of which $340,000 has been recorded in research and development expenses and $508,000 has been recorded in general and administrative expenses. The Company recorded no income tax benefits for stock-based compensation arrangements for the year ended June 30, 2006, as the Company has cumulative operating losses, for which a valuation allowance has been established. Estimates of stock-based compensation expenses are significant to our financial statements, but these expenses are based on the Black-Scholes option valuation model and will never result in the payment of cash by us.

The guidance in SFAS 123(R) and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the market price of the shares at the date of the grant. As permitted by SFAS 123, and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company elected to continue to apply the provisions of APB 25 and related interpretations in accounting for its employee stock option and stock purchase plans.

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

	Year ended:
	June 30, 2005	June 30, 2004
Net loss – as reported	$(24,978)	$(1,808)
Add back:
Deferred compensation	27	55
Deduct:
Stock-based employee expense determined under SFAS 123	(687)	(616)

Pro forma net loss	$(25,638)	$(2,369)

Net loss per share – as reported
Basic and diluted	$(0.94)	$(0.09)

Pro forma net loss per share
Basic and diluted	$(0.97)	$(0.11)

The fair value used to determine the pro forma expense for the options in the above table was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: expected volatility calculations, based on historical data, of 0.606 and 0.846 in 2005 and 2004, respectively; expected option lives of five years and no dividend yield for each of 2005 and 2004, respectively. Weighted average risk-free interest rate assumptions were based on U.S. government bonds, with maturities equal to the expected option lives, of 3.50% and 3.07% in 2005 and 2004, respectively.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from our net income (loss), specifically, the unrealized gains and losses on available-for-sale securities. For the years ended June 30, 2006, 2005 and 2004, the components of comprehensive income (loss) have been included in the Consolidated Statements of Stockholders’ Equity (Deficit).

Derivative Financial Instruments

In March 2004, the Company raised $19,400,000 in gross offering proceeds from the sale of 3,880,000 shares of common stock at a price of $5.00 per share. Investors also received warrants to purchase an additional 582,000 shares of common stock at a price of $6.73 per share. The Company also issued to its placement agent warrants to purchase 155,200 shares of common stock at a purchase price of $6.00 per share and 23,280 shares at $8.08 per share. The common stock and warrants issued in this private placement were initially unregistered. The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on April 14, 2004 to register the shares issued in the private placement as well as the shares to be issued upon exercise of the warrants. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants were reported as a liability and valued at fair value on the date of issuance. Pursuant to the terms of the private placement agreement, the Company could have delivered warrants for which the related shares were unregistered, but would have been required to pay a monthly penalty to each purchaser, with no contractual maximum, until the time that the registration statement was declared effective. Accordingly, because the penalty for not registering the shares related to the warrants had no contractual maximum, the Company determined that the penalty did not represent a reasonable difference between the value of registered and unregistered shares and that settling with unregistered shares was not an economically reasonable alternative. The warrants were revalued each period until the effective date of the registration statement, and the change in the fair value from the date of issuance through the date that the registration statement became effective in the amount of $477,239, has been recorded as non-cash income. The warrant liability was transferred to permanent equity when shares issuable upon exercise of the warrants were registered.

Fair Value of Financial Instruments

The fair value of cash equivalents and investments is based on quoted market prices. The carrying amount of cash equivalents and investments are considered to be representative of their respective fair values at June 30, 2006 and 2005.

Recent Accounting Pronouncement

In November 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005. The adoption of this FSP in 2006 had no impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, or FIN No. 48, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires a company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48 on its financial statements, but believes that FIN No. 48 will not have a material impact on its financial statements.

Note 2. Acquisition of Empire Pharmaceuticals, Inc. (Restated. See Note 1.)

On July 14, 2004, NTI acquired Empire Pharmaceuticals, Inc. (“Empire”), a development stage enterprise, through the merger of Empire into NTI-Empire, Inc., a wholly-owned subsidiary of NTI. Pursuant to the transaction, NTI acquired worldwide rights to Viprinex (ancrod), a late-stage reperfusion therapy for use in the treatment of ischemic stroke, a life-threatening condition caused by the blockage of blood vessels supplying blood and oxygen to the brain. A reperfusion therapy is a drug that seeks to break up the blood clot causing the stroke and enable normal blood flow to return to the affected areas of the brain. Viprinex is derived from the venom of the Malayan pit viper.

The terms of the purchase agreement provided for initial and contingent payments, requiring that the Company pay one-half of the purchase price upon closing and one-half of the purchase price if and when pivotal Phase III clinical trials for Viprinex commenced. Accordingly, the Company paid the selling shareholders of Empire $11,453,000 in July 2004, consisting of 2,399,163 shares of common stock valued at $9,453,000 and cash of $2,000,000, and incurred acquisition-related expenses of $1,216,000. Pivotal Phase III clinical trials for Viprinex commenced in November 2005, and the Company made the contingent payment to the Empire selling shareholders in the amount of $11,501,000, consisting of 2,375,170 shares of common stock valued at $9,501,000 and cash of $2,000,000, in December 2005.

The transaction was accounted for as a purchase of assets, rather than as a business combination, because Empire was a development stage enterprise that had not commenced its intended principal operations. Empire lacked the necessary elements of a business entity because it did not have a product which had received regulatory approval to be marketed and therefore had no ability to access customers.

The Company allocated the purchase price in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), related to the purchase of a group of assets. SFAS 142 provides that the cost of the group of assets acquired in a transaction other than a business combination shall be allocated to the individual assets acquired based upon their relative fair values.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the provisions of SFAS 142, tangible assets, all identifiable intangible assets and acquired in-process research and development were assigned portions of the purchase price based on their relative fair values. To this end, an independent third party valuation was obtained and used to assist management in determining the fair value of the tangible assets, identifiable intangible assets and acquired in-process research and development. Based upon this valuation, the Company allocated the initial and contingent payments, on the dates they were made, as follows (in thousands).

	July 2004	December 2005	Total
Current assets	$2,000	$—	$2,000
Property and equipment, net	17,000	—	17,000
Acquired in-process research and development	12,650,000	11,501,000	24,151,000

Total assets acquired	$12,669,000	$11,501,000	$24,170,000

During the identification and valuation process related to the acquisition, the Company determined that the acquired in-process research and development related to Viprinex had a fair value of $12,650,000 associated with the initial payment made in July 2004 and $11,501,000 associated with the contingent payment in December 2005. At the date of the purchase and payment of the contingent amount, Viprinex had not received regulatory approval to be marketed and the in-process research and development had no alternative future uses, as defined by the practice aid titled “Assets Acquired in a Business Combination to be Used in Research and Development Activities,” published by the American Institute of Certified Public Accountants. Accordingly, the acquired in-process research and development was charged to expense at the time the initial and contingent payments were made.

Note 3. Restricted Cash

In accordance with the terms of the sublease for certain of its operating facilities, the Company, as sublessee, is required to maintain a security deposit in the approximate amount of $31,000 in a separate commercial bank account of the sublessor’s selection. All principal and interest in the account remain the property of the Company, and all such principal and interest balances shall be returned to the Company after termination of the sublease in October 2009, subject to fulfillment of all conditions and covenants.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Investments

Available-for-sale securities were as follows (in thousands):

	Cost	Gross Unrealized Gains		Gross Unrealized (Losses)		Market Value
June 30, 2006
Auction rate securities:
Maturing after 5 years	$830		$—		$—	$830
Corporate debt obligations:
Maturing within 1 year	45		—		—	45
Maturing after 1 through 5 years	35		—		(1)	34
U.S. Government obligations:
Maturing within 1 year	1,982		—		(8)	1,974
Maturing after 1 through 5 years	1,978		—		(3)	1,975
Municipal Securities:
Maturing after 5 years	400		—		—	400
Mortgage and asset-backed securities:
Maturing after 5 years	260		—		(7)	253

Total investments	$5,530		$—		$(19)	$5,511

June 30, 2005
Auction rate securities:
Maturing after 5 years	$200	$		$		$200
Corporate debt obligations:
Maturing within 1 year	113		—		(1)	112
Maturing after 1 through 5 years	2,304				(23)	2,281
Maturing after 5 years	1,263		4		—	1,267
U.S. Government obligations:
Maturing after 1 through 5 years	297		—		—	297
Maturing after 5 years	272		4		—	276
Municipal Securities:
Maturing within 1 year	129		—		—	129
Mortgage and asset-backed securities:
Maturing after 5 years	3,088		13		—	3,101
Securities issued by foreign governments and agencies – denominated in $US
Maturing after 5 years	15		—		—	15

Total investments	$7,681		$21		$(24)	$7,678

Realized losses were $92,191 and $234,355 during the years ended June 30, 2006 and 2005, respectively. There were no realized gains or losses during the year ended June 30, 2004.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Property and Equipment

Property and equipment as of June 30, 2006 and 2005 consisted of the following:

	2006	2005
Machinery and equipment	$238,228	$151,509
Furniture, fixtures and leasehold improvements	273,630	19,586
Clinical production equipment	500,720	500,720

	1,012,578	671,815
Less accumulated depreciation and amortization	(261,069)	(75,794)

	$751,509	$596,021

Depreciation and amortization expense was $194,119, $72,230 and $5,967 during the years ended June 30, 2006, 2005 and 2004, respectively.

Note 6. Commitments and Contingencies

Lease Commitments

In April 2005, the Company entered into a lease agreement for its current executive offices in Emeryville, California, which commenced in August 2005 and continues through November 2010. The Company occupied its former executive office facilities in Richmond, California pursuant to the terms of its lease which expired in July 2005, and began occupying the new facilities in Emeryville in August 2005.

In May 2005, the Company entered into a sublease in Edgewater, New Jersey, which commenced in June 2005, and continues through October 2009, for its operating staff dedicated to the Viprinex development program.

For leases that contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred rent liability. The balance of our deferred rent liability was $75,488 and $9,710 as of June 30, 2006 and 2005, respectively.

As of June 30, 2006, future minimum lease payments under operating leases in California and New Jersey are as follows.

Year ending June 30:
2007	$311,878
2008	356,654
2009	363,602
2010	288,202
2011	105,366

Total minimum future lease payments	$1,425,702

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense for the years ended June 30, 2006, 2005 and 2004 was $338,368, $247,725, and $103,000, respectively.

Other Commitments

In January 2006, we entered into an agreement with Nordmark Arzneimittel GmbH & Co. KG, or Nordmark, which was amended in March 2006, pursuant to which Nordmark will establish a snake farm and a purification unit for the supply of raw venom of the Malayan pit viper, the starting material for Viprinex. The agreement calls for both NTI and Nordmark to fund this effort. Under the agreement, we are obligated to make payments to Nordmark of €2.0 million (or approximately $2.5 million) towards the costs of the snake farm and purification unit, which will be owned and operated by Nordmark. We are also obligated to pay Nordmark for certain operating costs until the commercialization of Viprinex. If, among other things, we abandon the development and/or commercialization of Viprinex before the end of 2010, we will be required to reimburse Nordmark for certain operating costs and make an additional payment of up to €2.8 million (or approximately $3.6 million). The agreement also calls for us to pay for certain fully burdened costs and certain other expenses that total €5.3 million (or approximately $6.7 million). Through June 30, 2006, we have paid €1.1 million (or approximately $1.4 million). Our outstanding contractual commitment to Nordmark under this contract is €6.2 million (or approximately $7.8 million) including a payment of €1.0 million (or approximately $1.2 million), which we expect to occur by December 2006.

In March 2005, we entered into a supply agreement with Nordmark, pursuant to which Nordmark supplies us with the active pharmaceutical ingredient, or API, of Viprinex. Pursuant to this agreement, we paid Nordmark €400,000 (or approximately $511,000) to purchase equipment for the development and manufacturing of Viprinex. For the supply of the API, we are required to make periodic payments over the term of the contract totaling €7.3 million (or approximately $9.4 million) as work is performed, of which €3.5 million (or approximately $4.5 million) has been paid as of June 30, 2006. The agreement will continue until 2019, unless terminated earlier in accordance with the terms of the agreement. Our outstanding contractual commitment to Nordmark for the March 2005 agreement as of June 30, 2006 was approximately €3.8 million (or approximately $4.9 million).

In June 2005, we entered into a drug product development and clinical supply agreement with Baxter Pharmaceutical Solutions, LLC, pursuant to which we engaged Baxter to aseptically fill and package our Viprinex product into its finished form for development and clinical use. The term of the agreement will continue until Baxter completes product production, which is expected to be in August 2008, and the estimated amount payable by us pursuant to this agreement is approximately $834,000. Our outstanding contractual commitment to Baxter as of June 30, 2006 was approximately $394,000.

In June 2005, we entered into an agreement with SCIREX Corporation, pursuant to which SCIREX serves as the clinical research organization supporting our Phase III clinical program for Viprinex. This agreement was amended in April 2006 and the scope of services to be performed by SCIREX was significantly reduced. The agreement, as amended, provides for aggregate payments to SCIREX of approximately $6.8 million over the term of the agreement, which will end upon the completion of the project in 2008 based on our current estimates. Our outstanding contractual commitment to SCIREX as of June 30, 2006 was approximately $2.7 million.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2006, we entered into an agreement with S&P Pharmatest Management GmbH, pursuant to which S&P serves as the clinical research organization supporting our Phase III clinical program for Viprinex in certain European countries. The agreement provides for aggregate payments to S&P of €3.6 million (or approximately $4.6 million including pass-through costs) over the term of the agreement, which will end upon the completion of the project, which is expected to occur in 2008 based on our current estimates. Our outstanding contractual commitment to S&P as of June 30, 2006 was €2.6 million (or approximately $3.4 million).

Pursuant to our license agreement with Abbott Laboratories (“Abbott”), which we acquired from Empire in July 2004, we have an obligation to use commercially reasonable efforts to develop Viprinex for the treatment of ischemic stroke and, if Viprinex receives regulatory approval from the FDA, to market the product for that indication. We will be required to make milestone payments of up to an aggregate of $2.0 million, consisting of payments of (i) $500,000 upon receiving regulatory approval in the United States and (ii) $500,000 upon first approval in each of Europe, Latin America and Asia. To date, we have made no payments to Abbott under this agreement. Prior to our acquisition of the rights to Viprinex from Empire in July 2004, Empire had paid Abbott a total of $500,000 in license fees under this agreement.

The license agreement with Abbott will continue until terminated by either party. Abbott has the right to terminate the agreement only in the event of our breach, and we have the right to terminate the agreement for our convenience upon providing 90 days’ notice.

We have also entered into agreements with service providers and clinical sites that administer and conduct our clinical trials, respectively. We make payments to the service providers and sites based upon the number of patients enrolled. We have estimated the future patient enrollment costs based on the number of patients that we expect to enroll and have included those estimates in the table below.

At June 30, 2006, the annual aggregate commitments we have under these agreements, including potential payments which could be due under the Abbott license for achieving regulatory objectives, are as follows:

Year ending June 30:
2007	$8,809,000
2008	5,461,000
2009	6,569,000
2010	3,316,000
Thereafter	—

$24,155,000

Certain licenses provide for the payment of royalties by us on future product sales, if any. In addition, in order to maintain these licenses and other rights during product development, we must comply with various conditions including the payment of patent related costs.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies

From time to time, the Company may be involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 7. Line of Credit

In August 2005, the Company established a $10 million line of credit with a national commercial bank. The line of credit is a revolving credit facility which is secured by the Company’s assets (excluding intellectual property but including the right to receive payments pursuant to intellectual property agreements), matures in two years, bears interest at the bank’s annual prime rate plus 1.00%, provides that the Company maintain one of several alternative liquidity covenants and requires payment of an annual commitment fee of 0.15% on the committed balance. The liquidity covenants require the Company to meet at least one of the following two hurdles: a ratio of liquidity (as defined, cash and cash equivalents, available-for-sale investments and certain receivables) to cash burn (as defined, generally cash used to fund the prior month’s net loss) of at least 3:00 – 1:00, and a ratio of liquidity to all indebtedness to the bank of at least 1:15 – 1:00. The credit facility prohibits payment of dividends. As of June 30, 2006, the Company would have been able to access $10 million of the credit facility. The amount of money that the Company may access will decline as its liquidity declines. As of June 30, 2006, no borrowing had been made on the line of credit.

Note 8. Guarantees and Indemnifications

In the normal course of business, we have commitments to make certain payments to various clinical research organizations in connection with our clinical trial activities. Payments are contingent upon the achievement of specific objectives or events as defined in the agreements, and we have made appropriate accruals in our consolidated financial statements for those objectives that were achieved as of June 30, 2006. We also provide indemnifications of varying scope to our clinical research organizations and investigators against claims made by third parties arising from the use of our products and processes in clinical trials. Historically, costs related to these indemnification provisions were immaterial. We also maintain various liability insurance policies that limit our exposure. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

Note 9. Stockholders’ Equity (Deficit)

Convertible Preferred Stock

At June 30, 2006, the Company had 494,000 shares of Series A convertible preferred stock outstanding. The holders of the Series A convertible preferred stock are entitled to receive annual noncumulative dividends of 8% per share per annum, when and if declared by the Board of Directors. These dividends are in preference to any declaration or payment of any dividend on the common stock of the Company. As of June 30, 2006, no dividends had been declared.

Each share of Series A preferred stock is convertible, at the holder’s option, subject to antidilution provisions, into one share of common stock. Additionally, each share of the preferred stock

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will be automatically converted into one share of common stock upon the affirmative vote of a majority of the then-outstanding shares of Series A preferred stock. During the years ended June 30, 2006, 2005 and 2004, respectively, 10,000, 30,000 and 620,000 shares of Series A preferred stock were converted into common stock. The holders of preferred stock are entitled to the number of votes equal to the number of shares of common stock into which their preferred stock is convertible.

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

Warrants to Purchase Common Stock

At June 30, 2006, the Company had a total of 770,480 outstanding warrants to purchase shares of common stock as follows:

Number of Shares	Exercise Price	Issue Date	Expiration Date
10,000	$ 5.14	December 2003	December 2006
582,000	$ 6.73	March 2004	August 2009
155,200	$ 6.00	March 2004	February 2007
23,280	$ 8.08	March 2004	February 2007

770,480

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plan

In September 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”), which provides for the issuance of options and stock awards. The 2003 Equity Plan was approved by the stockholders in December 2003. The 2003 Equity Plan replaced the 1993 Stock Plan, which expired in November 2003. In December 2005, stockholders approved an increase of 1,500,000 shares issuable under the 2003 Equity Plan, to bring the total up to 2,500,000 shares of common stock reserved for issuance under the plan. In general, options are granted with exercise prices equal to the market price of the underlying common stock on the date of the grant, have a term of 10 years and become exercisable over the vesting period of either one year or four years.

A summary of stock option activity for the 1993 Stock Plan and the 2003 Equity Plan, and related information for the three years ended June 30, 2006 follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2003	232,186	1,651,029	$2.46
Options granted	(134,000)	134,000	5.98
Options canceled	22,420	(22,420)	3.70
Options exercised	—	(5,455)	3.31
Options expired	(250,606)	—	—
Options authorized	1,000,000	—	—

Balance at June 30, 2004	870,000	1,757,154	2.71
Options granted	(544,000)	544,000	3.89
Options canceled	15,480	(24,345)	4.25
Options exercised	—	(33,458)	2.66

Balance at June 30, 2005	341,480	2,243,351	2.98
Options granted	(467,400)	467,400	3.77
Options canceled	44,520	(44,520)	3.73
Options exercised	—	(81,042)	0.86
Options expired	(5,000)	—	4.23
Options authorized	1,500,000	—	—

Balances at June 30, 2006	1,413,600	2,585,189	$3.18

At June 30, 2006, 2005 and 2004, options to purchase 1,962,436, 1,641,706, and 1,403,308 shares of common stock, respectively, were exercisable. The weighted-average exercise price of options exercisable at June 30, 2006, 2005 and 2004 was $2.97, $2.59, and $2.59, respectively. The weighted-average fair value of options granted during fiscal years 2006, 2005, and 2004 was $3.37, $3.90, and $4.14, respectively.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning currently outstanding and exercisable options as of June 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$0.01 – 1.99	867,827	2.00	$1.02	867,827	$1.02
2.00 – 3.99	1,202,862	7.29	3.61	639,860	3.48
4.00 – 5.99	132,000	8.08	4.64	72,249	4.64
6.00 – 8.00	382,500	4.85	6.21	382,500	6.21

	2,585,189	5.20	$3.18	1,962,436	$2.97

In connection with the grant of certain stock options to senior management, we recorded deferred compensation of $274,000 in fiscal 2000. Deferred compensation represents the difference in the market value of the stock on the date granted and the exercise price of these options. Deferred compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the option using a straight-line method. We recognized amortization of deferred stock compensation expense of $27,376 and $54,750 in the fiscal years ended June 30, 2005 and 2004, respectively.

Employee Stock Purchase Plan

In September 2003, the Board of Directors adopted, subject to stockholder approval, the 2003 Employee Stock Purchase Plan (the “2003 ESPP”). The 2003 ESPP was approved by the stockholders in December 2003. The 2003 ESPP reserves up to 500,000 shares of common stock for sale under the ESPP. The 2003 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined accumulation periods. The price at which the stock is purchased is equal to the lower of 85% of the fair value of the common stock on the last trading day before the commencement of the applicable offering period or 85% of the fair value of the common stock on the last trading day of the accumulation period. During the fiscal years ended June 30, 2006, 2005 and 2004, respectively, 14,799, 5,208 and 9,380 shares were purchased under the 2003 ESPP at a weighted average exercise price of $3.28, $3.42 and $3.16, respectively. Under the 2003 ESPP Plan, 476,605 shares remain available for issuance at June 30, 2006.

Common Stock Reserved for Future Issuance

At June 30, 2006, the Company has reserved shares of common stock for future issuance as follows:

Conversion of preferred stock into common stock	494,000
1993 Stock Plan and 2003 Equity Plan	3,998,789
Warrants	770,480
2003 ESPP	476,605

5,739,874

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that are anticipated to be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

For the year ended June 30, 2006, the Company recorded a provision of $300,000 for California alternative minimum tax and New Jersey state taxes. There was no provision (benefit) for income taxes for the fiscal years ended June 30, 2005 and 2004 because the Company had incurred net operating losses.

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2006	2005 (Restated)	2004
Deferred tax assets:
Net operating losses	$5,845,000	$12,144,000	$6,830,000
Research credits	898,000	520,000	430,000
Deferred Revenue	11,797,000	—	—
Other	400,000	307,000	290,000

Total deferred tax assets	18,940,000	12,971,000	7,550,000
Valuation allowance	(18,940,000)	(12,971,000)	(7,550,000)

Net deferred tax assets	—	—	—

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Year ended June 30,
	2006	2005 (Restated)	2004
Tax expense (benefit) at federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Effect of:
State tax	1.1%	0.0%	0.0%
Share-based expense	1.1%	0.0%	0.0%
In-process R&D	14.6%	17.8%	0.0%
Losses not benefited	19.3%	17.2%	35.0%

Total provision for income taxes	1.1%	0.0%	0.0%

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of the deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by $5,969,000, $5,421,000, and $530,000 during the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

As of June 30, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $14,850,000, which will expire in fiscal years 2007 through 2026, and federal research and development tax credits of approximately $590,000, which will expire in fiscal years 2020 through 2026.

As of June 30, 2006, the Company had net operating loss carryforwards for state income tax purposes in California of approximately $14,000,000, which will expire in fiscal years 2007 through 2015 and state research and development tax credits in California of approximately $470,000, which do not expire.

Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss and credits before utilization.

Included in the net operating loss carryforwards are losses created by the exercise of stock options. Although these net operating loss carryforwards are reflected in total U.S. net operating tax loss carryforwards, pursuant to Statement 123(R), deferred tax assets associated with these deductions are only recognized to the extent that they reduce taxes payable. Further, these recognized deductions are treated as direct increases to stockholders’ equity and as a result do not impact the Consolidated Statement of Operations. To the extent stock-option related deductions are not recognized pursuant to Statement 123(R), the unrecognized benefit is not reflected on the Consolidated Balance Sheet. Accordingly, the Company has reduced deferred tax assets by approximately $161,000, which represents the unrecognized benefit from stock-option related net operating loss carryforwards as for June 30, 2006, that is potentially available for utilization in future years.

Note 11. Collaboration Agreements

In April 1998, we entered into a strategic research and marketing cooperation agreement with Merz Pharmaceuticals GmbH, or Merz, and Children’s Medical Center Corporation, or CMCC, to further the clinical development and commercialization of Memantine. Pursuant to this agreement, we have the right to share in revenues from worldwide sales of Memantine for Alzheimer’s disease and any future sales for indications covered by the CMCC patents, which include AIDs-related dementia and neuropathic pain. However, we do not receive royalties on Merz’s sales of Memantine for dementia syndrome or for Alzheimer’s disease in certain countries where Merz had pre-existing marketing or other commercial arrangements, including Japan, Korea and China; Germany, Italy, Spain and several other smaller European markets, and much of Latin America, excluding Brazil. We have no significant ongoing obligations under the agreement and rely on Merz and its marketing partners for the commercialization of Memantine for Alzheimer’s disease and for the clinical development of Memantine for other indications.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2000, Merz entered into agreements with Forest Laboratories, Inc., or Forest, for the development and marketing of Memantine in the United States for the treatment of Alzheimer’s disease, neuropathic pain and AIDS-related dementia. In August 2000, Merz entered into a strategic license and cooperation agreement with H. Lundbeck A/S, or Lundbeck, of Copenhagen, Denmark for the further development and marketing of Memantine for the treatment of Alzheimer’s disease, neuropathic pain and AIDS-related dementia. Lundbeck has acquired exclusive rights to Memantine in certain European markets, Canada, Australia and South Africa and semi-exclusive rights to co-market Memantine with Merz in other markets worldwide, excluding the United States, where Forest has development rights, and Japan, where Merz has granted development rights to Daiichi Suntory Pharma Co., Ltd., or Suntory, respectively. While we are not a party to any of these agreements, we are entitled to receive a share of the license fees and royalties Merz receives from Forest, Lundbeck and Suntory pursuant to our strategic research and marketing cooperation agreement with Merz and CMCC.

Through June 30, 2006, we have received approximately $19.2 million from Merz under our 1998 strategic research and marketing cooperation agreement. We received approximately $5.1 million, $3.1 million, and $0.3 million in royalty payments for the fiscal years ended June 30, 2006, 2005, and 2004, respectively, for sales of Memantine. Memantine was approved for the treatment of Alzheimer’s disease in the European Union in May 2002. In October 2003, the FDA approved Memantine for the treatment of moderate to severe Alzheimer’s disease in the United States, which triggered a payment of approximately $2.5 million to the Company under the agreement. We received no license payments in fiscal years 2006 and 2005 and received a license payment of approximately $2.5 million in fiscal year 2004.

The Company may receive additional license and royalty fees from Merz and its marketing partners, Forest and Lundbeck, from regulatory approvals in additional countries or for new indications and from sales of Memantine. Because the clinical development and commercial marketing of Memantine is managed by Merz and its marketing partners, the company is unable to estimate the timing or amount of potential revenues. Our agreement with Merz will expire on a country by country basis on the later of ten years after the first commercial sale of a covered product or the last to expire patent covering products in that country. Merz or CMCC can terminate the agreement upon six months’ notice in the event that Merz or its marketing partners do not continue to develop Memantine for neuropathic pain or another indication covered by the CMCC patents. The termination of our agreement with Merz or any failure by Merz or its partners to successfully commercialize Memantine could reduce or terminate our future royalties under the research and marketing cooperation agreement. We have recently been informed by Forest and Merz that they do not plan to pursue further development of Memantine for neuropathic pain. As a result, we, Merz and CMCC are discussing options for the development of Memantine for the indications covered by the CMCC patents.

In November 2005, we sold our worldwide rights and assets related to XERECEPT to two subsidiaries of Celtic and received an initial payment of $20 million in cash and a promissory note for $13 million. The first two payments of $5 million and $4 million under the note were received in January 2006 and June 2006, respectively. Under the terms of the note, $4 million is due in January 2007. The note bears interest at 3.9% per year. We are also eligible to receive up to an additional $15 million upon the achievement of certain regulatory milestones. If XERECEPT is approved for commercial sale, the Company will also be eligible to receive profit-sharing payments on sales of XERECEPT in the United States and royalties on sales elsewhere in the world.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under a collaboration and services agreement entered into in November 2005 with one of the Celtic subsidiaries, we continue to administer and procure third-party Phase III clinical development services in the United States related to XERECEPT, in exchange for Celtic’s reimbursement of expenses incurred by us. During the year ended June 30, 2006, we have incurred expenses of approximately $4.1 million and have a receivable of $1.6 million as of June 30, 2006. This agreement expires in November 2011, unless terminated earlier in accordance with its terms.

Note 12. 401(k) Plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees. Participating employees may defer a portion of their pretax earnings, up to the limit established by the Internal Revenue Service. The Company made employer contributions to the plan, recorded as expense, of $11,171, $3,546, and $3,673 in the years ended June 30, 2006, 2005 and 2004, respectively.

Note 13. Subsequent Events

In July 2006, the Company received a royalty payment in the amount of $1,589,000 from Merz for sales of Memantine in the quarter ended March 31, 2006. Royalty revenue received pursuant to the agreement with Merz is recorded when received, which occurs in the second quarter following the quarter in which the revenues are earned by Merz’s marketing partners.

In July 2006, the Company announced the appointment of Craig W. Carlson as its Vice President and Chief Financial Officer.

On September 28, 2006, the Company received a Staff Determination Letter from the NASDAQ Stock Market notifying the Company of its noncompliance with NASDAQ Marketplace Rule 4310(c)(14) because of the Company’s failure to file its Annual Report on Form 10-K for the fiscal year ended June 30, 2006 on a timely basis. The notice indicated that, due to such noncompliance, the Company’s common stock would be subject to delisting. The Company has requested an appeal of the Staff’s determination and expects to be able to resolve the filing delay before NASDAQ would take any delisting action. There can be no assurance, however, that any request for an appeal will be granted or that the Company’s common stock will not be delisted.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of March 3, 2006, the Audit Committee of our Board of Directors approved the dismissal of Ernst & Young LLP, or E&Y, as our independent registered public accounting firm. Also on that date, the Audit Committee appointed Odenberg, Ullakko, Muranishi & Co. LLP, or OUM, as our independent registered public accounting firm for the fiscal year ending June 30, 2006.

The audit reports of E&Y on our financial statements for the fiscal years ended June 30, 2004 and 2005 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit report of E&Y on management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2005 did not contain an adverse opinion or disclaimer of opinion.

In connection with E&Y’s audits for the fiscal years ended June 30, 2004 and 2005 and through the subsequent interim periods ended December 31, 2005 or March 3, 2006, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of such disagreements in connection with its reports. In addition no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, occurred during our fiscal years ended June 30, 2004 and 2005 and through the subsequent interim periods ending December 31, 2005 or March 3, 2006.

We have provided E&Y with a copy of this report and requested that E&Y provide a letter addressed to the Securities and Exchange Commission stating whether it agrees with the foregoing statements. A copy of this letter from E&Y is attached to Form 8-K filed with the Securities and Exchange Commission on March 8, 2006 as Exhibit 16.1 and is incorporated herein by reference.

We appointed OUM as our new independent registered public accounting firm as of March 3, 2006. During our two most recent fiscal years and the subsequent interim period through March 3, 2006, neither we nor anyone on our behalf consulted with OUM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided by OUM that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of June 30, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As discussed below, we have identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”) in Internal Control-Integrated Framework. Management’s assessment concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2006 as a result of a material weakness.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2006, our management has identified in its assessment of the Company’s internal controls over financial reporting that the Company lacked the necessary internal controls and technical expertise and experience to ensure proper accounting of highly complex accounting issues and transactions related to sales and purchases of assets in accordance with U.S. generally accepted accounting principles. This material weakness in the Company’s internal controls over financial reporting resulted in certain prior period adjustments and restatement of the Company’s previously issued audited consolidated financial statements as of and for the year ended June 30, 2005 and the unaudited condensed consolidated financial statements for each of the quarters in fiscal years 2005 and 2006. The restatement is fully discussed in Notes 1 and 2 of the Company’s accompanying consolidated financial statements for the year ended June 30, 2006.

Subsequent to June 30, 2006, we initiated actions to remediate this material weakness by improving our internal controls, enhancing our in-house technical expertise and accessing external experts to assist management in handling complex accounting issues and transactions in accordance with U.S. generally accepted accounting principles.

Management has discussed the material weaknesses described above and related corrective actions with the Audit Committee and our independent registered public accounting firm. Our independent registered public accounting firm, Odenberg, Ullakko, Muranishi & Co. LLP, has audited management’s assessment of the effectiveness of our internal control over financial reporting and has issued an attestation report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Neurobiological Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that Neurobiological Technologies, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of June 30, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2006, management has identified in its assessment of the Company’s internal controls over financial reporting that the Company lacked the necessary internal controls and technical expertise and experience to ensure proper accounting of highly complex accounting issues and transactions related to sales and purchases of assets in accordance with U.S. generally accepted accounting principles. This material weakness in the Company’s internal controls over financial reporting resulted in certain prior period adjustments and restatement of the Company’s previously issued audited consolidated financial statements as of and for the year ended June 30, 2005 and the unaudited condensed consolidated financial statements for each of the quarters in fiscal years 2005 and 2006.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, because of the effect of the material weakness described in the preceding paragraph on the achievement of the objectives of the control criteria, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Neurobiological Technologies, Inc. as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. The aforementioned material weakness was considered in determining the nature, timing, and extent of our audit of the consolidated financial statements as of and for the year ended June 30, 2006. This report does not affect our report dated November 2, 2006 on the consolidated financial statements on which we expressed an unqualified opinion thereon.

/s/    Odenberg, Ullakko, Muranishi & Co. LLP

San Francisco, California

November 2, 2006

ITEM 9B.  OTHER INFORMATION

In the fourth quarter ended June 30, 2006, the Company had no events that were required to be reported on Form 8-K but that were not filed to date.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company, their ages and positions as of November 2, 2006 are as follows:

Name	Age	Position
Paul E. Freiman	72	President and Chief Executive Officer and Director
Lisa U. Carr, M.D., Ph.D.	51	Senior Vice President, Chief Medical Officer
David E. Levy, M.D.	65	Vice President, Clinical Development
Craig Carlson	58	Vice President and Chief Financial Officer
Karl G. Trass	47	Vice President, Regulatory Affairs & Quality Assurance
Abraham E. Cohen	70	Chairman of the Board of Directors
Ronald E. Cape, Ph.D.	74	Director
Enoch Callaway, M.D.	82	Director
Theodore L. Eliot, Jr.	78	Director
Abraham D. Sofaer	68	Director
John B. Stuppin	73	Director
F. Van Kasper	69	Director

Paul E. Freiman joined the Company as a director in April 1997 and was elected President and Chief Executive Officer in May 1997. He is the former chairman and chief executive officer of Syntex Corporation, where he had a long and successful career and was instrumental in the sale of Syntex to Roche Holdings for $5.3 billion. He is credited with much of the marketing success of Syntex’s lead product Naprosyn and was responsible for moving the product to over-the-counter status, marketed by Proctor & Gamble as Aleve. Mr. Freiman currently serves as chairman of the board of SciGen Pte. Ltd. and serves on the boards of Penwest Pharmaceutical Co., Calypte Biomedical Corporation, Otsuka America Pharmaceuticals, Inc. and NeoPharm. He has been chairman of the Pharmaceutical Manufacturers Association of America (PhARMA) and has also chaired a number of key PhARMA committees. Mr. Freiman is also an advisor to Burrill & Co., a San Francisco merchant bank. Mr. Freiman holds a B.S. degree from Fordham University and an honorary doctorate from the Arnold & Marie Schwartz College of Pharmacy.

Lisa U. Carr, M.D., Ph.D. was appointed Vice President of Medical Affairs in September 1998, Chief Medical Officer in September 2004 and Senior Vice President in September 2005. Prior to joining the Company in June 1998 as Director of Medical Affairs, Dr. Carr was Associate Medical Director at the Institute of Clinical Immunology and Infectious Diseases at Syntex Development Research in Palo Alto, California. Dr. Carr has more than eight years of international industry experience in conducting clinical drug trials in immunosuppression, nephrology, neurology, gastroenterology and cardiovascular disorders. She was Lead Clinical Research Physician at Syntex, directing a pivotal clinical trial of mycophenolate mofetil, for which an IND and NDA were approved for solid organ transplantation. Dr. Carr holds a medical degree and a Ph.D. degree magna cum laude from the University of Munich in Germany.

David E. Levy, M.D. was appointed Vice President of Clinical Development in September 2004 following the Company’s acquisition of Empire Pharmaceuticals. Prior to joining NTI, Dr. Levy was international project team leader at Eisai Medical Research, Inc. where he directed a clinical program to develop a novel, new therapy in Alzheimer’s disease as well as acute ischemic stroke programs. He had previously served as an advisor to Empire Pharmaceuticals and as senior director of medical research at DOV Pharmaceutical, where he directed several clinical development programs. From 1991 to 2001, Dr. Levy was with Knoll Pharmaceuticals, serving initially as senior director and therapeutic head of clinical CNS and then as senior director of cardiovascular/ internal medicine. Dr. Levy served as executive vice chair of neurology from 1988 to 1991 at Weill-Cornell Medical College and New York Presbyterian Hospital and continues to serve as adjunct associate professor of neurology and adjunct associate attending neurologist at these institutions. Dr. Levy is a fellow of the American Academy of Neurology, the American College of Physicians, and the Stroke Counsel of the American Heart Association. Dr. Levy holds a B.A. degree from Harvard College and an M.D. degree from Harvard Medical School.

Craig W. Carlson joined the Company as Vice President, Finance and Chief Financial Officer in July 2006 and has over 27 years of experience in finance and communications. Before joining NTI, he was with Cygnus, Inc., where he held several executive-level positions, including CFO and COO, beginning in 1993 until the company’s acquisition by Animas in 2005. From 2005 until joining NTI, Mr. Carlson was employed as a business consultant. At Cygnus, Mr. Carlson’s primary responsibilities included financial and accounting management, SEC reporting, Sarbanes-Oxley compliance, capital raising, as well as overseeing U.S. and international sales and marketing, business development and investor relations functions. Cygnus developed and manufactured an automatic and non-invasive glucose monitor. He serves on the board of directors of Orthogene, a private biopharmaceutical company. Mr. Carlson holds an M.B.A. degree from Stanford University, a masters in Education from Hofstra University and a B.A. degree from Union College, Schenectady, NY.

Karl G. Trass was appointed Vice President, Regulatory Affairs & Quality Assurance in January 2005. Mr. Trass has over thirteen years of regulatory affairs experience, including supervising the preparation and filing of both new drug applications and biologics applications, which resulted in four compounds receiving FDA marketing approval. Mr. Trass has extensive experience in a variety of therapeutic areas, including oncology and cardiovascular, and has had significant regulatory experience outside of the U.S. Trass was Director of Regulatory Affairs with Sangamo BioSciences of Richmond, CA. He held the same position at Gilead Sciences in Foster City, CA, and was Associate Director of Regulatory Affairs for Tularik in South San Francisco. Earlier, he was Senior Manager for Regulatory Affairs at Genentech, also in South San Francisco, and Senior Associate for Regulatory Affairs with Syntex of Palo Alto. Trass holds a bachelor’s degree in chemistry from Indiana University.

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

Ronald E. Cape, Ph.D. has been a director of the Company since November 2004 and previously served as a consultant to the Company since its founding. Dr. Cape has worked in the biotechnology industry for more than 30 years and currently serves as a consultant for several public and private biotechnology companies. He co-founded Cetus Corporation in 1971 and served as chairman for 20 years and Chief Executive Officer for 13 years until Cetus merged with Chiron Corporation in 1991. Cetus was a pioneer in genetic engineering, developing a technology that was ultimately awarded a Nobel Prize. He was the founding chairman of Darwin Molecular Corporation, which was later sold to Chiroscience plc. Dr. Cape serves on the board of EntreMed, Inc. He also serves as a director for several privately held companies, including Caprion, Inc., Neugenesis Corp. and PureTech Ventures LLC. Dr. Cape was a founding member of the Industrial Biotechnology Association (now the Biotechnology Industry Organization or BIO), where he served as President from 1983 until 1985. Dr. Cape is a fellow of the American Academy of Arts and Sciences, the American Academy of Microbiology and the American Association for the Advancement of Science and has served as a board member of a number of arts and charitable organizations, including the San Francisco Opera. He has also served on the boards of Princeton University, Rockefeller University, the Whitehead Institute at M.I.T. and the Board of Regents at the National Library of Medicine, NIH. He holds an A.B. degree from Princeton University, an M.B.A. degree from Harvard University and a Ph.D. degree in biochemistry from McGill University.

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

Abraham D. Sofaer has served as a director of the Company since April 1997. Mr. Sofaer is the first George P. Shultz Distinguished Scholar & Senior Fellow at the Hoover Institution, Stanford University, appointed in 1994. He has also been a Professor of Law (by courtesy) at Stanford Law School. From 1990 to 1994, Mr. Sofaer was a partner at the legal firm of Hughes, Hubbard & Reed in Washington, D.C., where he represented several major U.S. public companies. From 1985 to 1990, he served as the Legal Adviser to the United States Department of State, where he was principal negotiator on several international disputes. From 1979 to 1985, he served as a federal judge in the Southern District of New York. Mr. Sofaer is registered as a qualified arbitrator with the International Chamber of Commerce (ICC) of Arbitration Committee and the American Arbitration Association and is a member of the National Panel of the Center for Public Resolution of Disputes (CPR). He has mediated major commercial cases. Additionally, he acts regularly as an arbitrator in merger-acquisition disputes, commercial cases involving valuation of technology, and securities class action suits. Mr. Sofaer is on the board of directors of Gen-Probe, Inc., and Rambus, Inc. and the International Advisory Committee of Chugai Biopharmaceuticals, Inc. He is president of the American Friends of the Koret Israel Economic Development Fund and a director of the Koret Foundation. He also serves as Chairman of the National Museum of Jazz in Harlem. Mr. Sofaer holds a B.A. degree from Yeshiva College and a L.L.B. degree from New York University.

John B. Stuppin is a founder of the Company and has served as a director of the Company since September 1988. From September 1987 until October 1990, Mr. Stuppin served as President of the Company, from November 1990 to August 1993 as co-chairman of the Board, from October 1990 until September 1991 as Executive Vice President, and from April 1991 until July 1994 as Treasurer. He also served as acting Chief Financial Officer of the Company from the Company’s inception through December 1993 and served as a part-time employee of the Company in a business development capacity from December 1990 to December 2005. Mr. Stuppin is an investment banker and a venture capitalist. He has over 40 years experience in the start up and management of companies active in emerging technologies and has been the president of a manufacturing company. He is chairman of the board of Fiberstars, Inc. Mr. Stuppin holds an A.B. degree from Columbia University.

F. Van Kasper has been a director of the Company since January 2004. Mr. Kasper served as Chairman of Wells Fargo Securities, the institutional brokerage and investment bank for Wells Fargo and Company, prior to his retirement in March 2003. Mr. Kasper entered the brokerage business in 1964 with Merrill Lynch and in 1978 co-founded Van Kasper and Company, a regional investment bank. As Chairman and CEO of Van Kasper, he guided its growth from a handful of employees to a bank with over 350 employees in 15 offices in 4 states when it was sold in 1999. During his investment career, Mr. Kasper was elected as a Governor of the National Association of Securities Dealers (NASD) and as a Director and Vice Chairman of the Securities Industry Association (SIA). Mr. Kasper is active in San Francisco, California area non-profit community, most recently as a director and member of the Investment Committee for the University of California San Francisco Foundation (UCSF) and serves as Chairman Emeritus for San Francisco’s Exploratorium Museum. Mr. Kasper holds a B.S. degree from California State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all reports filed under Section 16(a). To the Company’s knowledge, based solely on the review of copies of the reports furnished to the Company, all executive officers, directors and greater than 10% stockholders were in compliance with all applicable Section 16(a) filing requirements in fiscal 2006, except that: (a) Forms 4 were filed on February 1, 2006 for stock option grants to each of Drs. Callaway and Cape and Messrs. Eliot, Kasper and Sofaer on December 6, 2005 and (b) a Form 4 was filed on June 27, 2006 for a purchase of common stock by Mr. Sofaer that occurred on June 12 ,2006.

Code of Conduct

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), which applies to all directors and officers. A copy of this Code of Conduct is available on our website at www.ntii.com and any waivers from or amendments to the Code of Conduct will be posted on our website.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table describes the compensation paid by the Company to our Chief Executive Officer and our four other most highly compensated officers as of June 30, 2006 (the “Named Executive Officers”) for services rendered in all capacities to the Company for fiscal 2006 and the two preceding fiscal years.

	Annual Compensation			Long-Term Compensation
Name and Principal Positions	Fiscal Year	Salary	Bonus(1)	Option Awards (#)	All Other Compensation(2)
Paul E. Freiman	2006	$375,000	$425,000	85,000	$4,292
President and Chief Executive Officer	2005	325,000	100,000	150,000	6,273
	2004	212,000	225,000	—	4,409

Lisa U. Carr, M.D., Ph.D.	2006	$275,000	$55,000	20,000	$14,511
Senior Vice President, Chief Medical	2005	151,500	65,000	40,000	13,854
Officer(3)	2004	132,500	175,000	—	11,218

Jonathan R. Wolter(4)	2006	$250,000	$30,750	20,000	$24,065
Former Vice President and Chief Financial Officer	2005	202,933	28,000	70,000	13,210

Stephen J. Petti(5)	2006	$250,000	$62,500	20,000	$10,939
Former Vice President, Product Development	2005	225,208	58,750	—	11,595

David E. Levy, M.D.(6)	2006	$250,000	$37,500	85,000	$25,235
Vice President, Clinical Development	2005	195,833	58,750	—	31,624

(1)	Reflects bonus amounts paid for performance during each respective fiscal year, including amounts paid after year-end, based on performance in the prior year.

(2)	“All Other Compensation” for Mr. Freiman consists of dental, disability and life insurance premiums paid by the Company. “All Other Compensation” for Dr. Carr and Messrs. Wolter and Petti consists of dental, disability, health and life insurance premiums paid by the Company. “All Other Compensation” for Dr. Levy consists of matching contributions made by the Company under its 401(k) Plan, and dental, disability, health and life insurance premiums paid by the Company, and a reimbursement for a portion of his professional insurance fees.

(3)	Dr. Carr served as our Vice President, Medical Affairs until September 2005, at which time she was appointed Senior Vice President and Chief Medical Officer.

(4)	Mr. Wolter joined the Company in November 2004. Accordingly, compensation information for fiscal 2005 is for a partial year. The salary amount for fiscal 2006 includes $35,458 that was paid to Financial Leadership Group, LLC (“FLG”), a financial consulting firm hired by the Company for the financial and accounting services provided by Mr. Wolter. Mr. Wolter is a principal of FLG and a portion of his salary was paid to FLG during fiscal 2005 pursuant to the arrangement between Mr. Wolter and FLG. Mr. Wolter’s employment with the Company terminated in June 2006.

(5)	Mr. Petti joined the Company in July 2004. Accordingly, compensation information for fiscal 2005 is for a partial year. Mr. Petti’s employment with the Company terminated in June 2006.

(6)	Dr. Levy joined the Company in September 2004. Accordingly, compensation information for fiscal 2005 is for a partial year.

Stock Option Grants in Fiscal 2006

The following table contains a summary of all stock options granted in fiscal 2006 to our Named Executive Officers. The exercise price for each stock option equals the closing market price on the date of grant as reported on the Nasdaq Capital Market. All options vest over four years, with one-eighth vesting six months after the grant date of September 22, 2005, and the remainder vesting monthly thereafter over the next 42 months, except that options to purchase 65,000 shares granted to Mr. Levy on September 22, 2005 have a vesting commencement date of September 1, 2004, his first date of employment with the Company. The potential realizable value is calculated by assuming that the stock price on the date of grant appreciates at the indicated rate, compounded annually over the term of the option, and that the option is exercised and sold on the last day of its term at the appreciated stock price. These calculations are based on Securities and Exchange Commission (“SEC”) requirements and may not represent future stock prices.

Name	Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/SH)	Expiration Dates	Potential Realizable Value at Assumed Annual Rates of Appreciation for Option Terms
					5%	10%
Paul E. Freiman	85,000	18.2%	$3.85	9/22/2015	$205,700	$521,900
Lisa U. Carr, M.D., Ph.D.	20,000	4.3	3.85	9/22/2015	48,400	122,800
Jonathan R. Wolter	20,000	4.3	3.85	9/22/2015	48,400	122,800
Stephen J. Petti	20,000	4.3	3.85	9/22/2015	48,400	122,800
David E. Levy, M.D.	85,000	18.2	3.85	9/22/2015	205,700	521,900

Aggregated Option Exercises in Fiscal 2006 and Fiscal Year-End Option Values

The following table shows information concerning the number and value of exercisable and unexercisable options held as of June 30, 2006 by our Named Executive Officers. The stated value of the unexercised options is based on the difference between the exercise price of each respective option and $2.78, which was the closing price of our Common Stock on the Nasdaq Capital Market on June 30, 2006. No stock options were exercised by the Named Executive Officers in fiscal 2006.

	Number of Shares Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul E. Freiman.	836,250	158,750	$1,059,380	$—
Lisa U. Carr, M.D., Ph.D.	151,250	38,750	7,600	—
Jonathan R. Wolter	30,000	60,000	0	—
Stephen J. Petti	3,750	16,250	0	—
David E. Levy, M.D.	32,187	52,813	0	—

Employment Contracts and Change-in-Control Arrangements

The Company’s 1993 Stock Plan contains, and certain option awards granted thereunder contain, provisions regarding the accelerated vesting of options in the event of a change in control of the Company. Our 2003 Equity Incentive Plan provides that the time-based (but not performance-based) vesting of all outstanding equity awards will fully accelerate in the event of a “change in control” of the Company, as the term is defined in that plan.

On July 31, 2006, the Company entered into an employment offer letter agreement with Craig Carlson, pursuant to which Mr. Carlson serves as the Company’s Vice President and Chief Financial Officer in an at-will capacity. Mr. Carlson’s annual base salary is currently set at $250,000. In addition, Mr. Carlson is eligible to receive an annual cash bonus award in an amount up to 25% of his then current annual base salary, as well as an annual grant of an equity award, both based on performance considerations and subject to approval by the board of directors. Upon the commencement of his employment, Mr. Carlson received an option to purchase 125,000 shares of common stock at an exercise price of $2.70 per share. Mr. Carlson is entitled to participate in the Company’s bonus and equity incentive plans made generally available to other similarly situated employees, as may be adopted from time to time.

Compensation Committee Interlocks and Insider Participation

During fiscal 2006, the Company’s Compensation Committee consisted of Dr. Cape and Messrs. Eliot and Sofaer. No member of the Compensation Committee was, at any time during fiscal 2006, an officer or employee of the Company. There are no Compensation Committee interlocks between the Company and any other entities involving our executive officers and Board members who serve as executive officers or Board members of such entities.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information, as of June 30, 2006, regarding the Company’s 1993 Stock Option Plan, 2003 Equity Incentive Plan and 2003 Employee Stock Purchase Plan. The 1993 Stock Option Plan expired in November 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights* (b)	Number of securities remaining available for future issuance** (c)
Equity compensation plans approved by security holders	2,585,189	$3.18	1,890,205
Equity compensation plans not approved by security holders	—	—	—
Total	2,585,189	$3.18	1,890,205

*	The purchase price and number of shares underlying outstanding purchase rights under the 2003 Employee Stock Purchase Plan cannot be calculated as of June 30, 2006. As a result, these data have been omitted from the above table.
**	Includes 476,605 shares of Common Stock issuable under the 2003 Employee Stock Purchase Plan. As of November 3, 2006, 1,413,600 shares of Common Stock remained available for future issuance under the 2003 Equity Incentive Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of the outstanding shares of each class of our equity securities as of November 3, 2006 by: (i) each director and Named Executive Officer (as defined below in under the heading “Summary Compensation Table”); (ii) all of our current executive officers and directors as a group; and (iii) each person or “group” of persons (as defined under Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own beneficially 5% or more of the outstanding shares or voting power of our voting securities. The table is based upon information supplied by directors, nominees, officers and principal stockholders. Unless otherwise indicated, each of the listed persons has sole voting and sole investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

Name and Address **	Shares of Common Stock Beneficially Held ‡	Shares Subject to Options and Warrants Exercisable within 60 days	Percentage of Common Stock ‡‡	Shares of Series A Preferred Stock Beneficially Held	Percentage of Series A Preferred Stock
BVF, Inc.(1)	2,546,315	—	8.6%	—	—
900 N. Michigan Avenue, Suite 1100
Chicago, Illinois 60611

Dorsett Asset Management(2)	1,487,545	—	5.0	—	—
485 Underhill Boulevard, Suite 205
Syosset, New York 11791

Stephen J. Petti	2,036,651	5,833	6.9	—	—
John B. Stuppin(3)	901,181	74,000	3.0	100,000	20.2%
Paul E. Freiman(4)	907,575	851,875	3.0	—	—
Abraham D. Sofaer	703,286	149,504	2.4	100,000	20.2
Abraham E. Cohen	691,247	145,500	2.3	—	—
Lisa U. Carr, M.D., Ph.D.	251,533	157,499	*	—	—
Ronald E. Cape, Ph.D.	207,213	64,000	*	40,000	8.1
Enoch Callaway, M.D.(5)	179,038	74,500	*	—	—
Theodore L. Eliot, Jr.(6)	118,822	100,500	*	—	—
F. Van Kasper(7)	150,000	110,000	*	—	—
Jonathan R. Wolter	45,373	39,373	*	—	—
David E. Levy, M.D.	36,848	41,041	*	—	—
All executive officers and directors as a group (twelve persons)	6,270,574	1,827,770	19.8%	240,000	48.6%

*	Less than one percent.

**	Unless otherwise indicated, the address of each beneficial owner is c/o Neurobiological Technologies, Inc., 2000 Powell Street, Suite 800, Emeryville, California 94608.

‡	Represents shares of Common Stock held as of November 3, 2006, plus shares of Common Stock that may be acquired upon conversion of shares of Series A Preferred Stock held as of such date and shares of Common Stock that may be acquired upon exercise of options and warrants exercisable within 60 days from November 3, 2006.

‡‡	Based on 29,558,429 shares of Common Stock and 494,000 shares of Series A Preferred Stock outstanding as of November 3, 2006. The percentage ownership and voting power for each person (or all directors and executive officers as a group), is calculated by assuming the conversion of all Preferred Stock and the exercise of all stock options and warrants exercisable within 60 days of November 3, 2006 held by such person.

(1)	Based on information contained in a Schedule 13G/A filed February 13, 2006 by Biotechnology Value Fund, L.P. (“BVF”), Biotechnology Value Fund II, L.P. (“BVF2”), BVF Investments, L.L.C. (“Investments”), Investment 10, L.L.C. (“ILL10”), BVF Partners L.P. (“Partners”) and BVF Inc. (“BVF Inc.”). According to the Schedule 13G/A, (i) BVF beneficially owned 762,895 shares of Common Stock; (ii) BVF2 beneficially owned 483,799 shares of Common Stock; (iii) Investments beneficially owned 1,171,306 shares of Common Stock; and (iv) ILL10 beneficially owned 128,315 shares of Common Stock as of December 31, 2005. Accordingly, beneficial ownership by Partners and BVF Inc. includes a total of 2,546,315 shares of Common Stock. Pursuant to the operating agreement of Investments, Partners is authorized, among other things, to invest the funds of Ziff Asset Management, L.P., the majority member of Investments, in shares of the Common Stock and to vote and exercise dispositive power over those shares of the Common Stock. Partners and BVF Inc. share voting and dispositive power over shares of the Common Stock beneficially owned by BVF, BVF2, Investments and those owned by ILL10, on whose behalf Partners acts as an investment manager and, accordingly, Partners and BVF Inc. have beneficial ownership of all of the shares of the Common Stock owned by such parties.

(2)	Based on information contained in a Schedule 13G/A filed March 13, 2006 by Dorsett Asset Management (“Dorsett”). According to the Schedule 13G/A, Dorsett had sole voting control over 1,389,420 shares of Common Stock, shared voting control over 83,325 shares of Common Stock and sole dispositive power over 1,487,545 shares of Common Stock. David M. Knott, the President of Dorsett, may be deemed to have beneficial control over all such shares.

(3)	Includes 725,681 shares of Common Stock and 100,000 shares of Preferred Stock held in trust by Mr. Stuppin and his spouse, 500 shares of Common Stock held directly by Mr. Stuppin’s spouse, and 1,500 shares of Common Stock held in Mr. Stuppin’s individual retirement account (IRA). Mr. Stuppin may be deemed to be the beneficial owner of such shares.

(4)	Includes 55,700 shares jointly held by Paul E. Freiman and his spouse.

(5)	Includes 104,538 shares of Common Stock held in a family trust. Dr. Callaway may be deemed to be the beneficial owner of such shares.

(6)	Includes 18,322 shares held in trust by Mr. Eliot and his spouse. Mr. Eliot may be deemed to be the beneficial owner of such shares.

(7)	Represents shares held in trust. Mr. Kasper may be deemed to be the beneficial owner of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2004, we acquired Empire Pharmaceuticals in a merger transaction. Immediately following the closing of the merger, Stephen J. Petti became our Vice President of Product Development. Mr. Petti founded Empire Pharmaceuticals and, at the time of the merger, was Empire’s largest stockholder. Pursuant to the merger agreement and a separate agreement between Mr. Petti and Empire, Mr. Petti received additional consideration of approximately $1.2 million and 1,146,597 shares of Common Stock upon the commencement of Phase III clinical trials for Viprinex in December 2005. Mr. Petti resigned as our Vice President of Product Development effective June 30, 2006. Also pursuant to the merger agreement, David Levy, M.D., our Vice President of Clinical Development and a former Empire stockholder, received $7,316 and 11,465 shares of Common Stock upon the commencement of Phase III clinical trials for Viprinex.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The Audit Committee of our Board of Directors has selected Odenberg, Ullakko, Muranishi & Co. LLP (“OUM”) as our independent registered public accounting firm for the fiscal year ending June 30, 2007.

The following is a summary of the fees billed to the Company by OUM for professional services rendered for the fiscal year ended June 30, 2006:

Year ended June 30, 2006
Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended June 30, 2006, reviews of the interim financial statements included in the Company’s quarterly reports and reviews relating to registration statements	$203,582
Audit-Related Fees:
There were no audit-related fees billed by OUM for the fiscal year ended June 30, 2006	—
Tax Fees:
Consists of fees billed for tax planning, assistance with the preparation of tax returns and advice on other tax-related matters	—
All Other Fees:
There were no other fees for services billed by OUM for the fiscal year ended June 30, 2006	—
Total All Fees:	$203,582

The following table sets forth fees for professional services rendered by E&Y for the audit of our annual financial statements for fiscal 2005, for reviews of the financial statements included in our quarterly reports on Form 10-Q for the quarters ended September 30, 2005 and December 31, 2005, and fees billed for other services rendered by E&Y.

	Year ended June 30,
	2006	2005
Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended June 30, 2006 or 2005, reviews of the interim financial statements included in the Company’s quarterly reports and reviews relating to registration statements	$173,497	$584,000
Audit-Related Fees:
There were no audit-related fees billed by E&Y for the fiscal years ended June 30, 2006 or 2005	—	—
Tax Fees:
Consists of fees billed for tax planning, assistance with the preparation of tax returns and advice on other tax-related matters	—	$20,800
All Other Fees:
There were no other fees for services billed by E&Y for the fiscal years ended June 30, 2006 or 2005	—	—
Total All Fees:	$173,497	$529,800

The Audit Committee of our Board of Directors annually appoints our independent registered public accounting firm. Effective as of March 3, 2006, the Audit Committee approved the dismissal of E&Y as our independent registered public accounting firm and appointed OUM as our independent registered public accounting firm for the fiscal year ended June 30, 2006.

The audit reports of E&Y on our financial statements for the fiscal years ended June 30, 2004 and 2005 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit report of E&Y on management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2005 did not contain an adverse opinion or disclaimer of opinion.

In connection with E&Y’s audits for the fiscal year ended June 30, 2004 and 2005 and through the subsequent interim periods ended December 31, 2005 or March 3, 2006, there were no disagreements with E&Y on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of such disagreements in connection with its reports. In addition, no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, occurred during our fiscal years ended June 30, 2004 and 2005 and through the subsequent interim periods ending December 31, 2005 or March 3, 2006.

During the fiscal years ended June 30, 2004 and June 30, 2005 and the subsequent interim period through March 3, 2006, neither we nor anyone on our behalf consulted with OUM regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided by OUM that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as the term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Audit Committee reviews audit and non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service fees, the Audit Committee considers, among other things, the possible impact of the performance of such services on our independent registered accounting firms’ independence. The Audit Committee has determined that the performance of non-audit services by both OUM and E&Y in the fiscal year ended June 30, 2006 was compatible with maintaining the auditors’ independence.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules: Financial statements for the three years ended June 30, 2006 are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. (10)

3(i).1	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (3)

3.2	Amended and Restated Bylaws. (9)

3.3	Certificate of Designation, Preferences and Rights of Series RP Preferred Stock of Registrant. (13)

4.1	Form of Common Stock Certificate. (1)

4.2	Form of Warrant to Purchase Common Stock, issued March 1, 2004 to investors in a private placement transaction. (5)

4.3	Form of Rights Certificate for RP Preferred Stock. (13)

10.1	1993 Stock Plan. (4)*

10.2	Form of Indemnity Agreement between the Company and its directors and officers. (1)*

10.3	License Agreement between the Company and Research Corporation Technologies, Inc. dated May 30, 1990. (1)+

10.4	License Agreement between the Company and The Salk Institute for Biological Studies dated March 31, 1989, as amended. (1)+

10.5	License Agreement between the Company and the Regents of the University of California dated June 13, 1990, as amended. (1)+

10.6	License and Cooperation Agreement among the Company, Merz + Co. GmbH & Co. and Children’s Medical Center Corp., effective as of April 16, 1998. (2)+

10.7	Payment Agreement between the Company and Children’s Medical Center Corp., effective as of April 16, 1998. (2)+

10.8	2003 Equity Incentive Plan. (7)*

10.9	2003 Employee Stock Purchase Plan. (7)*

10.10	Agreement and Plan of Reorganization, dated as of July 14, 2004, by and among the Company, Empire Acquisition Corp. and Empire Pharmaceuticals, Inc. (8)

10.11	Stockholders’ Agreement, dated as of July 14, 2004, by and among the Company, Empire Acquisition Corp., Biotech Value Fund, LP, as Stockholder Representative and the stockholders of Empire Pharmaceuticals, Inc. (8)

Exhibit No.	Description
10.12	Services Agreement, dated August 30, 2004 between HQ Global Workplaces and the Company. (11).

10.13	Rights Agreement, dated May 19, 2005, by and between American Stock Transfer & Trust Co., as Rights Agent, and the Company. (13)

10.14	Project Contract, dated January 1, 2005, by and between the Company and ICON Clinical Research, L.P. (protocol NTI 302) (14)+

10.15	Project Contract, dated May 1, 2004, by and between the Company and ICON Clinical Research, L.P. (protocol NTI 303) (14)+

10.16	License Agreement, dated as of March 29, 2002, by and between Abbott Laboratories and Empire Pharmaceuticals, Inc. (14)+

10.17	First Amendment to License Agreement, dated as of October 22, 2003, by and between Abbott Laboratories and Empire Pharmaceuticals, Inc. (14)+

10.18	Drug Product Development and Clinical Supply Agreement, dated as of April 1, 2005, by and between the Company and Baxter Pharmaceutical Solutions LLC, (14)+

10.19	Master Clinical Development Agreement, dated as of May 31, 2005, by and between the Company and SCIREX Corporation. (14)

10.20	Cooperation and Supply Agreement, dated March 1, 2005, by and between the Company and Nordmark Arzneimittel GmbH & Co. KG. (12)

10.21	Office Lease Agreement, dated April 22, 2005, by and between CA-Emeryville Properties Limited Partnership and the Company. (12)

10.22	Commercial Sublease, dated May 18, 2005, between the Company and Refac. (14)

10.23	Loan and Security Agreement, dated August 18, 2005, by and between Comerica Bank and the Company. (15)

10.24	First Amendment to Loan and Security Agreement, dated September 20, 2005, by and between Comerica Bank and the Company. (15)

10.25	Asset Purchase Agreement, dated September 19, 2005 by and between the Company, Neutron ROW Ltd. and Neutron Ltd. (15)

10.26	Collaboration and Services Agreement, dated November 28, 2005, by and between Neutron Ltd. and the Company. (16)

10.27	Agreement on the Establishment of a Snake Farm and Purification Unit, dated January 18, 2006, by and between the Company and Nordmark Arzneimittel GmbH & Co. KG.

10.28	Amendment to the Agreement on the Establishment of a Snake Farm and Purification Unit, dated March 6, 2006, by and between the Company and Nordmark Arzneimittel GmbH & Co. KG.

10.29	Consultancy Services Agreement Concerning the Conduct of Clinical Trials, dated February 16, 2006, by and between the Company and “S&P” Pharmatest Management GmbH. (17)

Exhibit No.	Description
10.30	Amendment to Agreement by and between the Company and SCIREX Corporation, dated April 26, 2006.

10.31	Agreement and General Release, dated June 15, 2006, by and between the Company and Jonathan Wolter. (18)*

10.32	Employment Offer Letter, dated July 31, 2006, by and between the Company and Craig Carlson. (19)*

21.1	Subsidiary of the Company.

23.1	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney. (Contained on Signature Page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit is filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 (Registration No. 33-74118-LA) and is incorporated herein by reference.

(2)	This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1998 and is incorporated herein by reference.

(3)	This exhibit is filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed February 10, 2006 and is incorporated herein by reference.

(4)	This exhibit is filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 9, 2001 and is incorporated herein by reference.

(5)	This exhibit is filed as an exhibit to the Registrant’s Current Report on Form 8-K filed March 4, 2004 and is incorporated herein by reference.

(6)	This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2003 and is incorporated herein by reference.

(7)	This exhibit is filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 9, 2003 and is incorporated herein by reference.

(8)	This exhibit is filed as an exhibit to the Registrant’s Current Report on Form 8-K filed July 15, 2004 and is incorporated herein by reference.

(9)	This exhibit is filed as an exhibit to the Registrant’s Current Report on Form 8-K filed May 20, 2005 and is incorporated herein by reference.

(10)	This exhibit is filed as an exhibit to the Registrant’s Registration Statement on Form S-3 filed February 25, 2005 and is incorporated herein by reference.

(11)	This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 3-, 2004, filed September 13, 2004 and is incorporated herein by reference.

(12)	This exhibit is filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed May 10, 2005 and is incorporated herein by reference.

(13)	This exhibit is filed as an exhibit to the Registrant’s Registration Statement on Form 8-A filed May 20, 2005 and is incorporated herein by reference.

(14)	This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2005, filed September 28, 2005 and is incorporated herein by reference.

(15)	This exhibit is filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 9, 2005 and is incorporated herein by reference.

(16)	This exhibit is filed as an exhibit to the Registrant’s Current Report on Form 8-K filed December 1, 2005 and is incorporated herein by reference.

(17)	This exhibit is filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed May 10, 2006 and is incorporated herein by reference.

(18)	This exhibit is filed as an exhibit to the Registrant’s Current Report on Form 8-K filed June 15, 2006 and is incorporated herein by reference.

(19)	This exhibit is filed as an exhibit to the Registrant’s Current Report on Form 8-K filed August 2, 2006 and is incorporated herein by reference.

+	Certain confidential portions of this exhibit have been redacted. A complete version of this exhibit has been filed with the Secretary of the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

*	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neurobiological Technologies, Inc.

	By:	/s/ PAUL E. FREIMAN
Dated: November 6, 2006		Paul E. Freiman President, Chief Executive Officer

POWERS OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul E. Freiman and Craig W. Carlson, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL E. FREIMAN Paul E. Freiman	Director, President and Chief Executive Officer (Principal Executive Officer)	November 6, 2006

/s/ CRAIG W. CARLSON Craig W. Carlson	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 6, 2006

/s/ ABRAHAM E. COHEN Abraham E. Cohen	Chairman of the Board	November 6, 2006

/s/ ENOCH CALLAWAY Enoch Callaway	Director	November 6, 2006

/s/ THEODORE L. ELIOT, JR. Theodore L. Eliot, Jr.	Director	November 6, 2006

/s/ RONALD E. CAPE, PH.D. Ronald E. Cape, Ph.D.	Director	November 6, 2006

/s/ ABRAHAM D. SOFAER Abraham D. Sofaer	Director	November 6, 2006

/s/ JOHN B. STUPPIN John B. Stuppin	Director	November 6, 2006

/s/ F. VAN KASPER F. Van Kasper	Director	November 6, 2006