Form 10-Q
period 2006-09-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2006-11-09
CIK 918112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated FILER , or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer  ☐                    Accelerated Filer  ☒                    Non-Accelerated Filer  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practical date.

Common Stock, $.001 Par Value: 29,558,429 shares outstanding as of October 31, 2006.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	June 30, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,833,480	$9,736,958
Investments	5,308,932	5,510,875
Interest receivable	21,227	28,760
Accounts receivable	1,816,673	1,569,901
Notes receivable	4,000,000	4,000,000
Prepaid expenses and other current assets	889,278	817,580

Total current assets	17,869,590	21,664,074
Restricted cash	31,502	31,409
Deposits	52,000	52,000
Property and equipment, net	711,698	751,509

TOTAL ASSETS	$18,664,790	$22,498,992

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$222,647	$875,710
Accrued clinical trial expenses	993,634	657,178
Accrued professional expenses	478,427	313,065
Accrued toxicology and manufacturing expenses	1,596,626	1,318,792
Other accrued liabilities	552,291	944,391
Deferred revenue, current portion	5,500,000	5,500,000

Total current liabilities	9,343,625	9,609,136
Deferred revenue, net of current portion	22,916,670	24,291,669

Total liabilities	32,260,295	33,900,805

Commitments and contingencies
Stockholders’ equity (deficit):
Convertible Series A Preferred stock, $.001 par value, 5,000,000 shares authorized, 2,332,000 issued in series, 494,000 outstanding at September 30, 2006 and June 30, 2006 (aggregate liquidation preference of $247,000 at September 30, 2006 and June 30, 2006)	247,000	247,000
Common stock, $.001 par value, 50,000,000 shares authorized at September 30, 2006 and June 30, 2006, 29,558,429 outstanding at September 30, 2006, and June 30, 2006, respectively	29,558	29,558
Additional paid-in capital	83,694,885	83,482,087
Accumulated deficit	(97,558,883)	(95,141,148)
Accumulated other comprehensive loss	(8,065)	(19,310)

Total stockholders’ equity (deficit)	(13,595,505)	(11,401,813)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,664,790	$22,498,992

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter ended September 30,
	2006	2005
		(As Restated, See Note 1)
REVENUES
Technology sale and collaboration services	$3,191,672	$—
Royalty	1,589,063	1,052,448

Total revenues	4,780,735	1,052,448
EXPENSES
Research and development	5,858.459	3,402,435
General and administrative	1,493,648	1,800,005

Total expenses	7,352,107	5,202,440

Operating loss	(2,571,372)	(4,149,992)
Investment income	153,638	16,922

NET LOSS	$(2,417,735)	$(4,133,070)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.08)	$(0.15)

Shares used in basic and diluted net loss per share calculation	29,558,429	27,077,933

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter ended September 30,
	2006	2005
		(As Restated, See Note 1)
OPERATING ACTIVITIES:
Net loss	$(2,417,735)	$(4,133,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,288	37,791
Stock-based compensation	212,798	244,316
Changes in assets and liabilities:
Restricted cash	(93)	(149)
Interest receivable	7,533	23,626
Accounts receivable	(246,772)	—
Prepaid expenses and other current assets	(71,698)	(52,161)
Deposits	—	6,642
Accounts payable and accrued liabilities	(265,511)	(630,559)
Deferred revenue	(1,374,999)	—

Net cash used in operating activities	(4,098,189)	(4,503,564)

INVESTING ACTIVITIES:
Purchase of investments	(32,804,200)	(2,397,454)
Maturity and sale of investments	33,017,388	7,455,040
Purchases of property and equipment	(18,477)	(198,231)

Net cash provided by (used in) investing activities	194,711	(4,859,355)

FINANCING ACTIVITIES:
Issuance of common stock	—	16,667

Net cash provided by financing activities	—	16,667

(Decrease) increase in cash and cash equivalents	(3,903,478)	372,458
Cash and equivalents at beginning of period	9,736,958	828,416

Cash and equivalents at end of period	$5,833,480	$1,200,874

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Neurobiological Technologies, Inc. and its subsidiary (“NTI,” “we,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted for reporting on interim periods and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) contained in the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the enclosed condensed consolidated financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for reporting on other than interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

The notes and accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. Operating results for the quarter ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007, or any future period. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted for reporting on interim periods in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements together with the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

The accompanying condensed consolidated financial statements included in this report include information for NTI-Empire, Inc., a wholly-owned subsidiary of the Company. In July 2004, NTI acquired Empire Pharmaceuticals, Inc. (“Empire”), a development stage enterprise, through the merger of Empire into NTI-Empire, Inc. All intercompany balances at September 30, 2006 and June 30, 2006, have been eliminated in consolidation. The Company operates in one segment, therapeutic drug development.

The consolidated balance sheet at September 30, 2006 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for financial statements prepared for other than interim periods.

In the course of our development activities, we have incurred significant losses since inception, and we will likely incur additional operating losses at least through fiscal 2007 as we continue our drug development efforts. Although we expect that the funds related to our cash, cash equivalents, and investments, the $4 million payment due on our note receivable in January 2007, our projected royalty revenue and our $10 million credit facility will provide sufficient cash to fund our ongoing operations through at least June 30, 2007, we may seek to raise additional capital as market conditions permit. The amount of money we can access from our credit facility may be limited based on certain liquidity covenants, and there can be no assurance that any additional funding will be available or, if available, that it will be available on acceptable terms. If we are not able to raise adequate funds and our revenues are lower than expected or our operating expenses are higher than expected, we may be required to delay, scale back, or terminate our clinical trials or to obtain funds by entering into arrangements with collaborative partners or others.

RESTATEMENT

As described in our Annual Report on Form 10-K for the year ended June 30, 2006, the Company restated its audited consolidated financial statements for the year ended June 30, 2005, and its unaudited condensed consolidated financial statements for the quarters ended September 30, 2004 through March 31, 2006. The following table sets forth the effects of the restatement on certain line items within our previously reported Statement of Operations for the quarter ended September 30, 2005.

	Three months ended September 30, 2005
	Previously Reported	As Restated
Research and development expense	$(3,596)	$(3,402)
Net loss	$(4,327)	$(4,133)
Basic and diluted net loss per share	$(0.16)	$(0.15)
Other intangible and tangible assets, net	$7,461	$—
Total assets	$12,733	$5,272
Total stockholders’ equity	$9,547	$2,086

BASIC AND DILUTED NET LOSS PER SHARE

Net loss-per share is presented under the requirements of Financial Accounting SFAS No. 128, “Earnings per Share.” For the quarterly periods ended September 30, 2006 and 2005 basic and diluted net loss per share is based on the weighted average number of shares of common stock issued and outstanding and excludes potentially dilutive securities of 4,249,219 and 3,844,494, respectively which consist of options, warrants and convertible preferred stock, as their effect was anti-dilutive.

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

Technology sale and collaboration services revenues represent fees received from Celtic Pharma Holdings, L.P. (“Celtic”) under an asset purchase agreement and a collaboration and services agreement related to the sale of our worldwide rights and assets related to XERECEPT in November 2005. In accordance with EITF Issue 00-21, the asset sale, together with the related clinical development services we provide, are treated as one unit of accounting because we are unable to determine the fair value of the future services to be provided by us under the collaboration and services agreement. Accordingly, we are recording the total up-front revenue of $33 million from the sale of technology ratably over the six-year term of the collaboration and services agreement, which began November 29, 2005. Costs of collaboration services provided by us are billed to Celtic on a monthly basis based on actual internal and external expenses incurred to administer the clinical trials of XERECEPT and recognized as revenue combined with the amount of revenue from the sale of technology. Costs of development services paid and related expenses are recognized as incurred. Potential future milestone payments and royalty-sharing payments will be recognized as earned, provided that payment is reasonably assured.

STOCK-BASED COMPENSATION

We adopted the requirements of SFAS No. 123(R) (revised 2004), Share-Based Payment, effective July 1, 2005, utilizing the Modified-Prospective Transition method, by which the Company has recognized the cost of stock-based payments based on their grant-date fair value from the beginning of the fiscal period in which the provisions of SFAS 123(R) were first adopted. Measuring and assigning of compensation cost for share-based grants made prior to, but not vested as of, the date of adopting SFAS 123(R) have been based upon the same estimate of grant-date fair value previously disclosed under SFAS 123 in a pro forma manner.

The Company has two stock-based compensation plans. In September 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”), which was approved by the stockholders in December 2003 and was amended in December 2005. The 2003 Equity Plan replaced the 1993 Stock Plan. The 2003 Equity Plan, as amended, provides for the issuance of options and stock awards and reserves up to 2,500,000 shares of common stock for issuance under the plan. In general, options are granted with an exercise price equal to the market price of the underlying common stock on the date of the grant, and become exercisable over the vesting period of either one year or four years. Options granted prior to September 19, 2006 have a term of 10 years, and options granted on and after September 19, 2006 will have a term of 7 years. The Company distributes newly-issued shares in exchange for the net cash proceeds when stock options are exercised and has not repurchased, and does not expect to repurchase, shares subsequent to their issuance upon stock option exercise.

In September 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan (the “2003 ESP Plan”), which was approved by stockholders in December 2003. The 2003 ESP Plan has reserved 500,000 shares of common stock for sale. The 2003 ESP Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined six month accumulation periods. The price at which the stock is purchased is equal to the lower of 85% of the fair value of the stock on the last trading day before the commencement of the applicable offering period or 85% of the fair value of the common stock on the last trading day of the accumulation period.

The Company granted a total of 399,550 options to purchase common stock during the quarter ended September 30, 2006, for which the aggregate grant-date fair value was $787,852. The amount of compensation expense recognized during the quarter ended September 30, 2006 under these plans was $213,000, of which $69,000 has been recorded in research and development expenses and $144,000 has been recorded in general and administrative expenses. The amount of stock-based compensation expense recognized during the quarter ended September 30, 2005 under these plans was $244,000, of which $84,000 has been recorded in research and development expenses and $160,000 has been recorded in general and administrative expenses. The Company recorded no income tax benefits for stock-based compensation arrangements for the quarters ended September 30, 2006 and 2005, as the Company has cumulative operating losses, for which a valuation allowance has been established. As of September 30, 2006, there was $2,134,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2003 Equity Plan, which is expected to be recognized over the next four years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table. Because option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatilities of the Company’s stock. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin 107. The risk free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. During the quarter ended September 30, 2006, the Company used a forfeiture rate of 3.58% based on analysis of historical data as it reasonably approximates the currently anticipated rate of forfeiture for granted and outstanding options. The Company grants options under the 2003 Equity Plan to both employees and non-employee directors, for whom the vesting period of the grants is four years and one year, respectively. The following assumptions were used for these two types of grants to determine stock-based compensation during the quarter ended September 30, 2006 and 2005.

September 30, 2006:	4 year vesting 7 year term	4 year vesting 10 year term	1 year vesting 10 year term
Weighted average volatility	0.93	1.08 - 1.27	1.27
Expected dividends	0	0	0
Expected term (in years)	4.75	6.25	5.50
Risk free interest rate	4.46%	4.35% - 4.83%	4.35%

September 30, 2005:	4 year vesting 10 year term	1 year vesting 10 year term
Weighted average volatility	1.14	0.89
Expected dividends	0	0
Expected term (in years)	5	3
Risk free interest rate	3.88%	4.13%

A summary of option activity under the 2003 Equity Plan as of September 30, 2006, and changes during the quarterly period then ended is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2006	2,585,189	$3.18	—	—
Granted	399,550	2.57	—	—
Exercised	—	—	—	—
Forfeited & expired	—	—	—	—

Outstanding at September 30, 2006	2,984,739	$3.10	5.42	$1,171,000

Exercisable at September 30, 2006	2,005,246	$2.99	3.85	$1,171,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing stock price of our common stock on the last trading day of the quarter ended September 30, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of our common stock. No stock options were exercised during the quarter ended September 30, 2006.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under SFAS 123(R). Option-pricing models were developed for use in estimating the value of traded options, which are listed on organized exchange markets, that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our stock-based payments have characteristics significantly different from those of freely traded, listed options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Estimates of stock-based compensation expenses are significant to our financial statements, but these expenses are based on the Black-Scholes option valuation model and will never result in the payment of cash by us.

The guidance in SFAS 123(R) and SAB 107 is relatively new and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions.

CASH EQUIVALENTS AND INVESTMENTS

The Company’s investments include securities of the U.S. government and its agencies, municipalities, corporations, mortgage-backed and auction rate securities. All securities which are highly liquid and purchased with original maturities of 90 days or less are recorded as cash equivalents. At September 30, 2006 and June 30, 2006, the Company had auction rate debt securities with interest rates that re-set in less than three months, but with maturities longer than three months. The Company has classified its investment securities, including auction rate securities, as available-for-sale securities as it does not intend to hold securities with stated maturities greater than twelve months until maturity. The Company manages its investment securities to maintain an average duration of less than six months and, in response to liquidity requirements and changes in the market value of securities, will sell investment securities prior to their stated maturities. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses reported as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity (Deficit). Realized gains or losses, amortization of premiums, accretion of discounts and earned interest are included in investment income. The cost of securities when sold is based upon specific identification.

NOTE 2 - SALE OF RIGHTS TO AND INTERESTS IN XERECEPT

In November 2005, we sold our worldwide rights and assets related to XERECEPT to two subsidiaries of Celtic and received an initial payment of $20 million in cash and a promissory note for $13 million. The first two payments of $5 million and $4 million under the note were received in January 2006 and June 2006, respectively. Under the terms of the note, $4 million is due in January 2007. The note bears interest at 3.9% per year. We are also eligible to receive up to an additional $15 million in payments upon the achievement of certain regulatory objectives. If XERECEPT is approved for commercial sale, we are also entitled to receive profit-sharing payments on sales in the United States and royalties on sales elsewhere in the world.

Under a collaboration and services agreement entered into in November 2005 with one of the Celtic subsidiaries, we continue to administer and procure third-party Phase III clinical development services in the United States related to XERECEPT, in exchange for Celtic’s reimbursement of expenses incurred by us. During the three months ended September 30, 2006, we have incurred expenses of approximately $1.8 million and have a receivable of $1.8 million due from Celtic. This agreement expires in November 2011, unless terminated earlier in accordance with its terms.

NOTE 3 – ACQUISITION OF EMPIRE PHARMACEUTICALS, INC.

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

The terms of the purchase agreement provided for initial and contingent payments, requiring that the Company pay one-half of the purchase price upon closing and one-half of the purchase price if and when pivotal Phase III clinical trials for Viprinex commenced. Accordingly, the Company paid the selling shareholders of Empire in July 2004 merger consideration valued at $11,453,000, consisting of 2,399,163 shares of common stock valued at $9,453,000 and cash of $2,000,000, and incurred acquisition-related expenses of $1,216,000. Pivotal Phase III clinical trials for Viprinex commenced in November 2005, and the Company made the contingent payment to the Empire selling shareholders in December 2005, which was valued at $11,501,000 and consisted of 2,375,170 shares of common stock valued at $9,501,000 and cash of $2,000,000.

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

NOTE 4 - INVESTMENTS

Available-for-sale securities were as follows (in thousands):

September 30, 2006

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Auction rate securities:
Maturing after 1 through 5 years	$500	$—	$—	$500
Maturing after 5 years	2,130	—	—	2,130
Corporate debt obligations:
Maturing within 1 year	30	—	—	30
Maturing after 1 through 5 years	19	—	—	19
U.S. Government obligations:
Maturing within 1 year	1,991	—	(3)	1,988
Mortgage and asset-backed securities
Maturing after 5 years	647		(5)	642

Total investments	$5,317	$—	$(8)	$5,309

June 30, 2006

	Cost	Gross Unrealized Gains		Gross Unrealized (Losses)	Market Value
Auction rate securities:
Maturing after 5 years	$830		$—	$—	$830
Corporate debt obligations:
Maturing within 1 year	45		—	—	45
Maturing after 1 through 5 years	35		—	(1)	34
U.S. Government obligations:
Maturing within 1 year	1,982			(8)	1,974
Maturing after 1 through 5 years	1,978		—	(3)	1,975
Municipal Securities
Maturing after 5 years	400		—	—	400
Mortgage and asset-backed securities
Maturing after 5 years	260		—	(7)	253

Total investments	$5,530	$		$(19)	$5,511

NOTE 5 - EQUITY TRANSACTIONS

During the quarter ended September 30, 2006, the Company did not issue any new shares of common stock. During the quarter ended September 30, 2005, the Company issued 5,917 shares of common stock upon the exercise of options for proceeds of $16,667.

NOTE 6 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from our net loss, which are the unrealized holding gains and losses on available-for-sale investments, and includes (in thousands):

	Quarter ended September 30,
	2006	2005
		(As Restated, See Note 1)
Net loss	$(2,418)	$(4,133)
Other comprehensive income (loss)	11	(44)

Comprehensive loss	$(2,407)	$(4,177)

NOTE 7 - INCOME TAXES

No provision or benefit for income tax was reported for the quarters ended September 30, 2006 and 2005 as the Company reported an operating loss. Taxable income is determined based upon revenues and expenses determined for tax return purposes, subject to the use of net operating losses carried forward from prior years for both federal and state purposes, together with state research and development credits, subject to statutory limitations.

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on the Company’s consolidated results of operations and financial position.

NOTE 9 – NASDAQ LISTING

On September 28, 2006, the Company received a Staff Determination Letter from the NASDAQ Stock Market notifying the Company of its noncompliance with NASDAQ Marketplace Rule 4310(c)(14) because of the Company’s failure to file its Annual Report on Form 10-K for the fiscal year ended June 30, 2006 on a timely basis. The Company filed its 2006 Annual Report on Form 10-K on November 6, 2006 and was notified by NASDAQ on November 8, 2006 that the filing delinquency was cured.

NOTE 10 - SUBSEQUENT EVENTS

In October 2006, the Company received a royalty payment in the amount of $1,655,000 from Merz Pharmaceuticals GmbH (“Merz”) for sales of Memantine by Merz and its marketing partners during the quarter ended June 30, 2006. Royalty revenue received pursuant to the agreement with Merz is recorded when received, which occurs in the second quarter following the quarter in which the revenues are earned by Merz’s marketing partners.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q are forward-looking statements that involve risks and uncertainties. The factors referred to in the section captioned “Risk Factors,” as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

RESTATEMENT

As discussed in the Restatement section of Note 1 and further described in our Annual Report on Form 10-K for the year ended June 30, 2006, the Company restated its audited consolidated financial statements for the year ended June 30, 2005 and its unaudited condensed consolidated financial statements for the quarters ended September 30, 2004 through March 31, 2006. In light of the restatement, readers should no longer rely on our financial statements for the year ended June 30, 2005 and for each of the quarters in 2005 and 2006 as filed prior to the filing of our Annual Report on Form 10-K for the year ended June 30, 2006.

OVERVIEW

Neurobiological Technologies, Inc. (“NTI®,” “we,” “our,” and the “Company”) is a biotechnology company engaged in the business of acquiring and developing central nervous system (CNS) related drug candidates. The Company is focused on therapies for neurological conditions that occur in connection with ischemic stroke, brain cancer, Alzheimer’s disease and dementia.

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

We are currently developing Viprinex for the treatment of acute ischemic stroke. In September 2005, we received regulatory approval to commence the first of two planned Phase III clinical trials for Viprinex and we commenced enrollment of the first patient in November 2005. We began the second of two planned Phase III trials of Viprinex in March 2006. If Viprinex is approved for commercial sale, we plan to build a sales organization to market and sell Viprinex in United States and may seek marketing partnerships in other regions of the world. We have experienced delays in enrollment in our Viprinex trials. Any further delays could impede the timely development and increase development costs of Viprinex.

In November 2005, we sold our worldwide rights and assets related to XERECEPT, a compound for the treatment of peritumoral brain edema, or brain swelling associated with brain tumors, which we had been developing, to two subsidiaries of Celtic Pharma Holdings, L.P., or Celtic. Through September 2006, we had received payments of $29 million of the up-front $33 million purchase price. We will receive the remaining $4 million in January 2007; our right to receive this payment is not contingent upon the occurrence of any future events. We are entitled to receive up to an additional $15 million in payments upon the achievement of certain regulatory objectives, and, if XERECEPT is approved for commercial sale, we are also entitled to receive profit-sharing payments on sales in the United States and royalties on sales elsewhere in the world. Under a collaboration and services agreement entered into in November 2005 with one of the Celtic subsidiaries, we continue to administer and procure third-party Phase III clinical development services in the United States related to XERECEPT, in exchange for reimbursement of such expenses incurred by us.

Since we began the first Phase III clinical trial of XERECEPT in April 2004, patient enrollment has been slower than anticipated. Celtic was not able to commence the second Phase III trial until February 2006, and enrollment is proceeding much more slowly than expected. If we cannot improve enrollment or reach an agreement with the FDA to revise the clinical program, the development of XERECEPT could be impeded, making it less likely that Celtic will be able to further develop or successfully commercialize the drug. We have begun our interim analysis of the data from the first Phase III clinical trial for XERECEPT and anticipate completing the analysis in early 2007.

Currently, we receive revenues on the sales of one approved product, Memantine, an orally dosed compound that is approved for the treatment of moderate-to-severe Alzheimer’s disease and is marketed in the United States and Europe by Merz and its marketing partners.

Our general and administrative expenses have increased as a result of our acquisition of the rights to Viprinex from Empire Pharmaceuticals, Inc. in July 2004. In May 2005, we leased an additional office facility in New Jersey in order to support our development activities for Viprinex. Our general and administrative expenses have also increased as we have added management and operating staff to support these activities and independent consultants to assist with documenting and assessment of our internal controls over financial reporting.

Except for fiscal 2001, we have incurred significant losses each year since our inception. We expect to incur additional operating losses at least through fiscal 2007 as we continue our product development efforts. Our development expenses were higher during the three months ended September 30, 2006 as a result of the clinical trials for Viprinex, and we expect development costs for Viprinex during the remainder of fiscal 2007 to be significantly higher than in fiscal 2006 as the number of clinical sites and patients enrolled in the trials are expected to increase significantly. Since the sale of our worldwide rights and assets related to XERECEPT, we are being reimbursed by Celtic for the cost of development services incurred for this drug candidate. Although we expect that the funds we have received from the sale of XERECEPT, the $4 million payment due from Celtic in January 2007, our projected royalties from sales of Memantine, and our $10 million credit facility will provide sufficient cash to fund our ongoing operations at least through June 30, 2007, including two Phase III clinical trials for Viprinex, we may seek to raise additional capital as market conditions permit. The amount of money that we can access from our credit facility may be limited based on certain liquidity covenants, and there can be no assurance that funding will be available or, if available, that it will be available on acceptable terms. If we are not able to raise adequate funds, and our revenues are lower than expected or our operating expenses are higher than expected, we may be required to delay, scale back or terminate our clinical trials or to obtain funds by entering into arrangements with collaborative partners or others.

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

Technology sale and collaboration services revenues represent fees received from Celtic under an asset purchase agreement and a collaboration and services agreement related to the sale of our worldwide rights and assets related to XERECEPT in November 2005. In accordance with EITF Issue 00-21, the asset sale, together with the related clinical development services we provide, are treated as one unit of accounting because we are unable to determine the fair value of the future services to be provided by us under the collaboration and services agreement. Accordingly, we are recording the total up-front revenue of $33 million from the sale of technology ratably over the six-year term of the collaboration and services agreement, which began November 29, 2005. Costs of collaboration services provided by us are billed to Celtic based on actual internal and external expenses incurred to administer the clinical trials of XERECEPT on a monthly basis and recognized as revenue combined with the amount of revenue from the sale of technology. Costs of development services paid and related expenses are recognized as incurred. Potential future milestone payments and royalty-sharing payments will be recognized as earned, provided that payment is reasonably assured.

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

The assessment of the percentage of work completed that determines the amount of research and development expense that should be recognized in a given period requires significant judgment and could have a material impact on our balance sheet and results of operations. Management applies judgment and bases its estimates with the benefit of historical experience with the development of similar drugs and with third party contracts structured with similar performance and payment terms. While our historic estimates have been materially accurate, we recognize that estimates of expense incurred during current and future periods are determined greatly by patient enrollment levels and related activities, which may vary from historic patterns. We monitor service providers’ activities to the extent possible in order to assess current enrollment levels and related activities; however, if we under- or overestimate activity levels associated with various studies at a given point in time, we could materially under- or overestimate research and development expenses in future periods.

Stock-Based Compensation

Effective July 1, 2005, we adopted the requirements of SFAS 123(R) (revised 2004), Share-Based Payment, utilizing the Modified-Prospective Transition method, by which the Company has recognized the cost of stock-based payments based on their grant-date fair value from the beginning of the fiscal period in which the provisions of SFAS 123(R) were first adopted. Measuring and assigning of compensation cost for stock-based grants made prior to, but not vested as of, the date of adopting SFAS 123(R) have been based upon the same estimate of grant-date fair value previously disclosed under SFAS 123 in a pro forma manner. The total amount of stock-based compensation expense recognized during the quarter ended September 30, 2006 was $213,000, of which $69,000 has been recorded in research and development expenses and $144,000 has been recorded in general and administrative expenses. The total amount of stock-based compensation expense recognized during the quarter ended September 30, 2005 was $244,000, of which $84,000 has been recorded in research and development expenses and $160,000 has been recorded in general and administrative expenses. As of September 30, 2006, there was $2,134,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next four years.

Under SFAS 123(R) the fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Under that method, assumptions are made with respect to the expected lives of the options granted, the expected volatility of the Company’s stock, dividend yield percentage and the risk-free interest rate at the date of grant. In addition, under SFAS No. 123(R), we recognize and report stock-based compensation expense net of forfeitures that we expect will occur over the vesting period, which we estimate on the basis of historical forfeiture experience or other factors that could affect future forfeitures.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on the Company’s consolidated results of operations and financial position.

RESULTS OF OPERATIONS

REVENUES

Quarter Ended September 30,		Increase From Period in Prior Year
2006	2005	2006/2005
$4,781,000	$1,052,000	$3,729,000

Revenues of $4,781,000 in the quarter ended September 30, 2006 increased by $3,729,000 over revenues of $1,052,000 in the same period of 2005. Our first quarter 2006 revenues consisted of $1,375,000 from the sale of our rights and interests in XERECEPT to Celtic, $1,589,000 from royalty fees from the commercial sales of Memantine by Merz and its marketing partners in the United States and certain European countries, and $1,817,000 from the reimbursement of the direct expenses incurred for services provided to Celtic for administering the Phase III clinical trials of XERECEPT in the United States. We earned royalty fee revenue of $1,052,000 from the commercial sales of Memantine by Merz and its marketing partners in the United States and certain European countries during the quarter ended September 30, 2005.

We expect to record revenues from the sale of our worldwide rights and assets related to XERECEPT in the approximate amount of $1,375,000 quarterly, or $5,500,000 annually, through November 2011, the period through which we provide services to Celtic under a related collaboration and services agreement. During the quarter ended September 30, 2006, we recorded reimbursement revenue of $1,817,000 for administering the clinical trials of XERECEPT in the United States. We anticipate that the expense reimbursement we receive may vary in future periods, but that over the next several quarters, expenses are likely to be incurred at a rate that is comparable with that of the service period during the quarter ended September 30, 2006 and that we will be reimbursed for all of the direct expenses we incur in behalf of Celtic. Royalty revenues result from sales of Memantine by Merz and its marketing partners, who do not make anticipated future sales volumes available to us. Because we do not have data for anticipated future sales volume, and because of the limited history of Memantine sales, we are currently unable to estimate future royalty revenues.

RESEARCH AND DEVELOPMENT EXPENSES

Quarter Ended September 30,		Increase From Period in Prior Year
2006	2005 (As Restated)	2006/2005
$5,858,000	$3,402,000	$2,456,000

Research and development expenses were $5,858,000 in the quarter ended September 30, 2006, of which $1,817,000 will be reimbursed by Celtic and which is reported as technology sale and collaboration services revenue for the period. Research and development expenses of $5,858,000 increased by $2,456,000 compared to expenses of $3,402,000 in the same period of 2005. The increase in research and development expenses of $2,456,000 resulted from an additional $1,804,000 of expenses incurred for the Phase III clinical trials of Viprinex, which commenced during November 2005, and an additional $652,000 of expenses for administering the continuing Phase III clinical trials for XERECEPT. The increase of $1,804,000 for Phase III clinical trials of Viprinex consisted primarily of $1,142,000 paid to clinical research organizations and consultants assisting with the trials. Additionally, the expenses related to Viprinex are greater due to an increase in manufacturing expense of approximately $458,000 and compensation and expense for stock options in the total amount $65,000, reflecting a larger staff level to administer the trials. The increase of $652,000 for administering the continuing Phase III clinical trials of XERECEPT consisted primarily of $278,000 paid to a clinical research organization and consultants assisting with the clinical trials, $282,000 for manufacturing of clinical drug materials, $148,000 for compensation and stock option expense for increased staff to administer the clinical trials. Research and development expense during the quarter ended September 30, 2006 and 2005 includes approximately $69,000 and $84,000, respectively, of stock-based compensation expense.

During the quarter ended September 30, 2006, we recorded reimbursement revenue of $1,817,000, for administering the continuing Phase III clinical trials of XERECEPT in the United States. We anticipate that the expense reimbursement we receive may vary in future periods, but that, over the next several quarters, expenses are likely to be incurred at a rate that is comparable with that of the service period during the quarter ended September 30, 2006, and that we will be reimbursed for all of the direct expenses we incur on behalf of Celtic. We anticipate that the research and development expenses for Viprinex will increase in future periods as the enrollment for the trials in the United States increases and as the trials are initiated in Europe, South Africa and Asia.

GENERAL AND ADMINISTRATIVE EXPENSES

Quarter Ended September 30,		Decrease From Period in Prior Year
2006	2005	2006/2005
$1,494,000	$1,800,000	$(306,000)

General and administrative expenses, which include operations of our corporate operations in California and administrative operations for our office in New Jersey, were $1,494,000 for the quarter ended September 30, 2006, which decreased by $306,000 compared to expenses of $1,800,000 for the same period in 2005. The decrease of $306,000 consisted primarily of a decrease of approximately $228,000 of compensation expense for administrative staff and a decrease of approximately $133,000 in legal fees. General and administrative expense during the quarter ended September 30, 2006 and 2005 includes approximately $144,000 and $160,000, respectively, of stock-based compensation expense.

We anticipate that we will incur general and administrative expenses in the foreseeable future at the same approximate level as with our current operations.

INVESTMENT INCOME (LOSS)

Quarter Ended September 30,		Increase From Period in Prior Year
2006	2005	2006/2005
$153,000	$17,000	$136,000

Investment income of $153,000 in the quarter ended September 30, 2006 increased over the same period of 2005, resulting primarily from increased interest income as market interest rates generally increased over the past year.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2006	June 30, 2006
Cash, cash equivalents, and investments	$11,142,000	$15,248,000
Working capital	8,526,000	12,055,000

	Quarter Ended September 30,
	2006	2005
Cash provided by (used in):
Operating activities	$(4,098,000)	$(4,504,000)
Investing activities	195,000	(4,859,000)
Financing activities	—	17,000

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

As of September 30, 2006, we had cash, cash equivalents and total investment securities available for sale of $11,142,000, which decreased by $4,106,000 from cash, cash equivalents and total investment securities of $15,248,000 as of June 30, 2006 resulting principally from the cash used in operations during the quarter.

Cash Flows from Operating Activities

Our operating activities used $4,098,000 of cash during the quarter ended September 30, 2006, resulting primarily from the net loss of $2,418,000 along with a decrease in deferred revenue of $1,375,000 resulting from the sale of XERECEPT. Cash flows from operating activities were also reduced by an increase of $247,000 in accounts receivable, a reduction of $266,000 in accounts payable and accrued liabilities as we used cash to reduce these liabilities and an increase of $72,000 in prepaid expenses and other assets.

Cash Flows from Investing Activities

Investing activities provided $195,000 of cash resulting primarily from the sale and maturity of investment securities of $33,017,000, which exceed securities purchases of $32,804,000 by $213,000.

Cash Flows from Financing Activities

There was no cash received from financing activities during the quarter ended September 30, 2006.

We believe that our available cash, cash equivalents and investment balances of $11,142,000 as of September 30, 2006, our $10 million credit facility, the expected payment of $4 million by Celtic in January 2007, along with the reimbursement of our ongoing development costs for XERECEPT, and anticipated royalties from sales of Memantine, will provide adequate liquidity to fund our operations through at least June 30, 2007. However, the amount of money we can access from our credit facility may be limited based on certain liquidity covenants, and we may seek to raise additional liquidity to fund our operations in periods thereafter or to acquire development projects for our pipeline. Accordingly, we may seek to raise additional funds when market conditions permit, including through the sale of up to $25 million of common stock pursuant to the shelf registration statement previously filed with the SEC. However, there can be no assurance that funding will be available or that, if available, it will be on acceptable terms.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of September 30, 2006, the fair value of our cash, cash equivalents and investments maturing in one year or less was $7.9 million and represented 70% of our cash, cash equivalents and investment portfolio. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

We reported one material weakness as of June 30, 2006, as set forth in our Annual Report on Form 10-K filed with the Commission on November 6, 2006. Management has identified in its assessment of the Company’s internal controls over financial reporting that the Company lacked the necessary internal controls and technical expertise and experience to ensure proper accounting of highly complex accounting issues and transactions related to sales and purchases of assets in accordance with U.S. generally accepted accounting principals. During the three-month period ended September 30, 2006, we have taken the following steps to remediate this weakness:

•	we initiated a search for a director of finance and accounting with appropriate credentials to strengthen the technical accounting knowledge within the finance department,

•	we solicited references for external accounting consultants with specific expertise in purchase accounting and we are in the process of interviewing such experts, and

•	we are in the process of revising our internal controls to ensure that future complex purchase accounting issues and transactions are reviewed by external consultants who have the appropriate technical expertise to advise management on the proper accounting for such issues and transactions.

During the three-month period ended September 30, 2006, the Company had no such highly complex purchase accounting issues or transactions to address.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June, 30, 2006, filed on November 6, 2006, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and future results.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: November 9, 2006	/s/ Paul E. Freiman
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Craig Carlson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)