Form 10-Q
period 2006-12-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2007-02-08
CIK 918112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practical date.

Common Stock, $.001 Par Value: 29,588,051 shares outstanding as of January 31, 2007.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006	June 30, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,631,693	$9,736,958
Investments	4,795,492	5,510,875
Interest receivable	50,827	28,760
Accounts receivable	990,247	1,569,901
Notes receivable	4,000,000	4,000,000
Prepaid expenses and other current assets	1,024,990	817,580
Total current assets	13,493,249	21,664,074
Restricted cash	31,624	31,409
Deposits	52,000	52,000
Property and equipment, net	658,690	751,509
TOTAL ASSETS	$14,235,563	$22,498,992

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$441,330	$875,710
Accrued clinical trial expenses	572,386	657,178
Accrued professional expenses	112,960	313,065
Accrued toxicology and manufacturing expenses	1,946,384	1,318,792
Other accrued liabilities	665,500	944,391
Deferred revenue, current portion	5,500,000	5,500,000
Total current liabilities	9,238,560	9,609,136
Deferred revenue, net of current portion	21,541,671	24,291,669
Total liabilities	30,780,231	33,900,805
Commitments and contingencies
Stockholders’ equity (deficit):
Convertible Series A Preferred stock, $.001 par value, 5,000,000 shares authorized, 2,332,000 issued in series, 494,000 outstanding at December 31, 2006 and June 30, 2006 (aggregate liquidation preference of $247,000 at December 31, 2006 and June 30, 2006)	247,000	247,000
Common stock, $.001 par value, 50,000,000 shares authorized at December 31, 2006 and June 30, 2006, 29,572,043 and 29,558,429 outstanding at December 31, 2006, and June 30, 2006, respectively	29,572	29,558
Additional paid-in capital	83,852,735	83,482,087
Accumulated deficit	(100,669,213)	(95,141,148)
Accumulated other comprehensive loss	(4,762)	(19,310)
Total stockholders’ equity (deficit)	(16,544,668)	(11,401,813)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,235,563	$22,498,992

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
		(As Restated, See Note 1)		(As Restated, See Note 1)
REVENUES
Technology sale and collaboration services	$2,365,243	$1,091,333	$5,556,915	$1,091,033
Royalty	1,655,052	1,268,271	3,244,115	2,320,719

Total revenues	4,020,295	2,359,604	8,801,030	3,411,752

EXPENSES
Research and development	5,680,680	4,646,975	11,539,139	8,049,410
Acquired in-process research and development	—	11,500,704	—	11,500,704
General and administrative	1,565,672	1,550,619	3,059,321	3,350,624

Total expenses	7,246,352	17,698,298	14,598,460	22,900,738

Operating loss	(3,226,057)	(15,338,694)	(5,797,430)	(19,488,986)

Investment income (loss)	115,728	70,987	269,365	87,909

Loss before income tax	$(3,110,329)	$(15,267,707)	$(5,528,065)	$(19,401,077)

Provision for income tax	—	130,000	—	130,000

NET LOSS	$(3,110,329)	$(15,397,707)	$(5,528,065)	$(19,531,077)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.11)	$(0.55)	$(0.17)	$(0.71)

Shares used in basic and diluted loss per share calculation	29,558,580	28,093,999	29,558,505	27,585,928

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(5,528,065)	$(19,531,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115,954	90,860
Stock based compensation	346,824	459,261
Acquired in-process research and development	—	11,500,704
Changes in assets and liabilities:
Interest receivable	(22,067)	(15,519)
Accounts receivable	579,654	(632,700)
Notes receivable	—	(13,000,000)
Prepaid expenses and other current assets	(207,410)	109,043
Restricted cash	(215)	(266)
Deposits	—	6,642
Accounts payable and accrued liabilities	(370,576)	(471,120)
Deferred revenue	(2,749,998)	32,541,667

Net cash provided by (used in) operating activities	(7,835,899)	11,057,495

INVESTING ACTIVITIES:
Empire acquisition, net of cash acquired	—	(2,000,000)
Purchase of investments	(40,948,284)	(53,137,698)
Maturity and sale of investments	41,678,215	53,625,178
Purchases of property and equipment	(23,135)	(251,444)

Net cash provided by (used in) investing activities	706,796	(1,763,964)

FINANCING ACTIVITIES:
Issuance of common stock	23,838	38,966

Net cash provided by financing activities	23,838	38,966

Increase (decrease) in cash and cash equivalents	(7,105,265)	9,332,497
Cash and equivalents at beginning of period	9,736,958	828,416

Cash and equivalents at end of period	$2,631,693	$10,160,913

Supplemental disclosure of non-cash investing activities:
Issuance of common stock for acquisition of Empire	$—	$9,500,704

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Neurobiological Technologies, Inc. and its subsidiary (“NTI,” “we,” “our,” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for reporting on interim periods and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) contained in the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the enclosed condensed consolidated financial statements do not include all of the information and footnote disclosures required by U.S. generally accepted accounting principles for reporting on other than interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

The notes and accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. Operating results for the quarter ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007, or any future period. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted for reporting on interim periods in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements together with the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

The accompanying condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, NTI-Empire, Inc. In July 2004, NTI acquired Empire Pharmaceuticals, Inc. (“Empire”), a development stage enterprise, through the merger of Empire into NTI-Empire, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment, therapeutic drug development.

The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for financial statements prepared for other than interim periods.

In the course of our development activities, we have incurred significant losses since inception, and we will likely incur additional operating losses at least through fiscal 2007 as we continue our drug development efforts. We expect that the funds related to our cash, cash equivalents and investments, the $4 million payment received from Celtic in January 2007, our projected royalties from sales of Memantine, and our $10 million credit facility will provide sufficient cash to fund our ongoing operations at least through June 30, 2007. We may seek to raise additional funds when market conditions permit, including through the sale of up to $25 million of common stock pursuant to the shelf registration statement previously filed with the SEC. The amount of money that we can access from our credit facility may be limited based on certain liquidity covenants, and there can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms. If we are not able to raise adequate funds, and our revenues are lower than expected or our operating expenses are higher than expected, we may be required to delay, scale back or terminate our clinical trials or to obtain funds by entering into arrangements with collaborative partners or others.

RESTATEMENT

As described in our Annual Report on Form 10-K for the year ended June 30, 2006, the Company restated its audited consolidated financial statements for the year ended June 30, 2005, and its unaudited condensed consolidated financial statements for the quarters ended September 30, 2004 through March 31, 2006. The following table sets forth the effects of the restatement on certain line items within our previously reported Statement of Operations for the three and six months ended December 31, 2005 (numbers in thousands).

	Three months ended December 31, 2005		Six months ended December 31, 2005
	Previously Reported	As Restated	Previously Reported	As Restated
Research and development expense	$(4,928)	$(4,647)	$(8,524)	$(8,049)
Acquired in-process research and development	$(3,865)	$(11,501)	$(3,865)	$(11,501)
Net loss	$(8,043)	$(15,398)	$(12,371)	$(19,531)
Basic and diluted net loss per share	$(0.29)	$(0.55)	$(0.45)	$(0.71)
Other intangible and tangible assets, net	$14,816	$—	$14,815	—
Total assets	$47,164	$32,348	$47,164	$32,348
Total stockholders’ equity	$11,278	$(3,538)	$11,278	$(3,538)

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is presented under the requirements of Financial Accounting SFAS No. 128, “Earnings per Share.” For the three and six month periods ended December 31, 2006 basic and diluted net loss per share is based on the weighted average number of shares of common stock issued and outstanding and excludes potentially dilutive securities of 4,354,469, which consist of options, warrants and convertible preferred stock, as their effect was anti-dilutive.

REVENUE RECOGNITION

Revenues are recorded according to the terms of formal agreements to which we are a party, when our performance requirements have been fulfilled, the fee is fixed and determinable and when collection of the fee is probable or reasonably assured. Revenues related to license fees with non-cancelable, non-refundable terms and no future performance obligations are recognized when collection is assured. Revenues associated with milestone payments, pursuant to the non-cancelable and non-refundable terms of agreements to which we are a party, are recognized when we have fulfilled development milestones and when collection of the fee is assured. Revenues resulting from royalty fees earned from the sale of the product are based upon the sales reported by our licensees and determined in accordance with the specific terms of the license agreements. We record royalty revenue when payment is received because we are unable to estimate and accrue royalty revenue due to the limited sales history of the product. We have made no material adjustments to date for revenue recorded from royalty fees. Revenues received as a reimbursement of direct expenses incurred for performing services to administer clinical trials are recorded during the period in which the expenses are incurred.

We recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables “ and the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104. Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective reliable evidence of the fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria are identified and applied to each of the units.

Technology sale and collaboration services revenues represent fees received from Celtic Pharma Holdings, L.P. (“Celtic”) under an asset purchase agreement and a collaboration and services agreement entered into in connection with the sale of our worldwide rights and assets related to XERECEPT in November 2005. In accordance with EITF Issue 00-21, the asset sale, together with the related clinical development services we provide to Celtic is treated as one unit of accounting because we are unable to determine the fair value of the future services to be provided by us under the collaboration and services agreement. Accordingly, we are recording the total up-front revenue of $33 million from the sale of technology ratably over the six-year term of the collaboration and services agreement, which began November 29, 2005. Costs of collaboration services provided by us are billed to Celtic on a monthly basis, based on actual internal and external expenses incurred to administer the clinical trials of XERECEPT, and recognized as revenue combined with the amount of revenue from the sale of technology. Costs of development services paid and related expenses are recognized as incurred. Potential future milestone payments and royalty-sharing payments will be recognized as earned, provided that payment is reasonably assured.

STOCK-BASED COMPENSATION

We adopted the requirements of SFAS No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) effective July 1, 2005, utilizing the Modified-Prospective Transition method, by which the Company has recognized the cost of stock-based payments based on their grant-date fair value from the beginning of the fiscal period in which the provisions of SFAS 123(R) were first adopted. Measuring and assigning of compensation cost for share-based grants made prior to, but not vested as of, the date of adopting SFAS 123(R) have been based upon the same estimate of grant-date fair value previously disclosed under SFAS 123 in a pro forma manner.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

The Company has two stock-based compensation plans. In September 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”), which was approved by the stockholders in December 2003 and was amended in December 2005. The 2003 Equity Plan replaced the 1993 Stock Plan. The 2003 Equity Plan, as amended, provides for the issuance of options and stock awards and reserves up to 2,500,000 shares of common stock for issuance under the plan. In general, options are granted with an exercise price equal to the market price of the underlying common stock on the date of the grant, and become exercisable over the vesting period of either one year or four years. Options granted prior to September 19, 2006 have a term of 10 years, options granted on and after September 19, 2006 to employees and consultants have a term of 7 years, and options granted to non-employee board members have a term of 10 years pursuant to the automatic grant provisions of the 2003 Equity Plan. The Company has not repurchased, and does not expect to repurchase, shares subsequent to their issuance upon stock option exercise.

In September 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan (the “2003 ESP Plan”), which was approved by stockholders in December 2003. The 2003 ESP Plan has reserved 500,000 shares of common stock for sale. The 2003 ESP Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined six-month accumulation periods. The price at which the stock is purchased is equal to the lower of 85% of the fair value of the stock on the last trading day before the commencement of the applicable offering period or 85% of the fair value of the common stock on the last trading day of the accumulation period.

The Company granted a total of 125,000 and 524,550 options to purchase common stock, respectively, during the quarter and six months ended December 31, 2006, for which the aggregate grant-date fair value was $195,000 and $983,000, respectively. The amount of compensation expense recognized during the three and six months ended December 31, 2006 under these plans was $134,000 and $347,000, respectively. The amount of stock-based compensation expense recognized during the quarter and six months ended December 31, 2005 under these plans was $215,000 and $459,000, respectively. The Company recorded no income tax benefits for stock-based compensation arrangements for the quarters and six months ended December 31, 2006 and 2005, as the Company has cumulative operating losses, for which a valuation allowance has been established. As of December 31, 2006, there was $1,936,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2003 Equity Plan, which is expected to be recognized over the next four years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table. Because option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatilities of the Company’s stock. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin 107. The risk free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. During the quarter and six months ended December 31, 2006, the Company used a forfeiture rate of 3.58% based on analysis of historical data as it reasonably approximates the currently anticipated rate of forfeiture for granted and outstanding options. The Company grants options under the 2003 Equity Plan to both employees and non-employee directors, for whom the vesting period of the grants is four years and one year, respectively. The following assumptions were used for these two types of grants to determine stock-based compensation during the quarters and six months ended December 31, 2006 and 2005.

December 31, 2006:	4 year vesting 7 year term	4 year vesting 10 year term	1 year vesting 10 year term
Weighted average volatility	0.93 - 1.08	1.08 - 1.27	0.90 - 1.27
Expected dividends	0	0	0
Expected term (in years)	4.75	6.25	5.50
Risk free interest rate	4.46% - 4.57%	4.35% - 4.83%	4.35% - 4.57%

December 31, 2005:	4 year vesting 10 year term	1 year vesting 10 year term
Weighted average volatility	1.14 - 1.27	0.89 - 1.27
Expected dividends	0	0
Expected term (in years)	6.25	5.5
Risk free interest rate	3.88 - 4.35%	4.13 - 4.35%

A summary of option activity under the 2003 Equity Plan as of December 31, 2006 and changes during the six-month period then ended is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2006	2,585,189	$3.18	—	—
Granted	524,550	2.46	—	—
Exercised	—	—	—	—
Forfeited	(15,750)	3.10	—	—
Expired	(4,000)	3.38

Outstanding at December 31, 2006	3,089,989	$3.06	5.28	$901,991

Exercisable at December 31, 2006	2,125,015	$3.04	3.90	$901,991

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing price of our common stock on the last trading day of the quarter ended December 31, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of our common stock. No stock options were exercised during the quarter and six months ended December 31, 2006.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under SFAS 123(R). Option-pricing models were developed for use in estimating the value of traded options, which are listed on organized exchange markets, have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our stock-based payments have characteristics significantly different from those of freely traded, listed options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation awards. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

CASH EQUIVALENTS AND INVESTMENTS

The Company’s investments include securities of the U.S. government and its agencies, municipalities, corporations and mortgage-backed and auction rate securities. All securities which are highly liquid and purchased with original maturities of 90 days or less are recorded as cash equivalents. At December 31, 2006 and June 30, 2006, the Company had auction rate debt securities with interest rates that re-set in less than three months, but with maturities longer than three months. The Company has classified its investment securities, including auction rate securities, as available-for-sale securities as it does not intend to hold securities with stated maturities greater than twelve months until maturity. The Company manages its investment securities to maintain an average duration of less than six months and, in response to liquidity requirements and changes in the market value of securities, will sell investment securities prior to their stated maturities. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses reported as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity (Deficit). Realized gains or losses, amortization of premiums, accretion of discounts and earned interest are included in investment income. The cost of securities when sold is based upon specific identification.

NOTE 2 - SALE OF RIGHTS TO AND INTERESTS IN XERECEPT

In November 2005, we sold our worldwide rights and assets related to XERECEPT to two subsidiaries of Celtic and received an initial payment of $20 million in cash and a promissory note for $13 million. The first two payments of $5 million and $4 million under the note were received in January 2006 and June 2006, respectively, and the final payment of $4 million was received in January 2007. The note had an interest rate of 3.9% per year. We are also eligible to receive up to an additional $15 million in payments upon the achievement of certain regulatory objectives. If XERECEPT is approved for commercial sale, we are also entitled to receive profit-sharing payments on sales in the United States and royalties on sales elsewhere in the world.

Under a collaboration and services agreement entered into in November 2005 with one of the Celtic subsidiaries, we continue to administer and procure third-party Phase III clinical development services in the United States and Canada related to XERECEPT, in exchange for Celtic’s reimbursement of expenses incurred by us. During the three months ended December 31, 2006, we incurred expenses of approximately $1.0 million and had a receivable of $1.0 million due from Celtic. This agreement expires in November 2011, unless terminated earlier in accordance with its terms.

NOTE 3 - ACQUISITION OF EMPIRE PHARMACEUTICALS, INC.

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

The terms of the purchase agreement provided for initial and contingent payments, requiring that the Company pay one-half of the purchase price upon closing and one-half of the purchase price if and when pivotal Phase III clinical trials for Viprinex commenced. Accordingly, in July 2004 the Company paid the selling shareholders of Empire merger consideration valued at $11,453,000, consisting of 2,399,163 shares of common stock valued at $9,453,000 and cash of $2,000,000, and incurred acquisition-related expenses of $1,216,000. Pivotal Phase III clinical trials for Viprinex commenced in November 2005, and the Company made the contingent payment to the Empire selling shareholders in December 2005, which was valued at $11,501,000 and consisted of 2,375,170 shares of common stock valued at $9,501,000 and cash of $2,000,000.

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

The Company allocated the purchase price in accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), related to the purchase of a group of assets. SFAS 142 provides that the cost of the group of assets acquired in a transaction other than a business combination shall be allocated to the individual assets acquired based upon their relative fair values.

In accordance with the provisions of SFAS 142, tangible assets, all identifiable intangible assets and acquired in-process research and development were assigned portions of the purchase price based on their relative fair values. To this end, an independent third party valuation was obtained and used to assist management in determining the fair value of the tangible assets, identifiable intangible assets and acquired in-process research and development. Based upon this valuation, the Company allocated the initial and contingent payments, on the dates they were made, as follows:

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

NOTE 4 - INVESTMENTS

Available-for-sale securities were as follows (in thousands):

December 31, 2006

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Auction rate securities:
Maturing after 1 through 5 years	$—	$—	$—	$—
Maturing after 5 years	3,130	—	—	3,130
Corporate debt obligations:
Maturing within 1 year	15	—	—	15
Maturing after 1 through 5 years	20	—	—	20
U.S. Government obligations:
Maturing within 1 year	1,000	—	(1)	999
Maturing after 5 years	400	—	—	400
Mortgage and asset-backed securities:
Maturing after 5 years	235		(4)	231

Total investments	$4,800	$—	$(5)	$4,795

June 30, 2006

	Cost	Gross Unrealized Gains		Gross Unrealized (Losses)	Market Value
Auction rate securities:
Maturing after 5 years	$830		$—	$—	$830
Corporate debt obligations:
Maturing within 1 year	45		—	—	45
Maturing after 1 through 5 years	35		—	(1)	34
U.S. Government obligations:
Maturing within 1 year	1,982			(8)	1,974
Maturing after 1 through 5 years	1,978		—	(3)	1,975
Municipal Securities
Maturing after 5 years	400		—	—	400
Mortgage and asset-backed securities
Maturing after 5 years	260		—	(7)	253

Total investments	$5,530	$		$(19)	$5,511

NOTE 5 - EQUITY TRANSACTIONS

During the quarter ended December 31, 2006, the Company issued 13,614 shares of common stock pursuant to the 2003 ESP for proceeds of $23,838.

During the quarter ended December 31, 2005, the Company issued 1,000 shares upon the exercise of common stock options for proceeds of $3,500 and issued 7,311 shares pursuant to the 2003 ESP for proceeds of $18,798.

During the quarter ended September 30, 2005, the Company issued 5,917 shares upon the exercise of common stock options for proceeds of $16,667.

NOTE 6 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from our net loss, which are the unrealized holding gains and losses on available-for-sale investments, and includes:

	Quarter ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
		(As Restated)		(As Restated)
Net loss	$(3,110,329)	$(15,398,007)	$(5,528,065)	$(19,531,077)
Other comprehensive income (loss)	3,303	(35,705)	14,548	(4,650)

Comprehensive loss	$(3,107,026)	$(15,362,302)	$(5,513,516)	$(19,535,727)

NOTE 7 - INCOME TAXES

No provision or benefit for income tax is reported for the quarter and six months ended December 31, 2006, as the Company reported an operating loss. Taxable income is determined based upon revenues and expenses determined for tax return purposes, subject to the use of net operating losses carried forward from prior years for both federal and state purposes, together with state research and development credits, subject to statutory limitations. The provision for income taxes for the quarter and six months ended December 31, 2005 was $130,000. This expense for 2005 was due to the sale of our worldwide rights and assets related to XERECEPT to Celtic in November 2005.

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires a company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective for the fiscal year beginning July 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48 on its financial statements, but believes that FIN No. 48 will not have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning July 1, 2008. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on the Company’s consolidated results of operations and financial position.

NOTE 9 - NASDAQ LISTING

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

NOTE 10 - SUBSEQUENT EVENTS

In January 2007, the Company received a royalty payment in the amount of $1,708,000 from Merz Pharmaceuticals GmbH (“Merz”) for sales of Memantine by Merz and its marketing partners during the quarter ended September 30, 2006. Royalty revenue received pursuant to the agreement with Merz is recorded when received, which occurs in the second quarter following the quarter in which the revenues are earned by Merz’s marketing partners.

In January 2007, the Company received the final $4,000,000 payment pursuant to the promissory note issued by Celtic in connection with the Company’s sale of rights to XERECEPT.

In January 2007, we paid Nordmark 1,000,000 Euros (approximately $1,320,000), which was due upon completion of the snake farm pursuant to our March 2005 agreement, as amended.

ITEM 2.	MANAGEME NT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q are forward-looking statements that involve risks and uncertainties. The factors referred to in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2006, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

OVERVIEW

Neurobiological Technologies, Inc. (“NTI ® ,” “we,” “our,” and the “Company”) is a biotechnology company engaged in the business of acquiring and developing central nervous system (CNS) related drug candidates. The Company is focused on therapies for neurological conditions that occur in connection with ischemic stroke and brain cancer.

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

We have one product candidate in clinical development, Viprinex. We are currently developing Viprinex for the treatment of acute ischemic stroke. In September 2005, we received regulatory approval to commence the first of two planned Phase III clinical trials for Viprinex and we commenced enrollment of the first patient in November 2005. We began the second of two planned Phase III trials of Viprinex in March 2006. If Viprinex is approved for commercial sale, we plan to build a sales organization to market and sell Viprinex in the United States and may seek marketing partnerships in other regions of the world.

In November 2005, we sold our worldwide rights and assets related to XERECEPT, a compound for the treatment of peritumoral brain edema, or brain swelling associated with brain tumors, which we had been developing, to two subsidiaries of Celtic Pharma Holdings, L.P., or Celtic. In January 2007, we received the final $4 million payment of the upfront $33 million purchase price. We are entitled to receive up to an additional $15 million in payments upon the achievement of certain regulatory objectives, and, if XERECEPT is approved for commercial sale, we are also entitled to receive profit-sharing payments on sales in the United States and royalties on sales elsewhere in the world. Under a collaboration and services agreement entered into in November 2005 with one of the Celtic subsidiaries, we continue to administer and procure third-party Phase III clinical development services in the United States related to XERECEPT, in exchange for reimbursement of such expenses incurred by us.

Currently, we receive revenues on the sales of one approved product, Memantine, an orally dosed compound that is approved for the treatment of moderate-to-severe Alzheimer’s disease and is marketed in the United States and Europe by Merz Pharmaceutals GmBH and its marketing partners.

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

Except for fiscal 2001, we have incurred significant losses each year since our inception. We expect to incur additional operating losses at least through fiscal 2007 as we continue our product development efforts. We expect development costs for Viprinex during fiscal 2007 to be significantly higher than in fiscal 2006 as the number of clinical sites and patients enrolled in the trials are expected to increase significantly. Since the sale of our worldwide rights and assets related to XERECEPT, we are being reimbursed by Celtic for the cost of development services incurred for this drug candidate. We expect that the funds we have received from the sale of XERECEPT, including the $4 million payment received from Celtic in January 2007, our projected royalties from sales of Memantine, and our $10 million credit facility will provide sufficient cash to fund our ongoing operations at least through June 30, 2007. We may seek to raise additional funds when market conditions permit, including through the sale of up to $25 million of common stock pursuant to the shelf registration statement previously filed with the SEC. The amount of money that we can access from our credit facility may be limited based on certain liquidity covenants, and there can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms. If we are not able to raise adequate funds, and our revenues are lower than expected or our operating expenses are higher than expected, we may be required to delay, scale back or terminate our clinical trials or to obtain funds by entering into arrangements with collaborative partners or others.

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

Revenue recognition

Revenues are recorded according to the terms of formal agreements to which we are a party, when our performance requirements have been fulfilled, the fee is fixed and determinable and when collection of the fee is probable or reasonably assured. Revenues related to license fees with non-cancelable, non-refundable terms and no future performance obligations are recognized when collection is assured. Revenues associated with milestone payments, pursuant to the non-cancelable and non-refundable terms of agreements to which we are a party, are recognized when we have fulfilled development milestones and when collection of the fee is assured. Revenues resulting from royalty fees earned from the sale of the product are based upon the sales reported by our licensees and determined in accordance with the specific terms of the license agreements. We record royalty revenue when payments are received because we are unable to estimate and accrue royalty revenue due to the limited sales history of the product. We have made no material adjustments to date for revenue recorded from royalty fees. Revenues received as a reimbursement of direct expenses incurred for performing services to administer clinical trials are recorded in the period during which the expenses are incurred.

We recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “ Revenue Arrangements with Multiple Deliverables “ and the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104. Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective reliable evidence of fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria are identified and applied to each of the units.

Technology sale and collaboration services revenues represent fees received from Celtic under an asset purchase agreement and a collaboration and services agreement related to the sale of our worldwide rights and assets related to XERECEPT in November 2005. In accordance with EITF Issue 00-21, the asset sale, together with the related clinical development services we provide, is treated as one unit of accounting because we are unable to determine the fair value of the future services to be provided by us under the collaboration and services agreement. Accordingly, we are recording the total up-front revenue of $33 million from the sale of technology ratably over the six-year term of the collaboration and services agreement, which began November 29, 2005. Costs of collaboration services provided by us are billed to Celtic based on actual internal and external expenses incurred to administer the clinical trials of XERECEPT on a monthly basis and recognized as revenue combined with the amount of revenue from the sale of technology. Costs of development services paid and related expenses are recognized as incurred. Potential future milestone payments and royalty-sharing payments will be recognized as earned, provided that payment is reasonably assured.

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

Stock-Based Compensation

Effective July 1, 2005, we adopted the requirements of SFAS 123(R) utilizing the Modified-Prospective Transition method, by which the Company has recognized the cost of stock-based payments based on their grant-date fair value from the beginning of the fiscal period in which the provisions of SFAS 123(R) were first adopted. Measuring and assigning of compensation cost for stock-based grants made prior to, but not vested as of, the date of adopting SFAS 123(R) have been based upon the same estimate of grant-date fair value previously disclosed under SFAS 123 in a pro forma manner. The total amount of stock-based compensation expense recognized during the quarter ended December 31, 2006 was $134,000. The total amount of stock-based compensation expense recognized during the quarter ended December 31, 2005 was $215,000. As of December 31, 2006, there was $1,936,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next four years.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 , or FIN No. 48, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires a company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective for our fiscal year beginning July 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48 on its financial statements, but believes that FIN No. 48 will not have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures. The provisions of FAS 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning July 1, 2008. The Company is currently evaluating what effect, if any, the adoption of FAS 157 will have on the Company’s consolidated results of operations and financial position.

RESULTS OF OPERATIONS

REVENUES

Quarter Ended December 31,		Increase From Period in Prior Year	Six Months Ended December 31,		Increase From Period in Prior Year
2006	2005	2006/2005	2006	2005	2006/2005
$4,020,000	$2,360,000	$1,660,000	$8,801,000	$3,412,000	$5,389,000

Revenues of $4,020,000 in the quarter ended December 31, 2006 increased by $1,660,000 over revenues of $2,360,000 in the same period of 2005. Our 2006 revenues consisted of our recognition of $1,375,000 from the sale of our rights and interests in XERECEPT to Celtic, $1,655,000 from royalty fees from the commercial sales of Memantine by our marketing partners in the United States and certain European countries, and $990,000 from the reimbursement of the direct expenses incurred for services provided to Celtic for administering the Phase III clinical trials for XERECEPT in the United States. Our 2005 revenues consisted of our recognition of $458,000 from the sale of our rights and interests in XERECEPT to Celtic, $1,268,000 from royalty fees from the commercial sales of Memantine by our marketing partners in the United States and certain European countries, and $633,000 from the reimbursement of the direct expenses incurred for services provided to Celtic for administering the Phase III clinical trials for XERECEPT in the United States.

Revenues of $8,801,000 in the six-months ended December 31, 2006 increased by $5,389,000 over revenues of $3,412,000 in the same period of 2005. Our 2006 revenues consisted of our recognition of $2,750,000 from the sale of our rights and interests in XERECEPT, royalty fees of $3,244,000 from the commercial sales of Memantine by our marketing partners in the United States and certain European countries, and $2,807,000 for the reimbursement of the direct expenses we incurred to administer the Phase III clinical trials for XERECEPT in the United States. Our 2005 revenues consisted of our recognition of $458,000 from the sale of our rights and interests in XERECEPT, royalty fees of $2,321,000 from the commercial sales of Memantine by our marketing partners in the United States and certain European countries, and $633,000 for the reimbursement of the direct expenses we incurred to administer the Phase III clinical trials for XERECEPT in the United States.

We expect to record revenues from the sale of our worldwide rights and assets related to XERECEPT in the approximate amount of $1,375,000 quarterly, or $5,500,000 annually, through November 2011, the period through which we are required to provide services to Celtic under a related collaboration and services agreement. During the quarter ended December 31, 2006, we recorded reimbursement revenue of $990,000 for administering the clinical trials of XERECEPT in the United States and Canada. We anticipate that the expense reimbursement we receive may vary in future periods, but that, over the next several quarters, expenses are likely to be incurred at a rate that is comparable with that during the quarter ended December 31, 2006 and that we will be reimbursed for all of the direct expenses we incur on behalf of Celtic. Royalty revenues result from sales of Memantine by Merz and its marketing partners, who do not make anticipated future sales volumes available to us. Because we do not have data from Merz for anticipated future sales volume, we are currently unable to estimate future royalty revenues.

RESEARCH AND DEVELOPMENT EXPENSES

Quarter Ended December 31,		Increase From Period in Prior Year	Six Months Ended December 31,		Increase From Period in Prior Year
2006	2005	2006/2005	2006	2005	2006/2005
	(As Restated)			(As Restated)
$5,681,000	$4,647,000	$1,034,000	$11,539,000	$8,049,000	$3,490,000

Research and development expenses of $5,681,000 in the quarter ended December 31, 2006 increased by $1,034,000 compared to expenses of $4,647,000 in the same period of 2005. The increase in research and development expenses of $1,034,000 resulted from an additional $1,914,000 of expenses incurred for the Phase III clinical trials of Viprinex, which commenced during November 2005, offset by a decrease of $880,000 of expenses for the continuing Phase III clinical trials for XERECEPT, which commenced in April 2004. The increase of $1,914,000 for Viprinex consisted primarily of approximately $1,100,000 paid to our contract manufacturer, as well as an increase of $814,000 consisting of expenses paid to clinical research organizations and consultants, and other related fees for research and development. The decrease of approximately $880,000 for XERECEPT consisted primarily of a decrease of approximately $550,000 for manufacturing of clinical drug materials and a decrease of approximately $330,000 paid to clinical research organizations and consultants assisting with the clinical trials.

Research and development expenses of $11,539,000 in the six-months ended December 31, 2006, increased by $3,490,000 compared to expenses of $8,049,000 in the same period of 2005. The increase in research and development expenses of $3,490,000 resulted from an additional $3,720,000 of expenses incurred for the Phase III clinical trials of Viprinex, which commenced during November 2005, offset by a decrease of $230,000 of expenses for the continuing Phase III clinical trials for XERECEPT, which commenced during April 2004. The increase of $3,720,000 in expenses incurred for Viprinex consisted primarily of approximately $1,724,000 paid to clinical research organizations and consultants to assist with the trials, compensation and expense for stock options in the total amount of $66,000 reflecting a larger staff level to administer the trials, and $1,616,000 for manufacturing of clinical drug materials. The decrease of $230,000 of expenses incurred for XERECEPT consisted primarily of a decrease of approximately $337,000 for manufacturing of clinical drug materials, offset by an increase of $69,000 paid to a clinical research organization and consultants assisting with the clinical trials and $240,000 for compensation and stock option expense for the increased staff assisting with the clinical trials.

During the quarter ended December 31, 2006, we recorded reimbursement revenue of $990,000, for administering the continuing Phase III clinical trials of XERECEPT in the United States. We anticipate that the expense reimbursement we receive from Celtic may vary in future periods, but that, over the next several quarters, expenses are likely to be incurred at a rate that is comparable with that during the quarter ended December 31, 2006, and that we will be reimbursed for all of the direct expenses we incur on behalf of Celtic. We anticipate that the research and development expenses for Viprinex will increase in future periods as the enrollment for the trials in the United States increases and as the trials are initiated in Europe, South Africa and Asia.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

Quarter Ended December 31,		Increase From Period in Prior Year	Six Months Ended December 31,		Increase From Period in Prior Year
2006	2005	2006/2005	2006	2005	2006/2005
	(As Restated)			(As Restated)
$—	$11,501,000	$11,501,000	$—	$11,501,000	$11,501,000

We acquired Empire, a development stage company, in July 2004 in order to secure the worldwide rights to Viprienex, a late-stage reperfusion therapy for use in the treatment of ischemic stroke. The terms of the purchase agreement provided for initial and contingent payments, requiring us to pay one-half of the purchase price upon closing and one-half of the purchase price if and when pivotal Phase III clinical trials for Viprinex commenced. In November 2005, we initiated Phase III trials for Viprinex, which required us to make a contingent payment to the selling stockholders of Empire. This payment of $11,501,000 was made in December 2005 and consisted of an additional 2,375,170 shares of common stock valued at $9,501,000 and cash of $2,000,000 and was assigned to the assets acquired based on their relative fair values. During the identification and valuation process related to the acquisition, we determined that the acquired in-process research and development related to Viprinex had a fair value of $11,501,000, associated with the contingent payment. Accordingly, the acquired in-process research and development was charged to expense in December 2005.

GENERAL AND ADMINISTRATIVE EXPENSES

Quarter Ended December 31,		Increase From Period in Prior Year	Six Months Ended December 31,		Decrease From Period in Prior Year
2006	2005	2006/2005	2006	2005	2006/2005
$1,566,000	$1,551,000	$15,000	$3,059,000	$3,351,000	$(292,000)

General and administrative expenses, which include operations of our corporate operations in California and administrative operations for our office in New Jersey, were $1,566,000 for the quarter ended December 31, 2006 and increased by $15,000 compared to expenses of $1,551,000 for the same period in 2005. The increase of $15,000 consisted primarily of approximately $24,000 of compensation expense for administrative staff, offset by a decrease of approximately $9,000 for accounting and audit related fees.

General and administrative expenses of $3,059,000 for the six months ended December 31, 2006 decreased by $292,000 compared to expenses of $3,351,000 for the same period in 2005. The decrease of $292,000 resulted primarily from a decrease of approximately $231,000 of compensation expenses and a decrease of $61,000 in consulting and legal fees.

We anticipate that we will incur general and administrative expenses in the foreseeable future at the same approximate level as with our current operations.

INVESTMENT INCOME (LOSS)

Quarter Ended December 31,		(Decrease) From Period in Prior Year	Six Months Ended December 31,		Increase From Period in Prior Year
2006	2005	2006/2005	2006	2005	2006/2005
$116,000	$71,000	$45,000	$269,000	$88,000	$181,000

Investment income of $116,000 and $269,000 in the quarter and six months ended December 31, 2006, respectively, increased over the same periods of 2005, resulting primarily from an increase in interest earned on investments during the current year as compared to the prior year due to higher market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2006	June 30, 2006
Cash, cash equivalents, and investments	$7,472,000	$15,248,000
Working capital	4,255,000	12,055,000

	Six Months Ended December 31,
	2006	2005
Cash provided by (used in):
Operating activities	$(7,836,000)	$(11,057,000)
Investing activities	707,000	(1,764,000)
Financing activities	24,000	39,000

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

As of December 31, 2006, we had cash, cash equivalents and total investment securities available for sale of $7,427,000, which decreased by $7,821,000 from cash, cash equivalents and total investment securities of $15,248,000 as of June 30, 2006, resulting principally from the cash used in operations during the six months.

Cash Flows from Operating Activities

Our operating activities used $7,836,000 of cash during the six months ended December 31, 2006, resulting primarily from the net loss of $5,528,065 along with a decrease in deferred revenue of $2,750,000 resulting from the sale of XERECEPT. Cash flows from operating activities were also increased by a decrease of $580,000 in accounts receivable, a reduction of $371,000 in accounts payable and accrued liabilities, as we used cash to reduce these liabilities, and an increase of $207,000 in prepaid expenses and other assets.

Cash Flows from Investing Activities

Investing activities provided $707,000 of cash resulting primarily from the sale and maturity of investment securities of $41,678,000, which exceeded securities purchases of $40,948,000 by $730,000.

Cash Flows from Financing Activities

Financing activities provided $24,000 of cash during the six months ended December 31, 2006, and consisted of the proceeds from common stock that we issued through the 2003 ESP Plan.

We believe that our available cash, cash equivalents and investment balances of $7,427,000 as of December 31, 2006, our $10 million credit facility, the payment of $4 million received from Celtic in January 2007, along with the reimbursement of our ongoing development costs for XERECEPT, and anticipated royalties from sales of Memantine, will provide adequate liquidity to fund our operations through at least June 30, 2007. However, the amount of money we can access from our credit facility may be limited based on certain liquidity covenants, and we may seek to raise additional capital to fund our operations in periods thereafter or to acquire development projects for our pipeline. Accordingly, we may seek to raise additional funds when market conditions permit, including through the sale of up to $25 million of common stock pursuant to the shelf registration statement previously filed with the SEC. However, there can be no assurance that funding will be available or that, if available, it will be on acceptable terms.

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

We do not have any off-balance sheet arrangements as defined by rules recently enacted by the SEC and FASB, and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSUR E ABOUT MARKET RISK

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements. We regularly assess these risks and have established policies and business practices to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of December 31, 2006, the fair value of our cash, cash equivalents and investments maturing in one year or less was $3.6 million and represented 49% of our cash, cash equivalents and investment portfolio. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

We reported one material weakness as of June 30, 2006, as set forth in our Annual Report on Form 10-K filed with the SEC on November 6, 2006. Management has identified in its assessment of the Company’s internal controls over financial reporting that the Company lacked the necessary internal controls and technical expertise and experience to ensure proper accounting of highly complex accounting issues and transactions related to sales and purchases of assets in accordance with U.S. generally accepted accounting principals. During the quarter ended December 31, 2006, we have taken the following steps to remediate this weakness:

•	we retained an external accounting consultant with specific expertise in purchase accounting; and

•

we continued in the process of revising our internal controls to ensure that future complex purchase accounting issues and transactions are reviewed by external consultants who have the appropriate technical expertise to advise management on the proper accounting for such issues and transactions.

During the quarter ended December 31, 2006, the Company had no such highly complex purchase accounting issues or transactions to address.

In addition, in January 2007, we hired a director of finance and accounting with the appropriate credentials to strengthen the technical accounting knowledge within the finance department.

PART II. OTHER INFORMATI ON

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2006, filed on November 6, 2006, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and future results.

ITEM 5.	OTHER INFORMAT ION

None.

ITEM 6.	EXHIBITS

10.1	License and Cooperation Agreement among the Company, Merz & Co. GmbH & Co. and Children’s Medical Center Corp., effective as of April 16, 1998.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain confidential portions of this exhibit have been redacted. A complete version of this exhibit has been filed with the Secretary of the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNAT URES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: February 8, 2007	/s/ Paul E. Freiman
Paul E. Freiman President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Craig Carlson
Craig Carlson Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)