Form 10-Q
period 2007-03-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2007-05-09
CIK 918112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

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

Common Stock, $.001 Par Value: 32,819,059 shares outstanding as of April 30, 2007.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	June 30, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,182,135	$9,736,958
Investments	3,380,053	5,510,875
Interest receivable	10,940	28,760
Accounts receivable	1,735,683	1,569,901
Notes receivable	—	4,000,000
Prepaid expenses and other current assets	429,589	817,580

Total current assets	7,738,400	21,664,074
Restricted cash	31,820	31,409
Deposits	53,000	52,000
Property and equipment, net	610,456	751,509

TOTAL ASSETS	$8,433,676	$22,498,992

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$375,414	$0
Accounts payable	282,642	875,710
Accrued clinical trial expenses	492,963	657,178
Accrued professional expenses	322,641	313,065
Accrued toxicology and manufacturing expenses	822,545	1,318,792
Other accrued liabilities	883,738	944,391
Deferred revenue, current portion	5,500,000	5,500,000

Total current liabilities	8,679,943	9,609,136
Deferred revenue, net of current portion	20,166,672	24,291,669

Total liabilities	28,846,615	33,900,805

Commitments and contingencies Stockholders’ deficit:
Convertible Series A Preferred stock, $.001 par value, 5,000,000 shares authorized, 2,332,000 issued in series, 494,000 outstanding at March 31, 2007 and June 30, 2006 (aggregate liquidation preference of $247,000 at March 31, 2007 and June 30, 2006)	247,000	247,000
Common stock, $.001 par value, 50,000,000 shares authorized at March 31, 2007 and June 30, 2006, 29,775,581 and 29,558,429 outstanding at March 31, 2007, and June 30, 2006, respectively	29,775	29,558
Additional paid-in capital	84,396,688	83,482,087
Accumulated deficit	(105,083,487)	(95,141,148)
Accumulated other comprehensive loss	(2,915)	(19,310)

Total stockholders’ deficit	(20,412,939)	(11,401,813)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,433,676	$22,498,992

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
		(As Restated, See Note 1)		(As Restated, See Note 1)
REVENUES
Technology sale and collaboration services	$3,170,118	$3,239,385	$8,727,033	$4,330,418
Royalty	1,707,739	1,365,870	4,951,854	3,686,589

Total revenues	4,877,857	4,605,255	13,678,887	8,017,007

EXPENSES
Research and development	7,690,391	6,815,308	19,229,530	14,864,718
Acquired in-process research and development	—	—	—	11,500,704
General and administrative	1,685,649	1,393,481	4,744,968	4,744,105

Total expenses	9,376,040	8,208,789	23,974,498	31,109,527

Operating loss	(4,498,183)	(3,603,534)	(10,295,611)	(23,092,520)
Investment income	83,907	139,856	353,272	227,765

Loss before income taxes	(4,414,276)	(3,463,678)	(9,942,339)	(22,864,755)
Provision for income taxes	—	—	—	130,000

NET LOSS	$(4,414,276)	$(3,463,678)	$(9,942,339)	$(22,994,755)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.15)	$(0.12)	$(0.34)	$(0.83)

Shares used in basic and diluted net loss per share calculation	29,663,697	29,491,440	29,593,182	27,585,298

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(9,942,339)	$(22,994,755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	174,532	132,718
Stock-based compensation	568,314	656,170
Acquired in-process research and development	—	11,500,704
Changes in assets and liabilities:
Restricted cash	(411)	(298)
Interest receivable	17,820	37,856
Accounts receivable	(165,782)	(1,862,710)
Notes receivable	4,000,000	(8,000,000)
Prepaid expenses and other current assets	387,991	(107,914)
Deposits	(1,000)	6,642
Accounts payable and accrued liabilities	(1,304,607)	(874,997)
Deferred revenue	(4,124,997)	31,166,668

Net cash provided by (used in) operating activities	(10,390,479)	9,660,084

INVESTING ACTIVITIES:
Acquisition of Empire	—	(2,000,000)
Purchase of investments	(45,071,997)	(68,415,912)
Maturity and sale of investments	47,218,215	69,831,906
Purchases of property and equipment	(33,480)	(315,198)

Net cash provided by (used in) investing activities	2,113,738	(899,204)

FINANCING ACTIVITIES:
Increase in bank overdraft	375,414	—
Issuance of common stock	346,504	88,618

Net cash provided by financing activities	721,918	88,618

Increase (decrease) in cash and cash equivalents	(7,554,823)	8,849,498
Cash and equivalents at beginning of period	9,736,958	828,416

Cash and equivalents at end of period	$2,182,135	$9,677,914

Supplemental disclosure of non-cash investing activities:
Issuance of common stock for acquisition of Empire	$—	$9,500,704

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Neurobiological Technologies, Inc. and its subsidiary (“NTI,” “we,” “our,” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for reporting on interim periods and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) contained in the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnote disclosures required by U. S. generally accepted accounting principles for reporting on other than interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

The notes and accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007, or any future period. The preparation of these condensed consolidated financial statements in conformity with U. S. generally accepted accounting principles for reporting on interim periods requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements together with the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

The accompanying condensed consolidated financial statements include information for NTI-Empire, Inc., a wholly-owned subsidiary of the Company. In July 2004, NTI acquired Empire Pharmaceuticals, Inc. (“Empire”), a development stage enterprise, through the merger of Empire into NTI-Empire, Inc. All intercompany balances at March 31, 2007 and June 30, 2006 have been eliminated in consolidation. The Company operates in one segment, therapeutic drug development.

The consolidated balance sheet at March 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and notes required by U. S. generally accepted accounting principles for financial statements prepared for other than interim periods.

In the course of our development activities, we have incurred significant losses since inception, and we will likely incur additional operating losses at least through fiscal 2008 as we continue our drug development efforts. Although we expect that our cash, cash equivalents and investments, our projected royalty revenue and our $10 million credit facility will provide sufficient cash to fund our ongoing operations through at least June 30, 2007, we may seek to raise additional funds when market conditions permit, including through the sale of common stock pursuant to the shelf registration statement previously filed with the SEC. On April 3, 2007, we raised approximately $6.5 million, net of expenses, through the sale of approximately 3 million shares of common stock pursuant to the shelf registration statement. The amount of money we can access from our credit facility may be limited based on certain liquidity covenants, and there can be no assurance that any additional funding will be available or, if available, that it will be available on acceptable terms. If we are not able to raise adequate funds and our revenues are lower than expected or our operating expenses are higher than expected, we may be required to delay, scale back or terminate our clinical trials, or to obtain funds by entering into arrangements with collaborative partners or others.

RESTATEMENT

As described in our Annual Report on Form 10-K for the year ended June 30, 2006, the Company restated its audited consolidated financial statements for the year ended June 30, 2005, and its unaudited condensed consolidated financial statements for the quarters ended September 30, 2004 through March 31, 2006. The following table sets forth the effects of the restatement on certain line items within our previously reported financial information as of and for the three and nine months ended March 31, 2006 (in thousands).

	Three months ended March 31, 2006		Nine months ended March 31, 2006
	Previously Reported	As Restated	Previously Reported	As Restated
Research and development expense	$(7,215)	$(6,815)	$(15,740)	$(14,865)
Acquired in-process research and development	$—	$—	$(3,865)	$(11,501)
Net loss	$(3,863)	$(3,464)	$(16,234)	$(22,995)
Basic and diluted net loss per share	$(0.13)	$(0.12)	$(0.59)	$(0.83)
Other intangible and tangible assets, net	$14,416	$—	$14,416	—
Total assets	$41,759	$27,343	$41,759	$27,343
Total stockholders’ equity (deficit)	$7,652	$(6,764)	$7,652	$(6,764)

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is presented under the requirements of Financial Accounting SFAS No. 128, “Earnings per Share.” For the three and nine month periods ended March 31, 2007, basic and diluted net loss per share are based on the weighted average number of shares of common stock outstanding and excludes potentially dilutive securities of 4,037,014, which consist of options, warrants and convertible preferred stock, as their effect was anti-dilutive.

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

Technology sale and collaboration services revenues represent fees received from Celtic Pharma Holdings, L.P. (“Celtic”) under an asset purchase agreement and a collaboration and services agreement entered into in connection with the sale of our worldwide rights and assets related to XERECEPT in November 2005. In accordance with EITF Issue 00-21, the asset sale, together with the related clinical development services we provide to Celtic is treated as one unit of accounting because we are unable to determine the fair value of the future services to be provided by us under the collaboration and services agreement. Accordingly, we are recording the total up-front revenue of $33 million from the sale of technology ratably over the six-year term of the collaboration and services agreement, which began November 29, 2005. Costs of collaboration services provided by us are billed to Celtic on a monthly basis generally based on actual internal and external expenses incurred to administer the clinical trials of XERECEPT and recognized as revenue combined with the amount of revenue from the sale of technology. Costs of development services paid and related expenses are recognized as incurred. Potential future milestone payments and royalty-sharing payments will be recognized as earned, provided that payment is reasonably assured.

STOCK-BASED COMPENSATION

We adopted the requirements of SFAS No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS123(R)”) effective July 1, 2005, utilizing the Modified-Prospective Transition method, by which the Company has recognized the cost of stock-based payments based on their grant-date fair value from the beginning of the fiscal period in which the provisions of SFAS 123(R) were first adopted. Measuring and assigning of compensation cost for stock-based grants made prior to, but not vested as of, the date of adopting SFAS 123(R) have been based upon the same estimate of grant-date fair value previously disclosed under SFAS 123 in a pro forma manner.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards . The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

The Company has two stock-based compensation plans. In September 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”), which was approved by the stockholders in December 2003 and was amended in December 2005. The 2003 Equity Plan replaced the 1993 Stock Plan. The 2003 Equity Plan, as amended, provides for the issuance of options and stock awards and reserves up to 2,500,000 shares of common stock for issuance under the plan. In general, options are granted with an exercise price equal to the market price of the underlying common stock on the date of the grant, and become exercisable over the vesting period of either one year or four years. Options granted prior to September 19, 2006 have a term of 10 years, and options granted on and after September 19, 2006 to employees and consultants have a term of 7 years, and grants to board members continue to have a term of 10 years pursuant to the automatic grant provisions of the 2003 Equity Plan. The Company distributes newly-issued shares in exchange for the net cash proceeds when stock options are exercised. The Company has not repurchased, and does not expect to repurchase, shares subsequent to their issuance upon stock option exercise.

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

The Company granted a total of 185,000 and 709,550 options, respectively, to purchase common stock during the quarter and nine months ended March 31, 2007, for which the aggregate grant-date fair value was $498,350 and $1,481,350, respectively. The amount of compensation expense recognized during the quarter and nine months ended March 31, 2007 under these plans was $221,000 and $568,000, respectively. The amount of stock-based compensation expense recognized during the quarter and nine months ended March 31, 2006 under these plans was $197,000 and $656,000 respectively. The Company recorded no income tax benefits for stock-based compensation arrangements for the quarters and nine months ended March 31, 2007 and 2006, as the Company has cumulative operating losses, for which a valuation allowance has been established. As of March 31, 2007, there was $1,921,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2003 Equity Plan, which is expected to be recognized over the next four years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table. Because option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatilities of the Company’s common stock. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin 107. The risk free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. During the quarter and nine months ended March 31, 2007, the Company used a forfeiture rate of 3.58% based on analysis of historical data as it reasonably approximates the currently anticipated rate of forfeiture for granted and outstanding options. The Company grants options under the 2003 Equity Plan to employees for whom the vesting period of the grants is three or four years and non-employee directors, for whom the vesting period of the grants is one year. The following assumptions were used for these four types of grants to determine stock-based compensation expense during the quarter and nine months ended March 31, 2007 and 2006.

March 31, 2007:	4 year vesting 7 year term	4 year vesting 10 year term	3 year vesting 7 year term	1 year vesting 10 year term
Weighted average volatility	0.82 – 1.08	1.08 - 1.27	0.80	0.89 - 1.27
Expected dividends	0	0	0	0
Expected term (in years)	4.75	6.25	4.50	5.50
Risk free interest rate	4.46% - 4.66%	4.35% - 4.83%	4.67%	4.35% - 4.67%

March 31, 2006:	4 year vesting 10 year term	1 year vesting 10 year term
Weighted average volatility	1.16 – 1.27	1.27
Expected dividends	0	0
Expected term (in years)	6.25	5.5
Risk free interest rate	4.35 – 4.83%	4.35%

A summary of option activity under the 1993 Equity Plan and amended 2003 Equity Plan as of March 31, 2007, and changes during the nine-month period then ended is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2006	2,585,189	$3.18	—	—
Granted	709,550	2.52	—	—
Exercised	(261,012)	1.81	—	—
Forfeited	(65,918)	3.86	—	—
Expired	(6,795)	3.46

Outstanding at March 31, 2007	2,961,014	$3.12	5.59	$922,997

Exercisable at March 31, 2007	1,949,302	$3.21	4.34	$909,797

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing price of our common stock on the last trading day of the quarter ended March 31, 2007 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of our common stock. There were 261,012 stock options exercised during the quarter and nine months ended March 31, 2007 at an average exercise price of $1.81.

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

CASH EQUIVALENTS AND INVESTMENTS

The Company’s investments include securities of the U.S. government and its agencies, municipalities, corporations and mortgage-backed and auction rate securities. All securities which are highly liquid and purchased with original maturities of 90 days or less are recorded as cash equivalents. At March 31, 2007 and June 30, 2006, the Company had auction rate debt securities with interest rates that re-set in less than three months, but with maturities longer than three months. The Company has classified its investment securities, including auction rate securities, as available-for-sale securities as it does not intend to hold securities with stated maturities greater than twelve months until maturity. The Company manages its investment securities to maintain an average duration of less than six months and, in response to liquidity requirements and changes in the market value of securities, will sell investment securities prior to their stated maturities. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses reported as a component of Accumulated Other Comprehensive Loss in Stockholders’ Deficit. Realized gains or losses, amortization of premiums, accretion of discounts and earned interest are included in investment income. The cost of securities when sold is based upon specific identification.

NOTE 2—SALE OF RIGHTS TO AND INTERESTS IN XERECEPT

In November 2005, we sold our worldwide rights and assets related to XERECEPT to two subsidiaries of Celtic and received an initial payment of $20 million in cash and a promissory note for $13 million. The payments of $5 million, $4 million and $4 million under the note were received in January 2006, June 2006 and January 2007, respectively. We are also eligible to receive up to an additional $15 million in payments upon the achievement of certain regulatory objectives. If XERECEPT is approved for commercial sale, we are also entitled to receive profit-sharing payments on sales in the United States and royalties on sales elsewhere in the world.

Under a collaboration and services agreement entered into in November 2005 with one of the Celtic subsidiaries, we continue to administer and procure third-party Phase III clinical development services in the United States related to XERECEPT, in exchange for Celtic’s reimbursement of expenses incurred by us, including a mark up on our payroll related expenses. During the three and nine months ended March 31, 2007, such reimbursable amounts were approximately $1.8 million and $4.6, respectively, and we have a receivable of $1.7 million from Celtic as of March 31, 2007. This agreement expires in November 2011, unless terminated earlier in accordance with its terms.

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

NOTE 4—INVESTMENTS

Available-for-sale securities were as follows (in thousands):

March 31, 2007

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Auction rate securities:
Maturing after 5 years	$3,130	$—	$—	$3,130
Corporate debt obligations:
Maturing within 1 year	15	—	—	15
Maturing after 1 through 5 years	20	—	—	20
Mortgage and asset-backed securities
Maturing after 5 years	218		(3)	215

Total investments	$3,383	$—	$(3)	$3,380

June 30, 2006

	Cost	Gross Unrealized Gains		Gross Unrealized (Losses)	Market Value
Auction rate securities:
Maturing after 5 years	$830		$—	$—	$830
Corporate debt obligations:
Maturing within 1 year	45		—	—	45
Maturing after 1 through 5 years	35		—	(1)	34
U.S. Government obligations:
Maturing within 1 year	1,982			(8)	1,974
Maturing after 1 through 5 years	1,978		—	(3)	1,975
Municipal Securities
Maturing after 5 years	400		—	—	400
Mortgage and asset-backed securities
Maturing after 5 years	260		—	(7)	253

Total investments	$5,530	$		$(19)	$5,511

NOTE 5—EQUITY TRANSACTIONS

During the quarters ended March 31, 2007 and 2006, the Company issued 261,012 and 74,125 shares upon the exercise of stock options for cash proceeds of $322,666 and $49,653, respectively. During the quarter ended December 31, 2006, the Company issued 13,614 shares pursuant to the 2003 ESP for proceeds of $23,838. During the quarter ended December 31, 2005, the Company issued 1,000 shares upon the exercise of common stock options for proceeds of $3,500 and issued 7,311 shares pursuant to the 2003 ESP for proceeds of $18,798. During the quarter ended December 31, 2005, the Company also issued 2,375,170 shares of common stock valued at $9,501,000 as a portion of the contingent consideration paid for Empire (see Note 3). During the quarter ended September 30, 2005, the Company issued 5,917 shares upon the exercise of common stock options for proceeds of $16,667.

NOTE 6—COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from our net loss, which are the unrealized holding gains and losses on available-for-sale investments, and includes:

	Quarter ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Net loss	$(4,414,276)	$(3,463,678)	$(9,942,339)	$(22,994,755)
Other comprehensive income (loss)	1,847	(9,272)	16,395	(13,922)

Comprehensive loss	$(4,412,429)	$(3,472,950)	$(9,925,944)	$(23,008,677)

NOTE 7—INCOME TAXES

No provision or benefit for income tax is reported for the quarter and nine months ended March 31, 2007, as the Company reported an operating loss. Taxable income is determined based upon revenues and expenses determined for tax return purposes, subject to the use of net operating losses carried forward from prior years for both federal and state purposes, together with state research and development credits, subject to statutory limitations. The provision for income taxes for the quarter and nine months ended March 31, 2006 was $130,000 due to the sale of our worldwide rights and assets related to XERECEPT to Celtic in November 2005.

NOTE 8—RECENTLY ISSUED ACCOUNTING STANDARDS

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for our fiscal year beginning July 1, 2008. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on the Company’s consolidated results of operations and financial position.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. SFAS No. 159 is effective for our fiscal year beginning after November 15, 2007. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on the Company’s consolidated results of operations and financial position.

NOTE 9—SUBSEQUENT EVENTS

In April 2007, the Company received a royalty payment in the amount of approximately $1,900,000 from Merz Pharmaceuticals GmbH (“Merz”) for sales of Memantine by Merz and its marketing partners during the quarter ended December 31, 2006. Royalty revenue received pursuant to the agreement with Merz is recorded when received, which occurs in the second quarter following the quarter in which the revenues are earned by Merz’s marketing partners.

In April 2007, we sold 3,043,478 shares of common stock and warrants to purchase an equivalent number of shares of common stock for gross offering proceeds of $7.0 million and net offering proceeds, after commissions and expenses, of approximately $6.5 million. The offering was made pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on March 23, 2007. The warrants issued in connection with the offering are exercisable for five years at a price of $2.40.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q are forward-looking statements that involve risks and uncertainties. The factors referred to in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2006, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Our strategy has been to in-license and develop later stage drug candidates that target major medical needs and that can be rapidly commercialized. Our experienced management team oversees the human clinical trials necessary to establish preliminary evidence of efficacy, and we have sought partnerships with pharmaceutical and biotechnology companies for late-stage development and marketing of our product candidates. We anticipate that, if we can obtain additional funding, we will continue to acquire and develop multiple late-stage CNS products and will develop the resources to market these products in selected world regions.

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

In November 2005, we sold our worldwide rights and assets related to XERECEPT, a compound for the treatment of peritumoral brain edema, or brain swelling associated with brain tumors, which we had been developing, to two subsidiaries of Celtic Pharma Holdings, L.P., or Celtic. In January 2007, we received the final $4 million of the $33 million initial consideration. We are entitled to receive up to an additional $15 million in payments upon the achievement of certain regulatory objectives, and, if XERECEPT is approved for commercial sale, we are also entitled to receive profit-sharing payments on sales in the United States and royalties on sales elsewhere in the world. Under a collaboration and services agreement entered into in November 2005 with one of the Celtic subsidiaries, we continue to administer and procure third-party Phase III clinical development services in the United States related to XERECEPT, in exchange for reimbursement of the expenses incurred by us.

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

Except for fiscal 2001, we have incurred significant losses each year since our inception. We expect to incur additional operating losses at least through fiscal 2008 as we continue our product development efforts. We expect development costs for Viprinex during fiscal 2007 to be significantly higher than in fiscal 2006 as the number of clinical sites and patients enrolled in the trials are expected to increase significantly. Since the sale of our worldwide rights and assets related to XERECEPT, we are being reimbursed by Celtic for the cost of development services incurred for this drug candidate. We expect that our cash, cash equivalents, and investments, our projected royalties from sales of Memantine, and our $10 million credit facility will provide sufficient cash to fund our ongoing operations at least through June 30, 2007. We may seek to raise additional funds when market conditions permit, including through the sale of common stock or other securities pursuant to the shelf registration statement previously filed with the SEC. In April 2007, we had received proceeds of approximately $6.5 million, net of expenses, from the sale pursuant to the shelf registration statement of approximately 3 million shares of common stock and warrants to purchase an equivalent number of shares. Following this offering, we may sell up to an additional $20 million of securities under the shelf, although we expect that the shelf will become inactive starting in the first quarter of fiscal 2008 due to the late filing of an SEC report in fiscal 2007. The amount of money that we can access from our credit facility may be limited based on certain liquidity covenants, and there can be no assurance that funding will be available or, if available, that it will be available on acceptable terms. If we are not able to raise adequate funds, and our revenues are lower than expected or our operating expenses are higher than expected, we may be required to delay, scale back or terminate our clinical trials or to obtain funds by entering into arrangements with collaborative partners or others.

CRITICAL ACCOUNTING POLICIES

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates based on historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our accounting policies related to revenue recognition, research and development expenses and stock-based compensation to be critical.

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

Technology sale and collaboration services revenues represent fees received from Celtic under an asset purchase agreement and a collaboration and services agreement related to the sale of our worldwide rights and assets related to XERECEPT in November 2005. In accordance with EITF Issue 00-21, the asset sale, together with the related clinical development services we provide, is treated as one unit of accounting because we are unable to determine the fair value of the future services to be provided by us under the collaboration and services agreement. Accordingly, we are recording the total up-front revenue of $33 million from the sale of technology ratably over the six-year term of the collaboration and services agreement, which began November 29, 2005. Costs of collaboration services provided by us are billed to Celtic generally based on actual internal and external expenses incurred to administer the clinical trials of XERECEPT on a monthly basis and recognized as revenue combined with the amount of revenue from the sale of technology. Costs of development services paid and related expenses are recognized as incurred. Potential future milestone payments and royalty-sharing payments will be recognized as earned, provided that payment is reasonably assured.

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

Stock-Based Compensation

Effective July 1, 2005, we adopted the requirements of SFAS 123(R) utilizing the Modified-Prospective Transition method, by which the Company has recognized the cost of stock-based payments based on their grant-date fair value from the beginning of the fiscal period in which the provisions of SFAS 123(R) were first adopted. Measuring and assigning of compensation cost for stock-based grants made prior to, but not vested as of, the date of adopting SFAS 123(R) have been based upon the same estimate of grant-date fair value previously disclosed under SFAS 123 in a pro forma manner. The total amount of stock-based compensation expense recognized during the quarter ended March 31, 2007 was $221,000. The total amount of stock-based compensation expense recognized during the quarter ended March 31, 2006 was $197,000. As of March 31, 2007, there was $1,921,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next four years.

Under SFAS 123(R) the fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Under that method, assumptions are made with respect to the expected lives of the options granted, the expected volatility of the Company’s stock, dividend yield percentage and the risk-free interest rate at the date of grant. In addition, under SFAS No. 123(R), we recognize and report stock-based compensation expense, net of forfeitures, that we expect will occur over the vesting period, which we estimate on the basis of historical forfeiture experience or other factors that could affect future forfeitures.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for our fiscal year beginning July 1, 2008. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on the Company’s consolidated results of operations and financial position.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. SFAS No. 159 is effective for fiscal year beginning after November 15, 2007. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on the Company’s consolidated results of operations and financial position.

RESULTS OF OPERATIONS

REVENUES

	Quarter Ended March 31,		Variance From Period in Prior Year	Nine Months Ended March 31,		Variance From Period in Prior Year
	2007	2006	2007/2006	2007	2006	2007/2006
Royalty Revenue	$1,708,000	$1,366,000	$342,000	$4,952,000	$3,687,000	$1,265,000
Xerecept Sale	1,375,000	1,375,000	0	4,125,000	1,833,000	2,292,000
Collaboration Services	1,795,000	1,864,000	(69,000)	4,602,000	2,497,000	2,105,000

Total	$4,878,000	$4,605,000	$273,000	$13,679,000	$8,017,000	$5,662,000

Revenues of $4,878,000 in the quarter ended March 31, 2007 increased by $273,000 over revenues of $4,605,000 in the same period of 2006. Our 2007 revenues consisted of our recognition of $1,375,000 from the sale of our rights and interests in XERECEPT to Celtic, $1,795,000 from the reimbursement of the direct expenses incurred for services provided to Celtic for administering the Phase III clinical trials for XERECEPT in the United States, and $1,708,000 from royalty fees from the commercial sales of Memantine by our marketing partners in the United States and certain European countries. Our revenues for the same period in 2006 consisted of our recognition of $1,375,000 from the sale of our rights and interests in XERECEPT to Celtic, $1,864,000 from the reimbursement of the direct expenses incurred for services provided to Celtic for administering the Phase III clinical trials for XERECEPT in the United States, and $1,366,000 from royalty fees from the commercial sales of Memantine by our marketing partners in the United States and certain European countries.

Revenues of $13,679,000 in the nine months ended March 31, 2007 increased by $5,662,000 over revenues of $8,017,000 in the same period of 2006. Our 2007 revenues consisted of our recognition of $4,125,000 from the sale of our rights and interests in XERECEPT, $4,602,000 for the reimbursement of the direct expenses we incurred to administer the Phase III clinical trials for XERECEPT in the United States, and royalty fees of $4,952,000 from the commercial sales of Memantine by our marketing partners in the United States and certain European countries. Our revenues for the same period in 2006 consisted of our recognition of $1,833,000 from the sale of our rights and interests in XERECEPT, $2,497,000 for the reimbursement of the direct expenses we incurred to administer the Phase III clinical trials for XERECEPT in the United States and royalty fees of $3,687,000 from the commercial sales of Memantine by our marketing partners in the United States and certain European countries, and.

We expect to record revenues from the sale of our worldwide rights and assets related to XERECEPT in the approximate amount of $1,375,000 quarterly, or $5,500,000 annually, through November 2011, the period through which we are required to provide services to Celtic under a related collaboration and services agreement. During the quarter ended March 31, 2007, we recorded reimbursement revenue of $1,795,000 for administering the clinical trials of XERECEPT in the United States. We anticipate that the expense reimbursement we receive will vary in future periods and that over the next several quarters, expenses are likely to be lower due to Celtic’s assuming direct payments for certain expenses incurred in the clinical trials. Royalty revenues result from sales of Memantine by Merz and its marketing partners, who do not make anticipated future sales volumes available to us. Because we do not have data for anticipated future sales volume, and because of the limited history of Memantine sales, we are currently unable to estimate future royalty revenues.

RESEARCH AND DEVELOPMENT EXPENSES

	Quarter Ended March 31,		Variance From Period in Prior Year	Nine Months Ended March 31,		Variance From Period in Prior Year
	2007	2006 (As restated)	2007/2006	2007	2006 (As restated)	2007/2006
Viprinex	$5,880,000	$4,855,000	$1,025,000	$14,459,000	$9,713,000	$4,746,000
XERECEPT	1,810,000	1,960,000	(150,000)	4,771,000	5,152,000	(381,000)

Total	$7,690,000	$6,815,000	$875,000	$19,230,000	$14,865,000	$4,365,000

Research and development expenses of $7,690,000 in the quarter ended March 31, 2007 increased by $875,000 compared to expenses of $6,815,000 in the same period of 2006. The increase in research and development expenses of $875,000 resulted from an additional $1,025,000 of expenses incurred for the Phase III clinical trials of Viprinex, and a decrease of $150,000 of expenses for the continuing Phase III clinical trials for XERECEPT. The increase of $1,025,000 for Viprinex consisted primarily of approximately $346,000 paid to clinical research organization and consultants assisting with the trials, as well as an increase of $314,000 in additional compensation expenses. The decrease of approximately $150,000 for XERECEPT consisted primarily of a decrease of approximately $281,000 for manufacturing of clinical drug materials offset by an increase of approximately $155,000 paid to the clinical research organization and consultants assisting with the clinical trials.

Research and development expenses of $19,230,000 in the nine months ended March 31, 2007 increased by $4,365,000 compared to expenses of $14,865,000 in the same period of 2006. The increase in research and development expenses of $4,365,000 resulted from an additional $4,746,000 of expenses incurred for the Phase III clinical trials of Viprinex, and a decrease of $381,000 of expenses for the continuing Phase III clinical trials for XERECEPT. The increase of $4,746,000 in expenses incurred for Viprinex consisted primarily of approximately $2,070,000 paid to the clinical research organization and consultants assisting with the trials, $1,636,000 for manufacturing of clinical drug materials and compensation and expense for stock options in the total amount of $380,000 reflecting a larger staff level to administer the trials. The decrease of $381,000 of expenses incurred for XERECEPT consisted primarily of a decrease of approximately $618,000 for manufacturing of clinical drug materials and $239,000 in legal fees, partially offset by an increase of $223,000 paid to the clinical research organization and consultants assisting with the clinical trials, and $306,000 for compensation and stock option expense for increased level of staff assisting with the clinical trials.

During the quarter ended March 31, 2007, we recorded reimbursement revenue of $1,795,000, for administering the continuing Phase III clinical trials of XERECEPT in the United States. We anticipate that the expense reimbursement we receive will vary in future periods and that over the next several quarters expenses are likely to decrease due to Celtic assuming direct payments for certain expenses incurred in the clinical trials. We anticipate that the research and development expenses for Viprinex will increase in future periods as we enroll more patients in the clinical trials in the United States and other countries.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

Quarter Ended March 31,		Decrease From Period in Prior Year	Nine Months Ended March 31,		Decrease From Period in Prior Year
2007	2006	2007/2006	2007	2006 (As restated)	2007/2006
$ —	$—	$—	$—	$11,501,000	$11,501,000

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

GENERAL AND ADMINISTRATIVE EXPENSES

Quarter Ended March 31,		Increase From Period in Prior Year	Nine Months Ended March 31,		Increase From Period in Prior Year
2007	2006	2007/2006	2007	2006	2007/2006
$ 1,686,000	$1,393,000	$293,000	$4,745,000	$4,744,000	$1,000

General and administrative expenses, which include operations of our corporate operations in California and administrative operations for our office in New Jersey, were $1,686,000 for the quarter ended March 31, 2007, an increase of $293,000 compared to expenses of $1,393,000 for the same period in 2006. The increase consisted primarily of approximately $176,000 of compensation expense for administrative staff and additional professional fees of $107,000.

General and administrative expenses of $4,745, 000 for the nine months ended March 31, 2007 increased by $1,000 compared to expenses of $4,744,000 for the same period in 2006.

We anticipate that general and administrative expenses will increase modestly in the foreseeable future.

INVESTMENT INCOME

Quarter Ended March 31,		(Decrease) From Period in Prior Year	Nine Months Ended March 31,		Increase From Period in Prior Year
2007	2006	2007/2006	2007	2006	2007/2006
$84,000	$140,000	$(56,000)	$353,000	$228,000	$125,000

Investment income of $84,000 in the quarter ended March 31, 2007 decreased from the same period in 2006, resulting primarily from a decrease in interest earned on investments due to lower cash balances. Investment income of $353,000 for the nine months ended March 31, 2007 increased over the same period in the prior year due to higher market interest rates earned during the current year.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2007	June 30, 2006
Cash, cash equivalents, and investments	$5,562,000	$15,248,000
Working capital	(942,000)	12,055,000

	Nine Months Ended March 31,
	2007	2006
Cash provided by (used in):
Operating activities	$(10,390,000)	$9,660,000
Investing activities	2,114,000	(899,000)
Financing activities	722,000	89,000

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

As of March 31, 2007, we had cash, cash equivalents and total investment securities available for sale of $5,562,000 which decreased by $9,686,000 from cash, cash equivalents and total investment securities of $15,248,000 as of June 30, 2006, resulting principally from the cash used in operations during the nine months.

Cash Flows from Operating Activities

Our operating activities used $10,390,000 of cash during the nine months ended March 31, 2007, resulting primarily from the net loss of $9,942,000 along with a decrease in deferred revenue of $4,125,000 resulting from the sale of XERECEPT. Cash flows from operating activities were also decreased by a increase of $166,000 in accounts receivable, a reduction of $1,305,000 in accounts payable and accrued liabilities as we used cash to reduce these liabilities, offset by a decrease of $388,000 in prepaid expenses and other assets, a decrease of $18,000 in interest receivable and a decrease of $4,000,000 in notes receivable.

Cash Flows from Investing Activities

Investing activities provided $2,114,000 of cash resulting primarily from the sale and maturity of investment securities of $47,218,000, which exceed securities purchases of $45,071,000 by $2,147,000.

Cash Flows from Financing Activities

Financing activities provided $722,000 of cash resulting from an increase in the bank overdraft of $375,000 and the issuance of common stock for proceeds of $347,000.

We believe that our available cash, cash equivalents and investment balances of $5,562,000 as of March 31, 2007, our $10 million credit facility, along with the reimbursement of our ongoing development costs for XERECEPT, and anticipated royalties from sales of Memantine, will provide adequate liquidity to fund our operations through at least June 30, 2007. We may seek to raise additional funds when market conditions permit, including through the sale of common stock or other securities pursuant to the shelf registration statement previously filed with the SEC. In April 2007, we had received proceeds of approximately $6.5 million net of expenses from the sale pursuant to the shelf registration statement of approximately 3 million shares of common stock and warrants to purchase an equivalent number of shares. Following this offering, we may sell up to an additional $21 million of securities under the shelf, although we expect that the shelf will become inactive starting in the first quarter of fiscal 2008 due to the late filing of an SEC report in fiscal 2007. However, the amount of money we can access from our credit facility may be limited based on certain liquidity covenants, and we may seek to raise additional liquidity to fund our operations in periods thereafter or to acquire development projects for our pipeline. Accordingly, we may seek to raise additional funds when market conditions permit, including through the sale of common stock pursuant to the shelf registration statement previously filed with the SEC. However, there can be no assurance that funding will be available or that, if available, it will be on acceptable terms.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of March 31, 2007, the fair value of our cash, cash equivalents and investments maturing in one year or less was $2,197,000 and represented 40% of our cash, cash equivalents and investment portfolio. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

We reported one material weakness as of June 30, 2006, as set forth in our Annual Report on Form 10-K filed with the SEC on November 6, 2006. Management has identified in its assessment of the Company’s internal controls over financial reporting that the Company lacked the necessary internal controls and technical expertise and experience to ensure proper accounting of highly complex accounting issues and transactions related to sales and purchases of assets in accordance with U.S. generally accepted accounting principals. Prior to and during the quarterly period ended March 31, 2007, we took the following steps to remediate this weakness:

•	we hired a director of finance and accounting with the appropriate credentials to strengthen the technical accounting knowledge within the finance department,

•	we retained an external accounting consultant with specific expertise in purchase accounting, and

•

we are in the process of revising our internal controls to ensure that future complex purchase accounting issues and transactions are reviewed by external consultants who have the appropriate technical expertise to advise management on the proper accounting for such issues and transactions.

During the nine-month period ended March 31, 2007, the Company had no such highly complex purchase accounting issues or transactions to address.

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

NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: May 9, 2007	/s/ Paul E. Freiman
Paul E. Freiman
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Craig Carlson
Craig Carlson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)