Form 10-K
period 2007-06-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2007-09-13
CIK 918112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

(510) 595-6000

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value Preferred Share Purchase Rights	The NASDAQ Capital Market

Securities registered under Section 12(g) of the Act:

None

(Title of Class)

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 7, 2007, the issuer had outstanding 32,834,294 shares of common stock.

The aggregate market value of the shares of common stock held by non-affiliates as of December 31, 2006, the registrant’s most recently completed second fiscal quarter, was approximately $52,196,527 based upon the last sale price of the issuer’s common stock reported on The NASDAQ Capital Market on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement expected to be filed with the Commission no later than October 29, 2007 for the registrant’s 2007 Annual Meeting of Stockholders to be held November 16, 2007 are incorporated by reference into Part III of this report.

PART I.

ITEM 1.  BUSINESS

This report contains forward-looking statements. These forward-looking statements are based on our current expectations about our business and industry. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in this report under Item 1A.—“Risk Factors.” Except as may be required by law, we do not intend to update any forward-looking statement to reflect events after the date of this report.

Overview

We are a specialty biopharmaceutical company with expertise in identifying and acquiring promising drug candidates and in designing and managing late-stage clinical trials for central nervous system conditions. We, or our partners, have advanced three of the four drug candidates that we have acquired since our inception into or through Phase 3 clinical trials. We are currently developing Viprinex, a novel reperfusion agent that is in pivotal Phase 3 trials for the treatment of acute ischemic stroke. In addition, we have rights to receive milestone payments, royalties and profit sharing payments from sales of XERECEPT, if approved, for the treatment of swelling around brain tumors. We also currently receive royalties from Merz + Co. GmbH & Co., or Merz, and its marketing partners from the sale of Namenda/Ebixa (memantine) for the treatment of Alzheimer’s disease. For the fiscal years ended June 30, 2006 and 2007, we received royalty payments of $5.1 million and $6.9 million, respectively, from Merz.

Viprinex is a reperfusion agent that has been well characterized and clinically evaluated in multiple trials for acute ischemic stroke. Also known as ancrod, Viprinex is an enzyme derived from the venom of the Malayan pit viper. Prior to our acquisition of Viprinex in 2004, Knoll AG, or Knoll, and independent investigators conducted five clinical trials, including two Phase 3 clinical trials. These five trials enrolled nearly 2,000 patients. The first of the Phase 3 trials reached its primary efficacy endpoint; however, the second Phase 3 trial was terminated after an interim analysis concluded that Viprinex was unlikely to reach its primary efficacy endpoint. A retrospective analysis of the safety and efficacy data from these previous trials led us to the conclusion that these clinical trials demonstrated that Viprinex has promising potential for the treatment of acute ischemic stroke, but that the dosing strategy used by Knoll was flawed.

Based on this analysis, we changed the dosing strategy and designed a shorter and simpler dosing regimen for the pivotal Phase 3 Ancrod Stroke Program, or ASP, clinical trials that we initiated in 2005. We believe this dosing regimen will show that Viprinex is safe and effective when initiated within six hours of stroke onset. We expect to announce results of an interim analysis for the ASP trials by the end of the third quarter of 2008. We expect to complete enrollment in both ASP trials by the end of the first quarter of 2009 and expect to announce final results for the ASP trials by the end of the third quarter of 2009. If these clinical trials are successful, we expect to submit a biologic license application, or BLA, to the FDA for approval of Viprinex by the end of the first quarter of 2010.

Over 1.4 million patients suffer from stroke each year in the United States and Europe. The only currently approved drug treatment for acute ischemic stroke is recombinant tissue plasminogen activator, or rt-PA, which is administered in fewer than 6% of U.S. acute ischemic stroke patients. rt-PA’s low usage is due in part to safety concerns and its limited treatment window of three hours after stroke onset. We believe that, if Viprinex proves safe and effective in treating acute ischemic stroke when initiated within six hours of stroke onset, it would be used to treat a substantially broader population of stroke patients than rt-PA.

In 2005, we sold XERECEPT, a drug candidate for the treatment of peritumoral brain edema, or swelling around brain tumors, to two subsidiaries of Celtic Pharma Holdings, L.P., or Celtic, for upfront payments and contingent milestone, royalty and profit-sharing payments that will be payable if XERECEPT is successfully developed and commercialized by Celtic. At the time we sold XERECEPT, we had designed and initiated two Phase 3 clinical trials. Since the sale, we have remained involved in the development of XERECEPT by providing clinical trial management services to Celtic.

In 1998, we entered into a strategic cooperation agreement with Merz and Children’s Medical Center Corp. in Boston, Massachusetts, or CMCC, under which we transferred our rights to memantine, which we had been developing in a Phase 2 trial for neuropathic pain, and were granted the right to receive royalty payments from Merz on sales of memantine for certain indications. Under this agreement, we currently receive royalty payments from Merz and its marketing partners for sales of memantine for the treatment of Alzheimer’s disease in the United States and certain European countries.

Viprinex Market Overview

Stroke Background

Stroke is an acute medical condition caused by blockage or rupture of the blood vessels leading to or within the brain. When a stroke occurs, blood flow and the supply of nutrients and oxygen to an area of the brain are interrupted, leading to death of brain tissue. There are two major types of stroke: ischemic and hemorrhagic. Ischemic stroke is caused by blockage of a blood vessel in the brain due to clot formation. The lack of blood flow, or ischemia, leads to cell death. Hemorrhagic stroke is caused by the sudden rupture of a blood vessel in the brain which causes bleeding into the surrounding tissue.

Clot formation in an ischemic stroke results from a chain of events that is triggered by the disruption of the smooth lining of a blood vessel by the formation of cholesterol plaque, which activates the blood coagulation system. Fibrinogen, a protein found in the blood, is a primary component in the clotting process. As part of the blood coagulation process, fibrinogen is converted into fibrin, a smaller protein. Fibrin strands form a web of fibers that create the backbone of the clot. Red blood cells, platelets and other blood components then become trapped in the web and form the solid clot. Drugs that are called fibrinolytic drugs, such as rt-PA, operate by breaking up the fibrin web of the blood clot, and thus destroy the clot and restore blood flow to the area that was compromised by the clot formation.

According to the American Heart Association, 87% of the 700,000 annual strokes in the United States are ischemic. Stroke is the third leading cause of death in the United States, behind heart disease and cancer, and the leading cause of disability.

Investigative Drug Treatments

Drug treatments that have been investigated for acute ischemic stroke fall into two broad categories: neuroprotectants and reperfusion agents.

Neuroprotectants. Neuroprotectants protect brain cells from damage triggered by a stroke. These compounds are designed to block the various biochemical pathways leading to neuronal death. To date, more than 100 neuroprotectants have been studied in clinical trials in the United States and Europe. None of these compounds has demonstrated efficacy in Phase 3 trials with one exception, which was subsequently negated by a larger Phase 3 trial. One reason cited for the failure of neuroprotectants is that, in general, they target only one among many pathways leading to cell death.

Reperfusion Agents. Reperfusion agents are designed to reverse the primary cause of stroke by removing the obstructing blood clot and restoring blood flow to the affected area of the brain. In contrast to neuroprotectants, fewer than 15 reperfusion agents have been studied in clinical trials in the United States and Europe, three of which, including Viprinex, have resulted in successful Phase 3 trials. Most reperfusion agents tested belong to a class called fibrinolytic agents. These agents are used as “clot-busters” to dissolve existing clots by generating plasmin, which dissolves the fibrin in the clot through a process called fibrinolysis. A significant concern with reperfusion therapy is the potential for intracranial bleeding, in particular, symptomatic intracranial hemorrhage, or SICH, which can lead to death.

The only drug approved today for the treatment of acute ischemic stroke is the reperfusion agent rt-PA, known as Activase in the United States. The use of rt-PA for stroke involves a variety of risks and potential side effects that are common for fibrinolytic drugs and limit its use:

•

Risk of Bleeding—Fibrinolytic drugs dissolve blood clots, including those formed naturally as a protective response to vessel injury, which can result in bleeding. The risk of intracranial hemorrhaging increases as the dosage increases. Patients who are already taking other medications to prevent formation of clots, such as anticoagulants or antiplatelets, may not be good candidates for the use of fibrinolytic drugs due to the increased difficulty of controlling bleeding. In the study that led to FDA approval of rt-PA, the incidence of SICH in rt-PA patients was 6.4%, compared to 0.6% in the placebo group. As a result, rt-PA is subject to strict limitations on when, how long and in what dosages it may be administered.

•

Time Window for Administration—Due to its decreasing efficacy the later it is administered, rt-PA is only approved for administration to acute ischemic stroke patients when started within three hours of stroke onset. This three-hour window is considered to be one of the primary limiting factors in treating acute ischemic stroke with rt-PA, and is one of the reasons fewer than 6% of U.S. acute ischemic stroke patients receive rt-PA.

Our Product Candidate—Viprinex

Mechanism of Action

The formation of a blood clot is a natural process by which blood coagulates into a mass of blood cells, platelets and strands of fibrin. Fibrin is the protein that provides the structural scaffold of a clot. Most reperfusion agents utilize a single mechanism of action, fibrinolysis, or the break-up of fibrin in clots. In contrast, Viprinex’s direct mechanism of action is to break up fibrinogen, the precursor to fibrin. This has several effects on blood clotting and blood flow that may be beneficial for the treatment of acute ischemic stroke:

•

Anticoagulation—By removing fibrinogen, a key requirement of clot formation, Viprinex impairs further growth of the clot. The reduction of fibrinogen levels also reduces the likelihood of further clot formation, including reocclusion, or reclotting, after use of fibrinolytic drugs, a frequent event in patients with stroke.

•

Decreased blood viscosity—By removing fibrinogen, an abundant protein in human plasma, Viprinex decreases the protein content of blood plasma and reduces blood viscosity. The reduction in blood viscosity generally improves blood flow. We believe this should enhance blood flow to the affected areas of the brain even before a clot has been broken up.

•

Clot break-up—The proteins formed by Viprinex’s break-up of fibrinogen appear to indirectly stimulate the conversion of plasminogen to plasmin, which dissolves clots by removing the fibrin within the clot.

By breaking up fibrinogen, Viprinex not only produces a fibrinolytic effect similar to rt-PA, but also improves blood viscosity and anticoagulation. We believe that this mechanism of action will prove more effective than rt-PA and, at the current lower dose used in our ASP trials, will also lower the risk of SICH relative to rt-PA.

Market Opportunity

According to the World Health Organization, 15 million people worldwide suffer a stroke each year, including 1.4 million in the United States and Europe. Stroke is the third leading cause of death in the United States, behind heart disease and cancer, and the leading cause of disability. 87% of the strokes that occur in the United States are ischemic. Approximately three million Americans are currently disabled from stroke. The American Stroke Association estimates that approximately $62.7 billion will be spent in the United States in 2007 for stroke-related medical costs and disability.

rt-PA is the only drug therapy approved in the United States and Europe for acute ischemic stroke. However, the potential to treat patients with rt-PA is limited, as the treatment must be initiated within three hours of stroke onset and the treatment poses a risk of symptomatic intracranial bleeding. As a result, fewer than 6% of acute ischemic stroke patients receive rt-PA. We believe that, if Viprinex proves safe and effective in treating acute ischemic stroke when initiated within six hours of stroke onset, it would be used to treat a substantially broader population of acute ischemic stroke patients than rt-PA.

Viprinex History

Beginning in the late 1980s and ending in 2000, Knoll and independent investigators conducted five clinical trials of Viprinex for the treatment of acute ischemic stroke, including two Phase 3 trials, one in the United States and one in Europe. The North American trial, STAT, met its primary efficacy endpoint. The European trial, ESTAT, was terminated after the interim analysis concluded that Viprinex was unlikely to reach the primary efficacy endpoint. Subsequent to the trials, Knoll undertook extensive retrospective analyses to understand the cause of failure in ESTAT and identify the factors that would result in a more favorable safety and efficacy profile in future Phase 3 clinical trials. However, when Abbott Laboratories, or Abbott, acquired Knoll in 2001, Abbott chose not to pursue any further clinical development activity of Viprinex.

In 2002, Empire Pharmaceuticals Inc., or Empire, a company whose founders included a former Knoll employee, acquired the exclusive worldwide rights to Viprinex from Abbott in a royalty-bearing license. Empire received the data from the clinical trials conducted by Knoll, including the retrospective analyses referenced above. Empire then expanded the retrospective analysis done by Knoll, looking at the clinical trial data from multiple perspectives to develop a hypothesis for a new dosing strategy.

In July 2004, we acquired Empire, including all of its rights to Viprinex and the associated clinical trial data. We then conducted our own review of Knoll’s clinical trial data and further expanded on the prior retrospective analysis. Based on the cumulative analysis of the prior trials, we finalized our new dosing strategy, developed the protocol for our new Phase 3 clinical trials, and received permission from the FDA to commence the ASP trials. To date, none of the retrospective analyses have been published in peer-reviewed journals.

Viprinex Clinical Trial Overview

In the clinical trials conducted by Knoll, Viprinex was administered intravenously over five to seven days to lower fibrinogen levels to a low target range and then to maintain the level of fibrinogen within that range for several days. We believe that Knoll’s dosing strategy to maintain low fibrinogen levels over several days was flawed. Based on the retrospective analysis of the data from these trials, we concluded that the prolonged reduction in the fibrinogen level increased risk to the patient but was not associated with an increased benefit. Retrospective analysis of the efficacy data also suggested that the initial rate of fibrinogen reduction was more important than reaching and maintaining a target level of fibrinogen.

Based on the retrospective analysis of the safety and efficacy data from the Knoll trials, we have designed the dosing strategy used in our current ASP trials. Specifically, we have reduced the total dose and significantly reduced the duration of the infusion from five to seven days to two to three hours. Additionally, we designed the dosing regimen to initially achieve a rapid rate of fibrinogen reduction and then to allow the level to rise gradually following the infusion.

ASP 1 and ASP 2 Phase 3 Clinical trials

The primary endpoint for our ASP trials is the modified Rankin Score (“mRS”) score at 90 days. The mRS, which is a measure of global disability, is a more robust scale than those previously used in earlier trials and has become the most frequently used scale to measure treatment outcomes for new stroke treatments.

Prior to initiating these trials, we held two End of Phase 2 meetings with the FDA. In March 2005 we discussed the clinical aspects of the program and, in April 2005, we discussed the chemistry, manufacturing and controls for the investigational product. In May 2005, we were granted fast track status. A drug designated as a fast track product by the FDA must be intended for the treatment of a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast track status enables the sponsor to have more frequent and timely communication and meetings with the FDA regarding the product development plans and may also result in eligibility for priority review, under which the FDA’s review period for final approval is six rather than ten months.

We enrolled our first patient in the ASP trials in November 2005. In March 2007, to enhance enrollment in the trials, we began efforts to double the number of investigative sites and added three additional countries to our global program. Sites and countries with previous success in recruiting into stroke trials were chosen for inclusion in the trials. We have also enhanced our management team with the addition, in February 2007, of a Vice President of Clinical Programs with extensive stroke trial experience and a Project Manager with similar stroke trial experience.

Trial Design and Statistical Considerations

ASP 1 and ASP 2 are identical, randomized, double-blind, placebo-controlled studies designed to assess efficacy and safety of Viprinex in the treatment of acute ischemic stroke when initiated within six hours of stroke onset. Each study will enroll 650 patients, who will receive either a placebo or Viprinex. We designed the inclusion criteria to include the general stroke population with as few restrictions as possible. Patients at least 18 years old (no upper age limit) and with mild, moderate or severe neurologic deficits can be enrolled in the studies provided they have a National Institute of Health Stroke Scale (“NIHSS”) score of five or greater and they are conscious at the time of presentation.

These studies are being monitored by a DSMB comprised of two neurologists and one statistician. The DSMB reviews unblinded data during the course of the trial and makes recommendations as to the conduct of the trial. The DSMB can recommend changes to the protocol or, if it identifies a safety issue that cannot be addressed through changes to the protocol, that the trial be stopped.

The DSMB will conduct an interim analysis when a combined 650 patients complete 90 day follow-up in the two studies, which we expect to occur in the third quarter of 2008. The intent of the analysis is to determine if Viprinex is potentially effective or if continued enrollment is unlikely to result in a positive outcome.

Dosing

Viprinex dosing is based on the patient’s fibrinogen level at the time of presentation. Fibrinogen levels are frequently elevated in patients with vascular disease and thus most stroke patients will have fibrinogen levels over 200 mg/dl. These patients will receive a three-hour intravenous infusion of Viprinex, receiving a total Viprinex dose of 0.5 IU/kg. For patients with fibrinogen levels less than 200 mg/dl the infusion lasts for two hours, and the patient receives a total dose of 0.33 IU/kg.

Primary and Secondary Endpoints

The primary endpoint of the ASP studies is the percentage of patients with a favorable outcome, referred to as responders, as determined by a mRS score 90 days after stroke onset. The primary analysis of the mRS is a responder analysis that takes into consideration the patient’s NIHSS score on admission and the patient’s mRS score prior to the stroke.

The scores are used to create groups of responders and non-responders, or a responder analysis. Since outcome of stroke is strongly correlated with initial stroke severity, as measured by the NIHSS, the responder analysis is designed to account for this variable. The percent of responders for Viprinex will be compared to placebo.

Criteria for Determining Responder Status
Screening NIHSS Score	Prestroke mRS Score	Day 90 mRS Score
		Responder	Non-Responder
5–7	0	0	1–6
5–7	1	0–1	2–6
8–15	0–1	0–1	2–6
≥16	0–1	0–2	3–6

The secondary endpoints of the trial include the NIHSS score and BI score at day 90.

Memantine

In April 1998, we entered into a strategic research and marketing cooperation agreement with Merz and CMCC to further the clinical development and commercialization of memantine. Pursuant to this agreement, we have the right to share in revenues from worldwide sales of Namenda/Ebixa (memantine) for Alzheimer’s disease and any future sales for indications covered by the CMCC patents, which include AIDs-related dementia and neuropathic pain. However, we do not receive royalties on Merz’s sales of memantine for dementia or for Alzheimer’s disease in certain countries where Merz had pre-existing marketing or other commercial arrangements, including Japan, Korea and China, Germany, Italy, Spain and several other smaller European markets, and much of Latin America, excluding Brazil. We have no significant ongoing obligations under the agreement and rely on Merz and its marketing partners for the commercialization of memantine for Alzheimer’s disease and for the clinical development of memantine for other indications.

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

Forest and Merz have informed us that they do not plan to pursue further development of memantine for neuropathic pain or other indications covered by the CMCC patents. As a result, we, Merz and CMCC are discussing options for the development of memantine for the indications covered by the CMCC patents and other possible changes to our agreement, including a reduction of the royalties we are paid. Merz and CMCC have the ability to terminate the agreement upon providing six months notice.

During the fiscal years ended June 30, 2007 and 2006, we received royalty payments of $6.9 million and $5.1 million, respectively, from Merz on sales of Namenda/Ebixa.

XERECEPT

Through November 2005, we had developed XERECEPT, a synthetic preparation of the natural human peptide, Corticotropin-Releasing Factor, as a potential treatment for peritumoral brain edema, or swelling around brain tumors. In April 1998, XERECEPT received orphan drug designation for this indication from the FDA. Orphan drug designation provides the first product approved for a given indication with seven years of market exclusivity and makes the recipient eligible to receive Orphan Drug Grants to fund clinical research. However, if a competing product receives FDA approval for peritumoral brain edema before XERECEPT is approved, then that product would receive seven years of market exclusivity for this indication.

In November 2005, we sold all of our worldwide rights and assets related to XERECEPT to two subsidiaries of Celtic Pharmaceuticals. Pursuant to that agreement, we received initial payments of $33 million. We are also entitled to receive up to an additional $15 million in payments upon the achievement of certain regulatory objectives, and, if XERECEPT is approved for commercial sale, we are entitled to receive profit-sharing payments on sales in the United States and royalties on sales elsewhere in the world. We also entered into a collaboration and services agreement with Celtic, pursuant to which we provide certain services in connection with the development of XERECEPT, with the Celtic entities reimbursing us for our direct costs. Since its acquisition of the rights to XERECEPT, Celtic has assumed control over the continued development of the compound, including the two Phase 3 clinical trials that we had initiated. Recently, we have been in discussions with Celtic about reducing the scope of our services under our agreement with Celtic, and we expect that we will significantly reduce or terminate our services to Celtic in fiscal 2008. This reduction in services would not affect the potential economic provisions in the agreement to the potential future milestone payments, profit sharing and royalty payments.

Competition

We face significant competition from various other biopharmaceutical companies, as well as government-sponsored entities such as the National Institute of Neurological Disorders and Stroke, or NINDS, with respect to the development of drug candidates for the treatment of central nervous system conditions, including acute ischemic stroke. Many of the companies involved in these research and development activities and the manufacture, commercializing and/or distribution of products that compete with Viprinex and any other product candidates that we may develop have substantially greater financial, research and development, manufacturing, sales and marketing and distribution resources and experience than NTI.

In stroke, our primary competitor is Genentech, Inc., which markets Activase, or rt-PA, the only currently approved drug treatment for acute ischemic stroke, in the United States and Europe, as well as other markets throughout the world, such as South Africa and Israel. In addition, Forest Laboratories, Inc. and its development partner PAION AG recently reported top line results of their Phase 3 study of Desmoteplase, a fibrinolytic compound similar to rt-PA, for the treatment of stroke. The results of the trial were negative, and it was determined in August 2007 that Forest will dissolve its development partnership with PAION AG for the development of Desmoteplase. We also face competition from Nuvelo, Inc., which commenced a Phase 2 trial of alfimeprase, a fibrinolytic compound for the treatment of acute ischemic stroke, in 104 patients in June 2007.

In addition, the NINDS is currently conducting a number of stroke trials, including a Phase 3 trial of Albumin in 1,800 patients for acute ischemic stroke. Albumin is considered a potential neuroprotectant that we believe will be used in combination with a reperfusion agent. The study is expected to complete enrollment in December 2009. The NINDS is also studying Tenecteplase, a reperfusion agent that has been approved for the treatment of acute myocardial infarction, or heart attack, in a Phase 2 clinical trial for acute ischemic stroke that will enroll 600 patients.

We also face competition from companies that are developing medical devices for the treatment of stroke. Concentric Medical, Inc., manufacturer of the Merci Retriever, recently received FDA approval of this mechanical device to be used to remove blood clots from blood vessels in the brain. This device is now under study in three different clinical trials by the NINDS to determine if this treatment approach improves stroke outcome.

Business Strategy

We are focused on developing drug candidates for the treatment of central nervous system conditions. Key elements of our strategy include:

•

Successfully completing the clinical development of Viprinex. We have designed our current clinical trials to establish that Viprinex has a better efficacy and safety profile than the only treatment currently available for acute ischemic stroke, rt-PA. These trials are designed to show that Viprinex can be safe and effective in treating patients with acute ischemic stroke when initiated within six hours of stroke onset, which would make Viprinex available to a significantly greater number of the 1.4 million people who suffer acute ischemic strokes in the United States and Europe annually than rt-PA, which must be administered within three hours of stroke onset.

•

Seeking a partner to commercialize Viprinex, but maintaining important co-promotion rights. We intend to partner with a major pharmaceutical company to commercialize Viprinex to address the large worldwide market for ischemic stroke and to seek to retain co-promotion rights in North America. By retaining these co-promotion rights, we expect to be able to secure a greater share of potential revenues from the commercialization of Viprinex.

•

Continuing to in-license and acquire new product candidates. We seek to in-license and acquire promising drug candidates that target major medical needs and that can be rapidly commercialized. We intend to continue to use the expertise of our experienced management team in advancing drug candidates through human clinical trials and the regulatory approval process. Our focus will continue to be on acquiring and developing later-stage CNS drugs, but we may acquire earlier-stage drug candidates in this area, if we believe our expertise could advance their development and they would complement our existing products.

Manufacturing and Supply

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of Viprinex. We rely on a small number of third-party manufacturers to produce our compounds and expect to continue to do so for our clinical requirements and for all of our commercial needs, if any. We do not have long-term agreements with any of these third parties for commercialization.

We require in our manufacturing and processing agreements that all third-party contract manufacturers and processors produce active pharmaceutical ingredients, or APIs, and finished products in accordance with cGMP regulations, and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to our drug candidates.

Nordmark Arzneimittel GmbH & Co. KG, or Nordmark, manufactures ancrod concentrate, the API in Viprinex, from the venom of the Malayan pit viper. After extracting the venom from the snakes, Nordmark dries the venom and uses a proprietary process that involves a series of chromatographic and filtration steps to produce a highly purified and concentrated solution of Viprinex. This purification process is designed to remove potential viruses and other toxic components of the snake venom. Nordmark currently has sufficient dried venom in inventory to manufacture the quantities of API needed to complete our Phase 3 clinical program and for initial market launch. Nordmark established a cGMP facility in Germany for the housing of our snakes and the purification and production of Viprinex.

Baxter Pharmaceutical Solutions, Inc., or Baxter, performs filling and finishing procedures to produce the final Viprinex product from the purified solution manufactured by Nordmark. The final product is prepared by diluting the concentrated Viprinex solution and aseptically filling the diluted bulk product into pre-sterilized glass vials.

Material Contracts

License of Rights to Viprinex from Abbott Laboratories

In July 2004, upon our acquisition of Empire, we acquired the rights to an exclusive royalty-bearing license from Abbott for Viprinex. Under this license, we have the exclusive worldwide rights to Viprinex for all human therapeutic indications.

Pursuant to our license agreement with Abbott Laboratories, we have an obligation to use commercially reasonable efforts to develop Viprinex for the treatment of acute ischemic stroke and, if Viprinex receives regulatory approval from the FDA, to market the product for that indication. We will be required to make milestone payments of up to an aggregate of $2.0 million, consisting of payments of (i) $500,000 upon receiving regulatory approval in the United States and (ii) $500,000 upon first approval in each of Europe, Latin America and Asia. Commitments to the licensor provides for the potential commitment for the four payments of $500,000 each to Abbott for anticipated regulatory approval of Viprinex in the United States and Europe in 2009 and 2010, respectively, and Latin America and Asia in 2011. We will also be required to make royalty payments to Abbott based on worldwide Viprinex sales. Our royalty obligations will terminate on a country by-country basis as the applicable patents for Viprinex expire in each applicable country, which will generally occur between 2009 and 2017 depending on the patent and the country. To date, we have made no payments to Abbott under this agreement. Prior to our acquisition of the rights to Viprinex in connection with our acquisition of Empire in July 2004, Empire had paid Abbott a total of $500,000 in license fees under this agreement.

The agreement will continue until terminated by either party. Abbott has the right to terminate the agreement only in the event of our breach, and we have the right to terminate the agreement for our convenience upon providing 90 days’ notice.

Other Agreements Related to Viprinex

In January 2006, we entered into an agreement with Nordmark, which was amended in March 2006, pursuant to which Nordmark established a snake farm and a purification unit for the supply of raw venom of the Malayan pit viper, the starting material for Viprinex. Under the agreement, both we and Nordmark are responsible for funding this effort, and we were obligated to make payments to Nordmark of €2.0 million (or approximately $2.5 million) towards the costs of the snake farm and purification unit, which are owned and operated by Nordmark. The final payment for the establishment of the snake farm was made in January 2007. We are also obligated to pay Nordmark for certain operating costs until the commercialization of Viprinex. If, among other things, we abandon the development and/or commercialization of Viprinex before the end of 2010, we will be required to reimburse Nordmark for certain operating costs and make an additional payment of up to €2.8 million (or approximately $3.8 million). We have also agreed to pay for certain fully burdened costs and certain other expenses to Nordmark. As of June 30, 2007, our remaining aggregate contractual commitment to Nordmark under the agreement, for the cost of the snake farm and purification unit and related operating costs, is €3.6 million (or approximately $4.9 million).

In March 2005, we entered into a supply agreement with Nordmark, pursuant to which Nordmark supplies us with the active pharmaceutical ingredient, or API, of Viprinex. Pursuant to this agreement, we paid Nordmark €400,000 (or approximately $511,000) to purchase equipment for the development and manufacture of Viprinex. For the supply of the API, we are required to make periodic payments over the term of the contract totaling €7.6 million (or approximately $10.3 million) as work is performed, of which €4.6 million (or approximately $6.2 million) has been paid as of June 30, 2007. The agreement will continue until 2019, unless terminated earlier in accordance with the terms of the agreement. Our outstanding contractual commitment to Nordmark for the March 2005 agreement as of June 30, 2007 was €3.0 million (or approximately $4.1 million).

In July 2005, we entered into an agreement with SCIREX Corporation, or SCIREX, pursuant to which SCIREX serves as the clinical research organization supporting our Phase 3 clinical program for Viprinex. This agreement was amended in April 2006 and the scope of services to be performed by SCIREX was significantly reduced. The agreement, as amended, provides for aggregate payments to SCIREX of approximately $5.2 million over the term of the agreement, which will end upon the completion of the project in 2009 based on our current estimates. Our outstanding contractual commitment to SCIREX as of June 30, 2007 was approximately $1.4 million.

In April 2007, we entered into an agreement with ICON Clinical Research, or ICON, pursuant to which ICON serves as the clinical research organization supporting our Phase 3 clinical program for Viprinex in certain European countries. The agreement provides for aggregate payments to ICON of $8.9 million including pass-through costs over the term of the agreement, and is to end upon the completion of the project, which was expected to occur in 2009. Our outstanding contractual commitment to ICON as of June 30, 2007 was approximately $8.4 million.

Sale of Rights to XERECEPT to Celtic Pharma Holdings, L.P.

In November 2005, we sold all of our worldwide rights and assets related to XERECEPT to two subsidiaries of Celtic. Pursuant to that agreement, we received total initial payments of $33 million. We are also entitled to receive up to an additional $15 million in payments upon the achievement of certain regulatory objectives, and, if XERECEPT is approved for commercial sale, we are entitled to receive profit-sharing payments on sales in the United States and royalties on sales elsewhere in the world. We also entered into a collaboration and services agreement with Celtic, pursuant to which we continue to administer and procure third-party Phase 3 clinical development services in the United States related to XERECEPT, in exchange for reimbursement of such expenses incurred by us. This agreement expires in November 2011 unless earlier terminated by the parties in accordance with its terms. We are currently in discussions with Celtic about reducing the services to be provided under this agreement. This reduction in services does not affect the potential economic provisions in the agreement to the potential future milestone payments, profit sharing and royalty payments.

Royalty Rights to Memantine under Cooperation Agreement with Merz and CMCC

Pursuant to our 1998 strategic research and marketing cooperation agreement with Merz and CMCC, we gave up the rights previously exclusively licensed to us by CMCC to patents covering memantine for the treatment of indications including neuropathic pain and AIDS-related dementia, and CMCC licensed those rights to Merz. In exchange, we and CMCC are entitled to share in revenues from sales of memantine in the United States and certain other countries for Alzheimer’s disease and any future sales from indications covered by the CMCC patents. As of the date of this report, we have received approximately $28.1 million from Merz under this agreement.

We have no significant ongoing obligations under the agreement and rely on Merz and its marketing partners for the commercialization of memantine for Alzheimer’s disease and for the clinical development of memantine for other indications. If we conduct any further research and development on memantine or derivatives of memantine during the term of the agreement, Merz would have the right to license any inventions resulting from such research and development, and we and Merz would be required to negotiate in good faith the payment to us of a share of the revenues received by Merz from the commercialization and marketing of any such products. We currently have no plans to develop memantine that would trigger these obligations.

The agreement will expire on a country-by-country basis on the later of ten years after the first commercial sale of a covered product or the last to expire patent covering products in that country. Merz or CMCC can terminate the agreement upon six months’ notice. Forest and Merz have informed us that they do not plan to pursue further development of memantine for neuropathic pain or the other CMCC indications. We, Merz and CMCC are discussing options for the development of memantine for the indications covered by the CMCC patents and other possible changes to our agreement, including a reduction of the royalties we are paid.

Patents

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

Government Regulation

Governmental authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of drug and biological products. In order to clinically test, produce, and market products for therapeutic use, a company must comply with mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries. Drug and biological products must be approved by the FDA before they may be legally marketed in the United States.

In the United States, the FDA regulates drugs and some biologics under the Federal Food, Drug, and Cosmetic Act, or FDCA, and other biologics under the Public Health Service Act, and implementing regulations. Failure to comply with the applicable regulatory requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or seizures, total or partial suspension of production or distribution, injunctions, fines, restitution, disgorgement, civil penalties or criminal prosecution. Any agency or judicial enforcement action would have a material adverse effect on us.

A company generally must conduct preclinical laboratory tests, animal studies and formulation studies of new pharmaceutical products according to Good Laboratory Practices prior to the commencement of clinical studies involving humans. These studies evaluate the potential efficacy and safety of the product. The company then submits the results of these studies, together with manufacturing information and analytical data, to the FDA as part of an investigational new drug application, or IND, which must become effective before clinical testing in humans can begin.

Typically, human clinical evaluation involves a time-consuming and costly three-phase process that may overlap:

•	In Phase 1, a company conducts clinical trials with a small number of subjects to determine a drug’s early safety profile, dosage tolerance and its pharmacokinetic pattern.

•

In Phase 2, a company conducts clinical trials with a limited number of patients afflicted with a specific disease in order to determine preliminary effectiveness, optimal dosages and further evidence of safety.

•

In Phase 3, a company conducts large-scale, well-controlled, multi-center trials with patients afflicted with a target disease in order to provide enough data to demonstrate the effectiveness and safety required by the FDA prior to commercialization.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with Good Clinical Practices, or GCP. An Institutional Review Board, or IRB, at each institution participating in the clinical trial must review and approve the plan for a clinical trial before it commences at that institution. Each new clinical protocol must be submitted to the FDA as part of the IND. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. The FDA closely monitors the progress of each phase of clinical testing. The FDA, IRB or the sponsor may, at its discretion, re-evaluate, suspend, or terminate testing based upon the data accumulated to that point and the assessment of the risk/benefit ratio to patients.

The results of the preclinical and clinical testing, along with the descriptions of the manufacturing process, analytical data on the drug, proposed labeling and other relevant information are submitted to the FDA in the form of a new drug application, or NDA, in the case of a new drug, or a biologic license application, or BLA, in the case of new biologic, for approval prior to commercialization.

The submission of an NDA or BLA is subject to the payment of user fees, but a waiver of such fees may be obtained under certain limited circumstances. The FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA or BLA for filing in which case the application must be resubmitted with the additional information. Once the application is accepted for filing, the FDA reviews it to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacture is cGMP-compliant.

The approval process is lengthy and difficult and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the application does not satisfy the criteria for approval. Failure to receive approval for any of our potential products would have a material adverse effect on us. Among the requirements for product approval is the requirement that each domestic manufacturer of the product conform to the FDA’s cGMP regulations, which must be followed at all times. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured and tested. Compliance with the cGMP regulations requires that manufacturers continue to expend time, money and effort in the area of production and quality control to ensure full compliance. Even if a product receives regulatory approval, the approval may be significantly limited to specific diseases or dosages or the indications for use may otherwise be limited which could restrict the commercial application of the product. Also, a postmarket testing and surveillance program may be required to continuously monitor a product’s usage and effects in patients.

Once the sale of a product is approved, FDA regulations continue to govern the manufacturing process and marketing activities, including requirements relating to, among other things, record-keeping, reporting of adverse experiences with the product, providing updated safety and efficacy information, drug sampling and distribution, labeling, and advertising and promotion. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and their subcontractors are required to register their manufacturing facilities with the FDA and some state agencies, and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP and other laws. Future inspections may identify compliance issues that may disrupt production or distribution, or require substantial resources to correct. Product approvals may be suspended or withdrawn if compliance with regulatory requirements or standards is not maintained or if previously unknown problems with a product are discovered.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sale and distribution of our products. Whether or not we obtain FDA approval for a product, foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign regulatory requirements and approval procedures vary from country to country. The time required for approval may delay or prevent marketing in certain countries. In certain instances, we or our collaborative partners may seek approval to market and sell certain products outside of the United States before submitting an application to the FDA for U.S. approval. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from those required for FDA approval.

Reimbursement

Sales of biopharmaceutical products in the United States depend in significant part on the availability of reimbursement from third-party payors, including government health authorities, managed care providers, private health insurers and other organizations. We anticipate that third-party payors will provide reimbursement for any products for which we obtain regulatory approval. It will be time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

Different pricing and reimbursement schemes exist in other countries. In some foreign countries, including most countries in Europe, proposed pricing must be approved before a drug or biological product may be lawfully marketed. In these countries, pricing negotiations with governmental authorities can take considerable time and delay the marketing of a product.

Employees

As of June 30, 2007, we employed 36 people, of whom 34 were full-time employees. Additionally, we use consultants to complement our staffing as needed. Our employees are not subject to any collective bargaining agreements, and we regard our relations with employees to be good.

Available Information and Website Address

Our website address is www.ntii.com . We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing with the SEC. They also may be obtained directly from the SEC’s website, www.sec.gov. The contents of our website are not incorporated by reference into this report.

ITEM 1A.  RISK FACTORS

This Annual Report on Form 10-K includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties. Factors that could cause or contribute to such differences include those discussed below. In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these known or unknown risks or uncertainties actually occurs, our business could be harmed substantially.

Risks Related to Our Financial Condition

We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.

We have experienced operating losses in every year since inception, except fiscal 2001. These operating losses resulted primarily from funding the development and clinical testing of our product candidates. As of June 30, 2007, our accumulated deficit was approximately $109 million. We expect to continue to incur operating losses for at least the next several years as we continue our clinical trials for Viprinex and pursue potential acquisitions of new product candidates. To achieve profitability, we will need to successfully develop, obtain regulatory approval for, manufacture, market and sell our products, or generate significant additional revenues from other sources, such as licensing collaborations.

Although we expect that our royalty revenues from sales of memantine will increase in future periods, these increases may not occur and, even if they do increase in line with our expectations, we do not expect that these revenues will be sufficient to allow us to operate profitably at any time in the foreseeable future. Merz or CMCC may also seek to terminate our collaboration agreement, which would end our royalty revenues from memantine sales. As a result, we may never generate sufficient revenues to become profitable or sustain profitability.

We will need to raise additional capital to reach profitability. If we succeed in raising additional capital through a financing transaction, it may adversely affect our stock price. If we are unable to raise additional capital, we may be forced to curtail operations.

Because we do not expect to operate profitably for several years, if at all, we will need to obtain substantial additional funds to sustain our operations and may need more capital than anticipated if we acquire and develop other product candidates.

Our future capital requirements will depend on a number of factors, including:

•	the amount of money raised in the offering contemplated by our registration statement on Form S-1 filed with the SEC on August 13, 2007;

•	the time and cost involved in obtaining regulatory approval for Viprinex;

•	the amount of royalties received from Merz for future sales of memantine;

•	the payments received pursuant to our agreements with Celtic;

•	the progress of our clinical development program;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the acquisition or licensing of new drug candidates;

•	competing technological and market developments;

•	our ability to establish partnerships to commercialize Viprinex and any future product candidates; and

•	future commercialization activities and arrangements.

If we raise capital by issuing additional shares of common stock at a price per share less than the then-current market price per share, the value of the shares of our common stock then outstanding may be reduced. Even if we were to sell shares of common stock at prices equal to or higher than the current market price, the issuance of additional shares may depress the market price of our common stock and dilute voting rights. If we obtain funds through the issuance of debt securities or borrowing, the terms of that indebtedness may restrict our operations. If we instead raise capital through a licensing or partnering agreement for Viprinex, then we would be surrendering certain economic rights to the product, which could diminish our long-term potential return.

We may not be able to raise capital on terms that we find acceptable, or at all. If we are unable to raise additional capital to fund future operations, we may be forced to reduce the scope of our operations or defer or abandon our clinical development program for Viprinex. Any of these actions could have an adverse effect on our stock price and could significantly impair our prospects. See note 1 of the notes to our audited consolidated financial statements in which we discuss our need to obtain additional capital to continue as a going concern for the next 12 months.

Risks Related to Our Business

Viprinex has failed in one of two Phase 3 clinical trials conducted by Knoll for the treatment of acute ischemic stroke, and it may not prove to be safe and effective in our current Phase 3 trials. Because Viprinex is our only product candidate, any negative or inconclusive results in the ongoing trials would significantly harm our prospects and depress our stock price.

Viprinex previously failed in a large multi-center Phase 3 clinical trial in Europe conducted by Knoll, where an interim analysis concluded that Viprinex was unlikely to reach its primary efficacy endpoint and Viprinex-treated patients suffered from higher symptomatic intracranial hemorrhaging and mortality rates than patients receiving the placebo treatment. Although we are seeking to address these problems by changing the dosing strategy for Viprinex in our ongoing trials, we may not be able to demonstrate that Viprinex is a safe and effective treatment for acute ischemic stroke to the satisfaction of the FDA or other regulatory agencies. There is only one approved treatment for acute ischemic stroke, and many other drug candidates for this indication have failed in late-stage clinical trials. If we are unable to demonstrate that Viprinex is a safe and effective treatment for acute ischemic stroke to the satisfaction of the FDA or other regulatory agencies, we will not receive regulatory approval and our business would be materially harmed.

The earlier failure of Viprinex illustrates the risks of clinical development of new drugs, including the possibility that drug candidates may be found to be unsafe, ineffective or toxic, or fail to receive necessary regulatory clearances. If any of these risks of failure should materialize, we may be forced to make additional significant expenditures for further clinical trials or cease further development of the drug candidate. Additionally, because Viprinex is our only product candidate, the failure of Viprinex in the ongoing trials would greatly diminish our prospects and would cause our stock price to decline significantly.

If our clinical trials for Viprinex are delayed because of patient enrollment or other problems, we would incur additional cost and experience delays in the potential receipt of revenues.

We have experienced slow patient enrollment to date in our clinical trials for Viprinex. These delays have already caused us to revise our estimated completion dates for these trials, and any additional delays would further impede the timely development of Viprinex and would further increase our development costs and risks. Because we are currently conducting much of the clinical development work ourselves for the Viprinex clinical trials, and have only limited resources in these areas, we may be unable to successfully enroll sites and encourage patient enrollment. Delays in planned patient enrollment in our current or future clinical trials may result in increased costs, program delays or both, and the loss of potential revenues. Further, if we experience significant delays, our long-term prospects will be negatively affected as the remaining patent life for Viprinex will be shorter by the time commercial sales can commence. In any such case, our prospects would be harmed and our stock price could decline.

The approval of Viprinex or any future product candidate by the FDA or other regulatory authorities is uncertain and will involve the commitment of substantial time and resources.

We have not obtained regulatory approval for any product. We may not receive regulatory approval from the FDA or any other regulatory body required for the commercial sale of Viprinex, or any future products in the United States or any other jurisdiction. The FDA or comparable foreign regulatory authorities might decide that our data is insufficient for approval and require additional clinical trials or other studies. In addition, even if we do obtain approval to market Viprinex, the process of obtaining FDA approval may take longer and require the expenditure of more resources than we anticipate. The regulatory approval of a new drug typically takes many years and varies substantially based on the type, complexity and novelty of the drug for which approval is sought, and the outcome is uncertain. Promising results from early clinical trials may not be replicated in later clinical trials. Interim results of a clinical trial do not necessarily predict final results. A number of pharmaceutical and biotechnology companies have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. If we fail to obtain regulatory approval for Viprinex, or any future product candidates, we will be unable to market and sell any products and therefore will not be able to generate any revenues from product sales or become profitable.

As part of the regulatory approval process, we must conduct, at our own expense, preclinical research and clinical trials for each product candidate sufficient to demonstrate its safety and efficacy to the satisfaction of the FDA and other regulatory agencies in the United States and other countries where the product candidate will be marketed if approved. The number of preclinical studies and clinical trials that will be required varies depending on the product, the disease or condition for which the product is in development and the regulations applicable to any particular product. The regulatory process typically also includes a review of the manufacturing process to ensure compliance with applicable regulations and standards, including the FDA’s current Good Manufacturing Practice, or cGMP, regulations. The FDA can delay, limit or decline to grant approval for many reasons, including:

•	a product candidate may not be safe or effective;

•	we may not achieve statistical significance for the primary endpoint;

•

the FDA may not approve our manufacturing processes or facilities, or the processes or facilities of any future contract manufacturers, including the facility of Nordmark, for the manufacture of the active ingredient in Viprinex; and

•	the FDA may change its approval policies or adopt new regulations that affect us in an unfavorable manner.

Regulatory authorities may not approve Viprinex or any of our product candidates even if the product candidates meet safety and efficacy endpoints in clinical trials, or the approvals may be too limited for us to earn sufficient revenues.

The FDA and other foreign regulatory agencies can delay approval of or refuse to approve our product candidates for a variety of reasons, including failure to meet safety and efficacy endpoints in our clinical trials. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, have substantial discretion in the approval process and may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Even if a product candidate is approved, it may be approved for fewer or more limited indications than requested or the approval may be subject to the performance of significant postmarket studies and postmarket surveillance. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, it is possible that the FDA could impose labeling restrictions on Viprinex requiring it to be administered only to patients whose blood pressure is within an acceptable range. Any such limitation, condition or denial of approval would have an adverse affect on our business, reputation and results of operations.

Even if we are granted FDA approval for any of our product candidates, we may not be able to maintain that approval, which would reduce our revenues.

Even if we are granted regulatory approval for a product candidate, the FDA and similar foreign regulatory agencies can limit or withdraw product approvals for a variety of reasons, including failure to comply with regulatory requirements, changes in regulatory requirements, problems with manufacturing facilities or processes or the occurrence of unforeseen problems, such as the discovery of previously unknown side effects. If we are able to obtain any product approvals, they may be limited or withdrawn or we may be unable to remain in compliance with regulatory requirements. Both before and after approval, we, our manufacturers and our products are subject to a number of additional requirements. For example, certain changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims are subject to additional FDA review and approval. Advertising and other promotional materials must comply with FDA requirements, and we must comply with established requirements applicable to drug samples. We and our manufacturers will be subject to continuing review and periodic inspections by the FDA and other authorities, where applicable, and must comply with ongoing requirements, including cGMP regulations. Once the FDA approves a product, a manufacturer must provide certain updated safety and efficacy information, submit copies of promotional materials to the FDA and make certain other required reports. Any failure by us or our third-party manufacturers to comply with FDA and other applicable U.S. or foreign regulations may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve new drug or biologic license applications. Product approvals may be withdrawn if regulatory requirements are not complied with or if problems concerning safety or efficacy of the product occur following approval. Any enforcement action or limitation or withdrawal of approval of any of our products could delay or prevent sales of our products, which would adversely affect our revenues. Further, continuing regulatory requirements involve expensive ongoing monitoring and testing requirements.

We do not have our own manufacturing facilities and are dependent on contract manufacturers and suppliers for the development and production of Viprinex.

We must procure from third parties our supplies of Viprinex for our clinical trials. We are party to agreements with Nordmark to house and maintain our colony of Malayan pit vipers, to purify the snake venom that is used to produce the active pharmaceutical ingredient of Viprinex and to supply us with this active pharmaceutical ingredient in finished form for our clinical trials. We also have an agreement with Baxter Pharmaceutical Solutions, LLC, or Baxter, pursuant to which Baxter is responsible for certain aspects of the development, supply and packaging of Viprinex. Any difficulties in obtaining raw Malayan pit viper venom in necessary quantities and potencies or failure of our manufacturers and suppliers could delay our clinical trials and impede the development and commercialization of Viprinex. We may not be able to maintain or extend these arrangements on satisfactory terms, if at all, and we may not be able to find suitable replacements for Nordmark and/or Baxter if these arrangements are terminated.

Further, although we perform audits on Nordmark and Baxter to assess their compliance with the FDA’s cGMP regulations, there can be no assurance that our contractors will meet cGMP standards or be able to synthesize and deliver Viprinex in a timely fashion. Although alternative cGMP suppliers of the bulk drugs and of finished dosage form products are available to us, Viprinex is difficult and costly to produce, and we believe that there is only a limited number of manufacturers that are capable of producing the compound. The loss of our current supply arrangement could significantly delay our clinical trials for Viprinex and could impact the commercialization of the drug if it is approved by the FDA. As a result of our reliance on manufacturers, we face the following outsourcing risks:

•	the delay of our clinical testing if our contractors are unable to supply sufficient quantities of Viprinex in accordance with cGMP on acceptable terms;

•	the delay of market introduction and subsequent sales if we should encounter difficulties establishing relationships with manufacturers to produce, package and distribute Viprinex; and

•	adverse effects on FDA pre-market approval of Viprinex if contract manufacturers do not adhere to cGMP regulations.

Because of these risks, our dependence on third parties for the development, manufacture and supply of Viprinex and any future products may adversely affect our ability to develop and deliver products on a timely and competitive basis and harm our results of operations.

We have relied, and will continue to rely, on third parties to conduct our clinical trials for Viprinex, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates.

We have periodically entered into various contractual arrangements with clinical research organizations, or CROs, consultants and others, and we are dependent upon the level of commitment and subsequent success of these outside parties in performing their responsibilities. Certain of these agreements may place significant responsibility on the collaborator or contractor for pre-clinical testing and human clinical trials and for preparing and submitting submissions for regulatory approval for potential products. We have previously experienced delays and other problems with CRO performance, and we recently replaced the CRO overseeing our clinical trials in Europe and certain other locations. The difficulties that we experienced with our prior CRO have caused delays in our ongoing clinical trials and, if our new CRO or any of our clinical research associates or any other collaborator, licensor or contractor fails to perform, the clinical development of Viprinex could be further delayed and our business, financial condition and results could be adversely affected.

We have also relied on scientific, clinical, commercial and other data supplied and disclosed by others in entering into these agreements. We have relied on these data in support of applications for human clinical trials for Viprinex. Although we have no reason to believe that this information contains errors or omissions of fact, it is possible that there are errors or omissions of fact that would change materially our view of the future likelihood of FDA approval or commercial viability of Viprinex.

Even if Viprinex is approved for commercialization, it may not be successfully commercialized or generate meaningful product revenues for us.

If Viprinex is approved for commercialization, we would be required either to market the drug directly, which would require the recruitment and training of a direct sales force, or to enter into a collaborative arrangement with a larger biotechnology or pharmaceutical company with an existing sales force to sell, market and distribute our products. Our current strategy is to retain some portion of the commercial rights to Viprinex in the United States, which would require us to build an internal sales force. However, we may not succeed in directly marketing Viprinex because the building of a direct sales force is costly, and we have no experience in sales, marketing and distribution. If we elect to license Viprinex to a larger company with an existing sales force, we would be required to share the revenues from commercialization and would lose a significant degree of control over the commercialization and further development of the drug. In addition, any licenses or collaborative arrangements that we may enter into may not be effective in generating meaningful product royalties or other revenues to us.

If Viprinex does not attain adequate market acceptance by health care professionals and patients, our business prospects and results of operations will suffer.

Even if Viprinex receives regulatory approval for commercial sale, our revenues from sales of the product may not be significant and will depend on many factors that are outside of our control. Factors that may affect revenue from Viprinex, if and when approved, include:

•	perception of physicians and other members of the health care community of its safety and efficacy relative to that of competing products;

•	cost-effectiveness;

•	patient and physician satisfaction with the product;

•	ability to successfully manufacture commercially and on a timely basis;

•	cost and availability of raw materials;

•	reimbursement policies of government and third-party payors;

•	unfavorable publicity concerning Viprinex or similar drugs;

•	the introduction, availability and acceptance of competing products, including those of any future partners;

•	adverse event information relating to the product;

•	product labeling or product inserts required by the FDA or regulatory authorities in other countries;

•	regulatory developments related to the manufacture or continued use of the product; and

•	extent and effectiveness of sales and marketing and distribution support for the product.

Our product revenues will be adversely affected if, due to these or other factors, Viprinex does not gain significant market acceptance.

If government and third party payors fail to provide coverage and adequate payment rates for Viprinex, if approved, our revenues and prospects for profitability will suffer.

In the United States and other countries, our sales of Viprinex will depend in part on the availability of reimbursement from third-party payors. These third-party payors include government health programs such as Medicare, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. We might need to conduct pharmacoeconomic studies in order to demonstrate the cost-effectiveness of Viprinex. These studies might require us to commit significant time and resources. Reimbursement may not be available or sufficient to allow us to sell Viprinex on a competitive and profitable basis.

Congress enacted a limited prescription drug benefit for Medicare recipients in the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, that became effective in 2006. It is not clear what effect the MMA will have on the prices paid for currently approved drugs and the pricing options for new drugs approved in the future. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Medicare prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors. We expect that there will continue to be federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business and profitability.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for Viprinex.

We have only limited rights under our license and cooperation agreement with Merz and CMCC, and either of our partners can terminate the agreement upon six months’ notice, which would result in the loss of our memantine royalty revenues.

We are party to a license and cooperation agreement with Merz and CMCC, pursuant to which we have rights to share in revenues from worldwide sales of memantine for the treatment of Alzheimer’s disease and other indications covered by certain of CMCC’s patents, including AIDS-related dementia and neuropathic pain. However, we are not entitled to royalties on Merz’s sales of memantine for dementia or Alzheimer’s disease in certain jurisdictions where Merz had pre-existing marketing or other commercial arrangements, including Japan, Korea, China, Germany, Italy, Spain and several other smaller European markets, and much of Latin America, excluding Brazil. Under our agreement with Merz and CMCC, we are entitled to receive marketing payments and royalties from sales of memantine for the treatment of Alzheimer’s disease by Merz and its marketing partners, Forest Laboratories, Inc., or Forest, and H. Lundbeck A/S, or Lundbeck. Our receipt of these payments depends, among other things, on the continuation of our cooperation agreement with Merz and CMCC and the successful development and commercialization of memantine by Merz and its marketing partners for indications and in jurisdictions for which we are entitled to receive royalty payments. We have no direct control over the development or commercialization of memantine and have only limited, if any, input on the direction of development and commercialization efforts. Forest and Merz have informed us that they do not plan to pursue further development of memantine for neuropathic pain or other indications covered by the CMCC patents. As a result, we, Merz and CMCC have previously discussed options for the development of memantine for the indications covered by the CMCC patents and other possible changes to our agreement, including reducing the royalties we are paid.

With respect to the patents licensed from CMCC to Merz pursuant to the license and cooperation agreement, either CMCC or Merz (including its marketing partners) could take actions, or fail to take actions, with respect to these patents that could harm our interests. Once any FDA-granted exclusivity periods for marketed drugs end, pharmaceutical companies must rely on patents to exclude competitors from introducing generic versions of the same drug. Because patent protection for a marketed drug becomes increasingly important at that time, companies with approved drugs will typically reassess their patent strategy as FDA exclusivity periods terminate. In the case of Namenda/Ebixa, clinical data exclusivity expires in October 2007 and generic drug manufacturers may begin to challenge patents covering the drug after that date. Merz and Forest have decided not to pursue a patent term extension of the CMCC patent covering certain uses of memantine, and Merz has recently informed CMCC that Merz and Forest have decided to delist this CMCC patent from the FDA’s Orange Book. Merz or CMCC can terminate our cooperation agreement upon six months’ notice. At present, we do not know whether Merz or CMCC intend to terminate the agreement. The termination of our agreement with Merz or any failure by Merz or its partners to successfully commercialize memantine or defend memantine against generic competition could reduce or eliminate our future royalties under the agreement and would have a material adverse effect on our business, financial condition and results of operations.

We have limited control over the development and commercialization of XERECEPT, the rights to which we have sold to Celtic, and as a result, we may not realize a significant portion of the potential value of this product candidate.

In November 2005, we completed the sale of all our rights and assets related to XERECEPT to two newly-formed subsidiaries of Celtic. Under our agreement with the Celtic subsidiaries, we are eligible to receive up to $15 million upon the achievement of certain regulatory objectives, and if XERECEPT is approved for commercial sale, we are eligible to receive profit-sharing payments on sales of XERECEPT in the United States and royalties on sales elsewhere in the world. However, because Celtic has assumed control of the clinical development of XERECEPT throughout the world, our ability to receive these payments largely depends on Celtic. Celtic controls the execution of clinical trials and will direct the final regulatory approval process and commercialization, if the product is approved. If Celtic is unable to successfully develop and market XERECEPT, we may not receive the potential development milestone payments, and the value of our potential future royalty and profit-sharing rights could be greatly diminished.

We face intense competition from other companies.

Our competitors are generally larger biotechnology or pharmaceutical companies, and the National Institute of Neurological Disorders and Stroke, or NINDS, all of which have significantly greater financial resources and experience. In addition, larger companies that compete with us generally have greater manufacturing, marketing, sales, distribution and managerial personnel resources than we do. Many of them also have much more experience than we do in clinical trials of new product candidates and in obtaining FDA and foreign regulatory approvals. Accordingly, we may not be able to develop products that will be as efficacious or as cost-effective as currently-marketed products or those products being developed by our competitors. In addition, others may develop, manufacture and market products that could compete with those that we are developing.

For the treatment of acute ischemic stroke, the only currently approved drug treatment is marketed by Genentech, Inc., a much larger company. Additionally, other large pharmaceutical companies have pursued the development of treatments for ischemic stroke, including AstraZeneca and Forest. These companies have significantly more experience in developing new products and substantially greater financial resources. We may also face competition from medical devices that are currently used in the United States for the treatment of acute ischemic stroke.

If we do not continue to attract and retain key employees, our product development efforts and our operations will be impaired.

We depend on a small number of key management and scientific and technical personnel. There is a shortage of skilled personnel in our industry, we face intense competition in our recruiting efforts, and we may not be able to attract or train qualified personnel. In addition, we have recently made various changes in our management. For example, in June 2006, Stephen J. Petti, our former Vice President, Product Development, and Jonathan R. Wolter, our former Vice President, Finance and Chief Financial Officer, resigned as officers and employees for personal reasons. In July 2006, Craig W. Carlson joined our company as Vice President, Finance and Chief Financial Officer, and, in February 2007, Warren W. Wasiewski, M.D. joined as our Vice President, Clinical Programs. Dr. Lisa U. Carr, M.D., Ph.D., who was our Senior Vice President and Chief Medical Officer, retired in June 2007. Changes in our management team can be disruptive to our business and, if our management team cannot work together effectively, our ability to manage our business will suffer. Further, the loss of any of our key employees, including our President, Chief Executive Officer and Director, Paul E. Freiman; Mr. Carlson; Dr. Wasiewski; David E. Levy, M.D., our Vice President, Clinical Development; and Karl G. Trass, our Vice President, Regulatory Affairs & Quality Assurance, could impair our product development efforts and harm our business. Our employment agreements with these individuals provide for “at-will” employment, which means that they may terminate their employment with us at any time.

Clinical trials or marketing of any of our potential products may expose us to liability claims from the use of such products, which our insurance may not cover.

We currently have a limited amount of product liability insurance for our clinical trials, with coverage limits of $5 million per incident and $5 million in the aggregate. It is possible that our current insurance may not be adequate to cover liabilities arising from our clinical trials. Our current product liability insurance does not cover the commercial sales of products, and we cannot be sure that we will be able to obtain product liability insurance covering commercial sales if and when they commence or, if such insurance is obtained, that sufficient coverage can be acquired at a reasonable cost. Any inability to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims could prevent or inhibit commercialization of any products we develop.

Acquisitions of new product candidates could result in operating difficulties and harm our results of operations.

We may use a portion of our capital resources, including funds raised from the offering contemplated by our registration statement on Form S-1 filed with the SEC on August 13, 2007, to acquire new product candidates. The process of investigating, acquiring and integrating any business or technology into our business and operations is risky and we may not be able to accurately predict or derive the benefits of any such acquisition. The process of acquiring and integrating any business or technology may create operating difficulties and unexpected expenditures, such as:

•	diversion of our management from the development and commercialization of Viprinex;

•	difficulty in assimilating and efficiently using the acquired assets or personnel; and

•	inability to retain key personnel.

In addition to the factors set forth above, we may encounter other unforeseen problems with acquisitions that we may not be able to overcome. Any future acquisitions may require us to issue shares of our stock or other securities that dilute the ownership interests of our existing stockholders, expend cash, incur debt, assume liabilities, including contingent or unknown liabilities, or incur additional expenses related to write-offs or amortization of intangible assets, any of which could materially adversely affect our operating results and could draw resources away from the development of Viprinex.

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

We have previously concluded that we have material weaknesses in our internal controls over accounting for certain complex transactions and other items, and we have restated financial statements from prior periods as a result of material weaknesses in our internal controls over accounting for highly complex issues and transactions.

We record certain transactions in our financial statements using complex accounting rules. Although we believe that we currently have the necessary expertise and resources to ensure that we properly account for these transactions in accordance with U.S. generally accepted accounting principles, we have had deficiencies in our internal controls over accounting for complex transactions and other items. In fiscal 2006, we concluded that we had a material weakness in our internal controls following the restatement of our financial statements for fiscal 2005 and a portion of fiscal 2006. The restatement related to errors in our accounting for acquisition costs assigned to certain intangible assets and in-process research and development acquired in connection with our acquisition of Empire Pharmaceuticals in 2004.

Additionally, in fiscal 2007, we concluded that we had a material weakness in our internal controls over our financial reporting for stock options and accounts payable and accrued liabilities. Although we have taken steps designed to remediate the weaknesses identified in 2006, and we have initiated actions relating to the weakness identified in the last fiscal year, any corrective actions taken may not be sufficient to correct the problems, or other accounting deficiencies could arise in the future. If our internal controls over financial reporting are deficient, we may not properly account for complex transactions and other items, which could lead to a restatement of our financial statements. A restatement could have a negative impact on our stock price and negatively affect the credibility of our financial reporting in future periods.

The offering contemplated by our registration statement on Form S-1 filed with the SEC on August 13, 2007 may result in a significant reduction in our available net operating loss carryforwards and tax research credits.

At June 30, 2007, we had federal net operating loss carryforwards of $32.1 million and state net operating loss carryforwards of $23.4 million. At that time we also had federal tax research credits of $943,000 and state research and development tax credits of $545,000. Our ability to use these net operating loss carryforwards and tax credits to offset future taxable income will be limited under Section 382 of the Internal Revenue Code if we experience an “ownership change.” The currently planned offering may constitute such an ownership change, depending on the number of shares that we sell. If the offering is deemed to be an ownership change, we would not be able to utilize a significant portion of these net operating losses and tax credits to offset future income. Our inability to fully utilize our net operating loss carryforwards and tax credits could have a negative impact on our tax assets, financial position and results of operations.

Risks Related to Our Common Stock

Our common stock may be delisted from The NASDAQ Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on The NASDAQ Capital Market. The listing standards of The NASDAQ Capital Market provide that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days or if the company fails to maintain (i) stockholders’ equity of at least $2.5 million, (ii) total market value of listed securities of at least $35 million or (iii) net income from continuing operations of at least $500,000 in the latest fiscal year or in two of the last three fiscal years. Recently our stock has traded below $1.00, and, on August 29, 2007, NASDAQ notified us that we were not in compliance with any of the stockholders’ equity, total market value of listed securities or net income requirements. We expect to regain compliance with the minimum bid price and total market value of listed securities requirements when we effect our planned reverse stock split and complete the offering contemplated by our registration statement on Form S-1 filed with the SEC on August 13, 2007. However, if we fail to comply with the listing standards applicable to issuers listed on The NASDAQ Capital Market, our common stock may be delisted from The NASDAQ Capital Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Capital Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

The market price of our common stock has been, and is likely to continue to be, highly volatile.

The average daily trading volume of our common stock has historically been low, even when compared to that of other biopharmaceutical companies. Because of our relatively low trading volume, our stock price can be highly volatile. Any large sales could have a negative effect on our stock price and its volatility. In addition, the issuance of a large number of shares in the offering contemplated by our registration statement on Form S-1 filed with the SEC on August 13, 2007 could increase the volatility of our stock and further depress our stock price. Additional factors that may affect the volatility of our stock price include:

•	announcements of the results of pre-clinical studies and clinical trials by us, Celtic or our competitors;

•	other evidence of the safety or efficacy of our products, or those of Celtic, Merz or its marketing partners, or our competitors;

•	the termination of our strategic research and marketing cooperation agreement with Merz and CMCC or our collaboration and services agreement with Celtic;

•	announcements of technological innovations or new therapeutic products by us or our competitors;

•	developments in patent or other proprietary rights of us or our competitors, including litigation;

•	fluctuations in our operating results;

•	government regulation and health care legislation;

•	market conditions for life science companies’ stocks in general; and

•	adverse effects of our planned reverse stock split, including reduced trading volume in our stock and the potential negative market reaction to our reverse stock split.

Our certificate of incorporation, our bylaws, Delaware law and our stockholder rights plan contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of Delaware law, our certificate of incorporation, our bylaws and our stockholder rights plan may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our Board of Directors. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders; and

•	providing for dilutive issuance of preferred stock, commonly referred to as a “poison pill,” which can be triggered after a person or a group acquires 15% or more of our common stock.

In addition, Section 203 of Delaware General Corporation Law may discourage, delay or prevent a change in control of our company by prohibiting stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us, unless certain approvals are obtained.

FORWARD-LOOKING STATEMENTS

This report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this report may include statements about:

•	our ability to complete, and the timing of, clinical trials for Viprinex;

•	the completion, announcement and success of any other clinical trials that we commence and the progress of those trials;

•	our receipt of regulatory approvals;

•	our ability to maintain and establish intellectual property rights in our product candidates;

•	whether any product candidate we commercialize is safer or more effective than other marketed products, treatments or therapies;

•	our development activities, including development of Viprinex, and projected expenditures;

•	our ability to have manufactured sufficient supplies of active pharmaceutical ingredient and drug product for clinical testing and commercialization;

•	our ability to obtain licenses to any necessary third-party intellectual property;

•	our ability to retain and hire necessary employees and appropriately staff our development programs;

•	our cash needs; and

•	our financial performance.

There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this report under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our executive offices are located in a 9,650 square foot facility in Emeryville, California. The lease for that facility runs through November 2010. We also lease approximately 5,900 square feet of office space in Edgewater, New Jersey, where our operations relating to the development of Viprinex are based. The lease for that facility runs through October 2009. We believe that our existing facilities are adequate to meet our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

While we are not currently a party to any material pending legal proceedings, from time to time we are named as a party to lawsuits in the normal course of our business. Litigation, in general, and intellectual property litigation, in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Capital Market under the symbol “NTII.”

As of June 30, 2007, there were approximately 209 holders of record of our common stock and 32,834,294 shares of common stock outstanding. No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future.

The following table sets forth the high and low reported intraday sale prices of our common stock during the past two fiscal years.

Fiscal Year 2007	High	Low
First Quarter	$3.20	$2.21
Second Quarter	$3.22	$1.99
Third Quarter	$2.85	$2.06
Fourth Quarter	$2.24	$1.42

Fiscal Year 2006	High	Low
First Quarter	$4.05	$2.95
Second Quarter	$4.19	$3.31
Third Quarter	$4.20	$3.51
Fourth Quarter	$3.85	$2.25

Stock Performance Graph

The graph below compares the yearly percentage change in the cumulative total stockholder returns on our common stock over a five-year period with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Biotech Index over the same period. The graph assumes that $100 was invested on June 30, 2002 in our common stock and each index, and that all dividends were reinvested. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

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

	Fiscal Year Ended June 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$17,673	$12,339	$3,100	$2,786	$1,980

Expenses:
Research and development	26,737	22,808	10,749	2,098	2,317
Acquired in-process research and development	—	11,501	12,650	—	—
General and administrative	6,537	5,968	4,927	3,101	2,493

Total expenses	33,274	40,277	28,326	5,199	4,810

Operating loss	(15,601)	(27,938)	(25,226)	(2,413)	(2,830)
Investment income	494	399	249	128	144
Other non-cash income	980	—	—	477	—

Loss before income taxes	(14,127)	(27,539)	(24,977)	(1,808)	(2,686)
Provision for income taxes	—	(300)	—	—	—

Net loss	$(14,127)	$(27,839)	$(24,977)	$(1,808)	$(2,686)

Basic and diluted net loss per share	$(0.47)	$(0.98)	$(0.94)	$(0.09)	$(0.15)

Shares used in basic and diluted net loss per share calculation	30,364	28,490	26,530	20,679	18,016

	Fiscal Year Ended June 30,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$8,904	$15,248	$8,506	$20,734	$4,402
Working capital	(3,974)	12,055	5,290	20,446	4,238
Total assets	10,921	22,499	9,815	21,384	4,813
Total current liabilities	14,222	9,609	3,816	661	566
Accumulated deficit	(109,269)	(95,141)	(67,302)	(42,325)	(40,517)
Stockholders’ equity (deficit)	(22,093)	(11,402)	5,999	20,723	4,248

Selected quarterly financial information is summarized below:

	Quarterly Periods in the Fiscal Year Ended June 30, 2007
	September 30	December 31	March 31	June 30	Total
	(in thousands, except per share data) (unaudited)
Quarterly Results of Operations:
Total revenues	$4,781	$4,020	$4,878	$3,994	$17,673
Research and development expenses	(5,858)	(5,681)	(7,690)	(7,508)	(26,737)
General and administrative expenses	(1,494)	(1,565)	(1,686)	(1,792)	(6,537)
Other non-cash income	—	—	—	980	980
Investment income	154	116	84	140	494

Net loss	$(2,417)	$(3,110)	$(4,414)	$(4,186)	$(14,127)

Basic and diluted net loss per share	$(0.08)	$(0.11)	$(0.15)	$(0.13)	$(0.47)

Shares used in basic and diluted net loss per share calculation	29,558	29,559	29,664	32,686	30,364

	Quarterly Periods in the Fiscal Year Ended June 30, 2006
	September 30	December 31	March 31	June 30	Total
	(in thousands, except per share data) (unaudited)
Quarterly Results of Operations:
Total revenues	$1,052	$2,359	$4,605	$4,323	$12,339
Research and development expenses	(3,402)	(4,647)	(6,815)	(7,944)	(22,808)
Acquired in-process research and development	—	(11,501)	—	—	(11,501)
General and administrative expenses	(1,800)	(1,550)	(1,393)	(1,225)	(5,968)
Investment income	17	71	140	171	399
Provision for income taxes	—	(130)	—	(170)	(300)

Net loss	$(4,133)	$(15,398)	$(3,463)	$(4,845)	$(27,839)

Basic and diluted net loss per share	$(0.15)	$(0.55)	$(0.12)	$(0.16)	$(0.98)

Shares used in basic and diluted net loss per share calculation	27,078	28,094	29,491	29,546	28,490

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a specialty biopharmaceutical company with expertise in identifying and acquiring promising drug candidates and in designing and managing late-stage clinical trials for central nervous system conditions. Below is an overview of the material developments and trends that affected our results of operations and financial condition for the periods presented.

Viprinex development activity. Following our acquisition of Empire in July 2004, we established facilities and operations in New Jersey, where the Empire development team had been located, and we commenced planning for two Phase 3 clinical trials designed to enable us to seek regulatory approval for Viprinex. Commencing in early 2005, we contracted to procure a clinical supply of Viprinex and, in addition to our clinical management team and clinical research assistants, or CRAs, engaged clinical research organizations, or CROs, to oversee our trials. We enrolled our first patient in the first trial near the end of 2005 and have expanded the clinical trials since that time with the inclusion of additional sites and countries to enhance trial enrollment.

These activities have resulted in a significant increase in our research and development expenses since fiscal 2005, during which time we have spent approximately $44 million on the development of Viprinex. We expect to complete enrollment in both ASP trials by the end of the first quarter of 2009. If these trials are successful, we expect to be able to file for regulatory approval by the end of the first quarter of 2010. We expect that our development expenses will continue to increase as the number of patients in our Phase 3 trials increases. This means that we will continue to operate at a loss for the foreseeable future and will need significant additional capital to fund our operations to a point when we can operate profitably.

XERECEPT sale. In November 2005, we sold our rights in XERECEPT to two subsidiaries of Celtic for approximately $33 million in upfront payments. We may receive up to an additional $15 million in contingent payments if Celtic achieves certain development milestones for XERECEPT and we will be entitled to profit-sharing and royalty payments if XERECEPT receives regulatory approval and is sold commercially. The principal purpose of the XERECEPT sale was to focus our operations and limited capital resources on developing our core asset, Viprinex. Through the sale of XERECEPT, we have been able to finance a portion of our operations while retaining a financial interest in the drug and have maintained much of our existing personnel and infrastructure as we provide clinical trial support services to Celtic on a fee-for-services basis. We expect that Celtic will transition much of this support work to third party vendors in fiscal 2008. Any reduction in the scope of our services to Celtic will result in a decrease in our expected expenses and revenues under our arrangement with Celtic.

Memantine revenue. Since the commercial launch of Ebixa by Merz and Namenda by Forest, our royalties from memantine sales have grown considerably. In April and July 2007, we received quarterly royalty payments of $1.9 million and $2.0 million, respectively. This compares to royalty payments of $1.4 million and $1.6 million for the same periods in the prior year. Although we are not provided with sales estimates from Merz, Forest or any other Merz marketing partner, we expect that memantine sales will remain at or increase from these recent levels. However, we are continuing discussions with Merz and CMCC regarding our license and collaboration agreement and it is possible that this agreement could be amended or even terminated. As a result, we cannot be certain that our royalty payments will continue in future periods.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates based on historical experience and various other factors that we believe are reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our accounting policies related to revenue recognition, research and development expenses, stock-based compensation and valuation of equity financing warrants to be critical.

Revenue recognition

Revenues are recorded according to the terms of formal agreements to which we are a party, when our performance requirements have been fulfilled, the fee is fixed and determinable and when collection of the fee is probable or reasonably assured. Revenues related to license fees with non-cancelable, non-refundable terms and no future performance obligations are recognized when collection is assured. Revenues associated with milestone payments, pursuant to the non-cancelable and non-refundable terms of agreements to which we are a party, are recognized when we have fulfilled development milestones and when collection of the fee is assured. Revenues resulting from royalty fees earned from the sale of the product are based upon the sales reported by our licensees and determined in accordance with the specific terms of the license agreements. We record royalty revenues when payments are received because we are unable to estimate and accrue royalty revenues due to the limited sales history of memantine. We have made no material adjustments to date for revenues recorded from royalty fees. Revenues received as a reimbursement of direct expenses incurred for performing services to administer clinical trials are recorded in the period during which the expenses are incurred.

We recognize revenue in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 104. Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective reliable evidence of fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria are identified and applied to each of the units.

Technology sale and collaboration services revenues represent fees received from Celtic under an asset purchase agreement and a collaboration and services agreement related to the sale of our worldwide rights and assets in XERECEPT in November 2005. In accordance with EITF Issue No. 00-21, the asset sale, together with the related clinical development services we provide, is treated as one unit of accounting because we are unable to determine the fair value of the future services to be provided by us under the collaboration and services agreement. Accordingly, we are recording the total upfront revenue of $33 million from the sale of technology ratably over the six-year term of the collaboration and services agreement, which began November 29, 2005. Costs of collaboration services provided by us are billed on a monthly basis to Celtic generally based on actual internal and external expenses incurred to administer the clinical trials of XERECEPT and recognized as revenues combined with the amount of revenues from the sale of technology. Costs of development services paid and related expenses are recognized as incurred. Potential future milestone payments and royalty-sharing payments will be recognized as earned, provided that payment is reasonably assured.

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

The assessment of the percentage of work completed that determines the amount of research and development expense that should be recognized in a given period requires significant judgment and could have a material impact on our balance sheet and results of operations. Management applies judgment and bases its estimates on historical experience with the development of similar drugs and with third-party contracts structured with similar performance and payment terms. While our historical estimates have been materially accurate, we recognize that estimates of expenses incurred during current and future periods are determined greatly by patient enrollment levels and related activities, which may vary from historic patterns. We monitor service providers’ activities to the extent possible in order to assess current enrollment levels and related activities; however, if we under- or overestimate activity levels associated with various studies at a given point in time, we could materially under- or overestimate research and development expenses in future periods.

Stock-based compensation

Effective July 1, 2005, we adopted the requirements of Statement of Financial Accounting Standards, or SFAS, No. 123(R), utilizing the modified-prospective transition method, by which we have recognized the cost of stock-based payments based on their grant-date fair value from the beginning of the fiscal period in which the provisions of SFAS No. 123(R) were first adopted. Measuring and assigning of compensation cost for stock-based grants made prior to, but not vested as of, the date of adopting SFAS No. 123(R) have been based upon the same estimate of grant-date fair value previously disclosed under SFAS No. 123(R) in a pro forma manner. The total amount of stock-based compensation expense recognized during the year ended June 30, 2007 and 2006 was $958,000 and $848,000 respectively. As of June 30, 2007, we had $1,607,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next 3.9 years.

Under SFAS No. 123(R), the fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Under that method, assumptions are made with respect to the expected lives of the options granted, the expected volatility of our stock, its dividend yield percentage and the risk-free interest rate at the date of grant. In addition, under SFAS No. 123(R), we recognize and report stock-based compensation expense, net of pre-vesting forfeitures, which we estimate on the basis of historical forfeiture experience or other factors that could affect future forfeitures. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

Prior to the implementation of SFAS No. 123(R), we accounted for stock-based awards under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting For Stock-Based Compensation.” Under the intrinsic method, no stock-based compensation expense had been recognized in the consolidated statements of operations for stock options granted to employees and directors because the exercise price of the stock options equaled the fair market value of the underlying stock on the date of grant. Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the consolidated financial statements were estimated using the Black Scholes option-pricing model.

Valuation of Equity Financing Warrants

We issued warrants in connection with equity financings pursuant to effective shelf registration statements. We account for these warrants at fair value in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Stock.” We use the Black Scholes option-pricing model to determine the fair value of these warrants. Use of this model requires us to make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates. If factors change and we employ different assumptions in future periods, the fair value of these warrants reflected as of each balance sheet date and the resulting change in fair value that we record may differ significantly from what we have recorded in previous periods.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” or FIN No. 48, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires a company to recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective for our fiscal year beginning July 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN No. 48 on our consolidated financial statements, but we believe that FIN No. 48 will not have a material impact on our consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “ Fair Value Measurements “ (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for our fiscal year beginning July 1, 2008. We are currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on our consolidated results of operations and financial position.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. SFAS No. 159 is effective for our fiscal year beginning July 1, 2008. We are currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on our consolidated results of operations and financial position.

In June 2007, the FASB ratified EITF 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” which requires nonrefundable advance payments for future research and development activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. The effects of applying EITF 07-03 will be reported as a change in accounting principle through a cumulative-effect adjustment to retained earnings in the statement of financial position as of the beginning of the year of adoption. EITF 07-03 will be effective for our fiscal year beginning July 1, 2008. We are currently evaluating what effect, if any, the adoption of EITF 07-03 will have on our consolidated results of operations and financial position.

RESULTS OF OPERATIONS

REVENUES

	Fiscal Year Ended June 30,			Increase From Prior Year
	2007	2006	2005	2007/2006	2006/2005
Royalty Revenue	$6,853,000	$5,063,000	$3,100,000	$1,790,000	$1,963,000
XERECEPT Sale	5,500,000	3,209,000	—	2,291,000	3,209,000
Collaboration Services	5,320,000	4,067,000	—	1,253,000	4,067,000

	$17,673,000	$12,339,000	$3,100,000	$5,334,000	$9,239,000

Revenues of $17,673,000 in fiscal 2007 increased by $5,334,000 over revenues of $12,339,000 in fiscal 2006. Our fiscal 2007 revenues consisted of $6,853,000 of royalty fees earned from the commercial sales of memantine by Merz and its marketing partners in the United States and certain European countries, $5,500,000 from the sale of our worldwide rights and assets related to XERECEPT to two subsidiaries of Celtic, and $5,320,000 from the reimbursement of the direct expenses incurred for services provided to Celtic for administering the Phase 3 clinical trials for XERECEPT in the United States.

Revenues of $12,339,000 in fiscal 2006 increased by $9,239,000 over revenues of $3,100,000 in fiscal 2005. Our fiscal 2006 revenues consisted of $5,063,000 of royalty fees earned from the commercial sales of memantine by Merz and its marketing partners in the United States and certain

European countries, $3,209,000 from the sale of our worldwide rights and assets related to XERECEPT to two subsidiaries of Celtic, and $4,067,000 from the reimbursement of the direct expenses incurred for services provided to Celtic for administering the Phase 3 clinical trials for XERECEPT in the United States. Our fiscal 2005 revenues consisted entirely of royalty fees earned from the sale of memantine in the United States and certain European countries by Merz and its marketing partners.

We expect to record revenue from the sale of our worldwide rights and assets related to XERECEPT to two subsidiaries of Celtic in the approximate amount of $5,500,000 annually through November 2011, the period through which we are required to provide services to Celtic under a related collaboration and services agreement. In fiscal 2007, we and Celtic mutually agreed to reduce the extent of the services we will continue to provide and we currently expect our services in fiscal 2008 and beyond to be limited to support for chemistry manufacturing and controls. Merz and its marketing partners do not make anticipated future sales volumes available to us, nor, given the limited history of memantine sales, are we able to estimate future royalty revenues. Merz or CMCC can terminate our research and marketing cooperation agreement upon six months’ notice, as described above under the caption “Risk Factors.” The amendment or termination of our agreement with Merz or any failure by Merz or its partners to successfully commercialize memantine or defend memantine against generic competition could reduce or terminate our future royalties under the research and marketing cooperation agreement and would have a material adverse effect on our business, financial conditions and results of operations.

RESEARCH AND DEVELOPMENT EXPENSES

	Fiscal Year Ended June 30,			Increase/(Decrease) From Prior Year
	2007	2006	2005	2007/2006	2006/2005
Viprinex	$21,208,000	$15,961,000	$6,780,000	$5,247,000	$9,181,000
XERECEPT	5,529,000	6,846,000	3,969,000	(1,317,000)	2,877,000

	$26,737,000	$22,807,000	$10,749,000	$3,930,000	$12,058,000

Research and development expenses of $26,737,000 in fiscal 2007 increased by $3,930,000 from expenses of $22,807,000 in fiscal 2006. The increase in research and development expenses resulted from an additional $5,247,000 of expenses incurred for the Phase 3 clinical trials of Viprinex, which was partially offset by a decrease of $1,317,000 in expenses for the continuing Phase 3 clinical trials for XERECEPT. The increase of $5,247,000 for Viprinex consisted primarily of the following: an increase in the cost of manufacturing and chemistry of $3,609,000; an increase in clinical consultants of $1,880,000; an increase of $429,000 in salaries and benefits; and an increase of $431,000 in marketing expenses, partially offset by a decrease of $1,257,000 in expenses associated with animal facilities. The decrease of approximately $1,317,000 for XERECEPT consisted primarily of a decrease of $1,210,000 in manufacturing and chemistry expenses.

Research and development expenses of $22,807,000 in fiscal 2006 increased by $12,058,000 from expenses of $10,749,000 in fiscal 2005. The increase included $9,181,000 of incremental expenses incurred to prepare for our two Phase 3 clinical trials for Viprinex, which commenced enrollment in November 2005 and March 2006, respectively, and $2,877,000 of incremental expenses for the continuing Phase 3 clinical trials for XERECEPT, which were initiated in April 2004 and

February 2006, respectively. The $9,181,000 increase in research and development expenses incurred for Viprinex resulted primarily from approximately $6,750,000 for clinical, statistical and consulting expenses; approximately $1,205,000 of compensation and related benefit expenses, including approximately $152,000 of stock-based compensation expense for stock options granted to employees; approximately $42,000 for depreciation of clinical material production equipment; and approximately $238,000 of incremental travel expenses, partially offset by a reduction of $667,000 related to the manufacture of Viprinex clinical materials. The $2,877,000 increase of research and development expenses for XERECEPT resulted primarily from approximately $738,000 of clinical and regulatory consulting fees; approximately $736,000 for the manufacture of XERECEPT clinical materials and approximately $832,000 of compensation and related benefit expense for an increased level of personnel dedicated to the XERECEPT program, including approximately $188,000 of stock-based compensation expense for stock options granted to employees, and approximately $250,000 in increased legal fees.

All expenses for the development and commercialization of memantine are borne by Merz and its marketing partners, Forest and Lundbeck. We have incurred approximately $44 million of expenses for the development of Viprinex for the period from July 14, 2004, the date at which we purchased Empire, through June 30, 2007. These expenditures do not include expenses of $12,650,000 in fiscal 2005 and $11,501,000 in fiscal 2006, which represent charges associated with acquired in-process research and development. We estimate that the additional cost of manufacturing (including process development, validation runs to produce commercial batches and product production for clinical trials), completion of the two Phase 3 clinical trials, quality control activities, regulatory activities, and other pre-commercial expenses for Viprinex will exceed $60 million. However, these estimates are subject to the uncertainties inherent in conducting clinical trials and seeking regulatory approval for product candidates. As discussed above under “Results of Operations-Revenues,” we expect that our expenses and corresponding revenues from our development agreement with Celtic will be lower in fiscal 2008 and beyond.

Research and development expenditures are charged to operations as incurred. Research and development expenses, including direct and allocated expenses, consist of independent research and development expenses and expenses associated with sponsored research and development.

Material cash inflows resulting from the successful completion and commercialization of our current research and development projects are estimable and realizable only if our clinical trials are successfully completed and our drug candidate is approved by the FDA. Because of the inherent uncertainty relating to clinical trials and receipt of regulatory approval by the FDA, we cannot estimate the amount or timing of receipt for significant cash inflows resulting from the potential successful commercialization of our drug candidate.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

Fiscal Year Ended June 30,			(Decrease)/Increase From Prior Year
2007	2006	2005	2007/2006	2006/2005
—	$11,501,000	$12,650,000	$(11,501,000)	$(1,149,000)

We acquired Empire, a development stage company, in July 2004 in order to secure the worldwide rights to Viprinex. The terms of the purchase agreement provided for initial and contingent payments, requiring us to pay one-half of the purchase price upon closing and one-half of the purchase price if and when pivotal Phase 3 clinical trials for Viprinex commenced. The acquisition of Empire was recorded as a purchase of assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and, accordingly, the purchase price was allocated to tangible assets and acquired in-process research and development based on their relative fair values. At the date of acquisition in July 2004, the initial payment to Empire of $11,453,000, consisting of common stock valued at $9,453,000 and cash of $2,000,000, and acquisition-related expenses of $1,216,000, were assigned to the assets acquired based on their relative fair values. In November 2005, we initiated Phase 3 trials for Viprinex, which required us to make a contingent payment to the selling stockholders of Empire. This payment of $11,501,000 was made in December 2005 and consisted of an additional 2,375,170 shares of common stock valued at $9,501,000 and cash of $2,000,000, and was assigned to the assets acquired based on their relative fair values. During the identification and valuation process related to the acquisition, we determined that the acquired in-process research and development related to Viprinex had a fair value of $12,650,000 associated with the initial payment made in July 2004 and $11,501,000 associated with the contingent payment in December 2005. At the date of the purchase and payment of the contingent amount, Viprinex had not received regulatory approval to be marketed and the in-process research and development had no alternative future uses, in accordance with the criteria described in the practice aid titled “Assets Acquired in a Business Combination to be Used in Research and Development Activities,” published by the American Institute of Certified Public Accountants. Accordingly, the acquired in-process research and development was charged to expense at the time the initial and contingent payments were made.

GENERAL AND ADMINISTRATIVE EXPENSES

Fiscal Year Ended June 30,			Increase From Prior Year
2007	2006	2005	2007/2006	2006/2005
$6,537,000	$5,968,000	$4,927,000	$569,000	$1,041,000

General and administrative expenses of $6,537,000 in fiscal 2007 increased $569,000 over expenses of $5,968,000 in fiscal 2006. The increase in general and administrative expenses resulted primarily from increases of approximately $362,000 for compensation, $259,000 for consultants and $276,000 for audit fees, offset by a decrease in legal fees of $243,000.

General and administrative expenses of $5,968,000 in fiscal 2006 increased $1,041,000 over expenses of $4,927,000 in fiscal 2005. The increase in general and administrative expenses results primarily from an increase of approximately $688,000 in compensation, which includes approximately $508,000 of stock-based compensation expense for stock options granted to administrative employees and directors, and an increase of approximately $294,000 for legal fees associated with pursuing various strategic alternatives, including the sale of our worldwide rights and assets related to XERECEPT.

INVESTMENT INCOME

Fiscal Year Ended June 30,			Increase From Prior Year
2007	2006	2005	2007/2006	2006/2005
$494,000	$399,000	$249,000	$95,000	$150,000

Investment income of $494,000 in fiscal 2007 increased by $95,000 over $399,000 of investment income in fiscal 2006. Investment income for both years consisted of interest earned, amortization of premiums, accretion of discounts and realized gains and losses on sales of individual securities in our portfolio of investment securities, all of which are classified as available for sale. The increase was due to higher average cash balances in fiscal 2007 and an increase in our average rate of return on our investment portfolio.

Investment income of $399,000 in fiscal 2006 increased by $150,000 over $249,000 of investment income in fiscal 2005. Investment income consisted of interest earned, amortization of premiums, accretion of discounts and realized gains and losses on sales of individual securities in our portfolio of investment securities, all of which are classified as available for sale. The increase was due to higher average cash balances in fiscal 2006 resulting from the receipt of $29,000,000 for the sale of our worldwide rights and assets related to XERECEPT to Celtic during fiscal 2006, along with a higher average rate of return on our investment portfolio.

NON-CASH GAIN ON CHANGE IN FAIR VALUE OF WARRANTS

Year Ended June 30,			Increase From Prior Year
2007	2006	2005	2007/2006	2006/2005
$980,000	—	—	$980,000	—

In April 2007, we sold 3,043,478 shares of common stock and warrants to purchase an equivalent number of shares of common stock for gross offering proceeds of $7.0 million and net offering proceeds, after commissions and expenses, of approximately $6.5 million. The offering was made pursuant to a shelf registration statement declared effective by the SEC on March 23, 2007. The warrants issued in connection with the offering are exercisable for five years at a price of $2.40. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed not to be within our control and, accordingly, we are required to account for these warrants as a derivative financial instrument liability, rather than as stockholder’s equity. The warrant liability is initially measured and recorded at the warrants’ fair value, and is then re-valued at each reporting date with changes in the fair value reported as non-cash charges or credits to earnings. For warrant-based derivative financial instruments, the Black-Scholes option pricing model is used to value the warrant liability. The classification of derivative instruments, including whether these instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. During fiscal 2007, we recognized a non-cash gain on the decrease in the fair value of the warrant of $980,000.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,
	2007	2006	2005
Cash, cash equivalents, and investment securities	$8,904,000	$15,248,000	$8,506,000
Working capital	$(3,974,000)	$12,055,000	$5,290,000

	Year Ended June 30,
	2007	2006	2005
Cash provided by (used in):
Operating activities	$(13,154,000)	$9,001,000	$(9,404,000)
Investing activities	$2,092,000	$(199,000)	$7,517,000
Financing activities	$6,863,000	$106,000	$703,000

Since our founding in 1987, we have applied a majority of our resources to research and development programs and have generated only limited operating revenues. Except for 2001, we have incurred losses in each year since our inception, and we expect to continue to incur losses in the future due to ongoing research and development efforts.

As of June 30, 2007, we had cash, cash equivalents and investment securities of $8,904,000, which represented a decrease of $6,344,000 compared to our balance of cash, cash equivalents and investment securities of $15,248,000 as of June 30, 2006.

Cash Flows from Operating Activities

Fiscal 2007

We used $13,154,000 of cash for operating activities in fiscal 2007, resulting primarily from the net loss of $14,128,000, offset by a net change in balance sheet items affecting operating activities of $766,000 and non-cash expenses, net of non-cash income. Non-cash expenses of $958,000 and $230,000 for stock based compensation and for depreciation and amortization expenses, respectively, were primarily offset by the non-cash gain on the change in fair value of warrants of $980,000.

Fiscal 2006

Operating activities provided $9,001,000 in fiscal 2006, resulting primarily from the net loss of $27,839,000 and an increase in notes and accounts receivable in the amounts of $4,000,000 and $1,570,000, respectively, which was offset primarily by $29,792,000 in deferred revenue resulting from the sale of our worldwide interests and assets in XERECEPT to two subsidiaries of Celtic, $11,501,000, resulting from the expense for acquired in-process research and development related to the contingent payment made in December 2005 for the purchase of Empire, $848,000 for non-cash stock-based compensation and $194,000 for non-cash depreciation and amortization expenses.

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

Cash Flows from Investing Activities

Fiscal 2007

Investing activities provided cash flows of $2,092,000 in fiscal 2007, resulting primarily from sales and maturities of investments of $54,172,000, which was partially offset by investment purchases of $52,014,000, and the purchase of property and equipment in the amount of $66,000 related primarily to office and computer equipment.

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

Cash Flows from Financing Activities

Fiscal 2007

Financing activities provided cash of $6,863,000 in fiscal 2007, consisting of $6,494,000 of net proceeds from our securities purchase agreement with certain institutional investors in April 2007, the amount of $323,000 from the exercise of options to purchase common stock and $47,000 from the sale of common stock pursuant to our employee stock purchase plan.

Fiscal 2006

Financing activities provided cash of $106,000 in fiscal 2006, consisting of the net proceeds we received from the exercise of options to purchase common stock and from the sale of common stock pursuant to our employee stock purchase plan during the year.

Fiscal 2005

Financing activities provided cash of $703,000 in fiscal 2005, consisting of the net proceeds we received in the amount of $689,000 from the exercise of warrants and options to purchase common stock, and $14,000 from the sale of common stock pursuant to our employee stock purchase plan during the year.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of June 30, 2007 and 2006, as defined by rules recently enacted by the SEC and FASB, and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our contractual commitments as of June 30, 2007, including payments for achieving regulatory milestones which could become due under the Abbott license agreement, are summarized below by category in the following table. We have entered into agreements with service providers and clinical sites that administer and conduct our clinical trials, respectively. We generally make payments to the service providers and sites based upon the number of patients enrolled. We have estimated the future patient enrollment costs based on the number of patients that we expect to enroll and have included those estimates in the table below. These estimates may not be achieved in the periods indicated, and the payments could vary materially. As we move forward with the clinical development of Viprinex, we may enter into contractual commitments for additional expenditures relating to these clinical trials; these additional expenditures are not reflected in the table below. Following the table is a brief summary of certain principal terms of key contracts under which we have potentially significant payment obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,134,000	$363,000	$771,000	$—	$—
Other long-term commitments:
Commitments to clinical research organizations	11,591,000	6,699,000	4,892,000	—	—
Commitments to manufacturers	8,954,000	5,126,000	3,828,000	—	—
Commitments to licensor	2,000,000	—	2,000,000	—	—
Commitments to other	4,092,000	2,641,000	1,451,000	—	—

Total	$27,771,000	$14,829,000	$12,942,000	$—	$—

In July 2004, upon our acquisition of Empire, we acquired the rights to an exclusive royalty-bearing license from Abbott for Viprinex. Under this license, we have the exclusive worldwide rights to Viprinex for all human therapeutic indications.

Pursuant to our license agreement with Abbott, we have an obligation to use commercially reasonable efforts to develop Viprinex for the treatment of acute ischemic stroke and, if Viprinex receives regulatory approval from the FDA, to market the product for that indication. We will be required to make milestone payments of up to an aggregate of $2.0 million, consisting of payments of (i) $500,000 upon receiving regulatory approval in the United States and (ii) $500,000 upon first approval in each of Europe, Latin America and Asia. Commitments to the licensor provide for the potential commitment for the four payments of $500,000 each to Abbott for anticipated regulatory approval of Viprinex in the United States and Europe in 2009 and 2010, respectively, and Latin America and Asia in 2011. We will also be required to make royalty payments to Abbott based on worldwide Viprinex sales. Our royalty obligations will terminate on a country-by-country basis as the applicable patents for Viprinex expire in each applicable country, which will generally occur between 2009 and 2017 depending on the patent and the country. To date, we have made no payments to Abbott under this agreement. Prior to our acquisition of the rights to Viprinex in connection with our acquisition of Empire in July 2004, Empire had paid Abbott a total of $500,000 in license fees under this agreement. The agreement will continue until terminated by either party. Abbott has the right to terminate the agreement only in the event of our breach, and we have the right to terminate the agreement for our convenience upon providing 90 days’ notice.

In January 2006, we entered into an agreement with Nordmark, which was amended in March 2006, pursuant to which Nordmark established a snake farm and a purification unit for the supply of raw venom of the Malayan pit viper, the starting material for Viprinex. Under the agreement, both we and Nordmark are responsible for funding this effort, and we were obligated to make payments to Nordmark of €2.0 million (or approximately $2.5 million) toward the costs of the snake farm and purification unit, which are owned and operated by Nordmark. The final payment for the establishment of the snake farm was made in January 2007. We are also obligated to pay Nordmark for certain operating costs until the commercialization of Viprinex. If, among other things, we abandon the development and/or commercialization of Viprinex before the end of 2010, we will be required to reimburse Nordmark for certain operating costs and make an additional payment of up to €2.8 million (or approximately $3.8 million). We have also agreed to pay for certain fully burdened costs and certain other expenses to Nordmark. As of June 30, 2007, our remaining aggregate contractual commitment to Nordmark under the agreement, for the cost of the snake farm and purification unit and related operating costs, is €3.6 million (or approximately $4.9 million).

In March 2005, we entered into a supply agreement with Nordmark, pursuant to which Nordmark supplies us with the active pharmaceutical ingredient, or API, of Viprinex. Pursuant to this agreement, we paid Nordmark €400,000 (or approximately $511,000) to purchase equipment for the development and manufacture of Viprinex. For the supply of the API, we are required to make periodic payments over the term of the contract totaling €7.6 million (or approximately $10.3 million) as work is performed, of which €4.6 million (or approximately $6.2 million) has been paid as of June 30, 2007. The agreement will continue until 2019, unless terminated earlier in accordance with the terms of the agreement. Our outstanding contractual commitment to Nordmark for the March 2005 agreement as of June 30, 2007 was €3.0 million (or approximately $4.1 million).

In July 2005, we entered into an agreement with SCIREX, pursuant to which SCIREX serves as the clinical research organization supporting our Phase 3 clinical program for Viprinex. This agreement was amended in April 2006 and the scope of services to be performed by SCIREX was significantly reduced. The agreement, as amended, provides for aggregate payments to SCIREX of approximately $5.2 million over the term of the agreement, which will end upon the completion of the project in 2009 based on our current estimates. Our outstanding contractual commitment to SCIREX as of June 30, 2007 was approximately $1.4 million.

In April 2007, we entered into an agreement with ICON, pursuant to which ICON serves as the clinical research organization supporting our Phase 3 clinical program for Viprinex in certain European countries. The agreement provides for aggregate payments to ICON of $8.9 million including pass-through costs over the term of the agreement, and is to end upon the completion of the project, which was expected to occur in 2009. Our outstanding contractual commitment to ICON as of June 30, 2007 was approximately $8.4 million.

At June 30, 2007, our balance of available cash, cash equivalents and investment securities was $8,904,000. As described above, we expect to incur increased costs in fiscal 2008 primarily for Phase 3 clinical trials for Viprinex, along with related administrative support costs. The product development expenses for XERECEPT are the responsibility of Celtic, for which we are reimbursed, and all development costs for memantine are paid by Merz, together with its marketing partners.

We believe that our available cash, cash equivalents and investment balances as of June 30, 2007, along with the reimbursement of our ongoing development costs for XERECEPT, anticipated royalties from sales of memantine, and the proceeds from our September 2007 debt financing, which matures on January 15, 2008, will provide adequate liquidity to fund our operations through December 2007. In order to continue as a going concern for the next 12 months, we will need to raise capital from external sources. In an effort to raise additional working capital, we filed a registration statement in August 2007 and plan to sell up to $65 million of common stock in an underwritten offering. The offering, if successful, is expected to close in October 2007. There can be no assurance that this offering will be completed on favorable terms, if at all, and the issuance of additional securities needed to fund our operations could significantly dilute our existing stockholders. If we are unable to raise capital as needed, our clinical trials may be delayed significantly and we may be required to curtail or cease operations.

Our future capital requirements are difficult to estimate and will depend on a number of factors, including the following:

•	the cost of our clinical development program for Viprinex;

•	the amount of royalties received from Merz for future sales of memantine;

•	the receipt of payments pursuant to our agreements with Celtic;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the acquisition or licensing of new drug candidates;

•	competing technological and market developments;

•	our ability to establish collaborative relationships; and

•	the development of commercialization activities and arrangements.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities. As of June 30, 2007, the fair value of our investments was approximately $3.4 million, 100% of our total portfolio will mature in one year or less, and the total portfolio had duration of less than six months. A hypothetical 50 basis point decrease or increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Neurobiological Technologies, Inc.

Report of Odenberg, Ullakko, Muranishi & Co. LLP,

Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Neurobiological Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Neurobiological Technologies, Inc. as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Neurobiological Technologies, Inc. at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements at June 30, 2007 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flows from operations, and has a negative working capital position and a stockholders’ deficit. Management believes that the Company’s cash resources will be sufficient to sustain its operations through December 2007 without additional financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Neurobiological Technologies, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on, the effectiveness of internal control over financial reporting.

As discussed in Note 1, the Company adopted SFAS No. 123(R) (revised 2004), Share-Based Payment, applying the modified prospective method at the beginning of fiscal year 2006.

/s/ Odenberg, Ullakko, Muranishi & Co. LLP

San Francisco, California

September 12, 2007

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Neurobiological Technologies, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Neurobiological Technologies, Inc. for the year ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Neurobiological Technologies, Inc. for the year ended June 30, 2005, in conformity with the U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Palo Alto, California

September 27, 2005,

except for Note 2 and Note 10, as to which the date is November 2, 2006

Neurobiological Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,537,937	$9,736,958
Investments	3,366,269	5,510,875
Interest receivable	52,524	28,760
Accounts receivable	429,840	1,569,901
Notes receivable	—	4,000,000
Prepaid expenses and other current assets	862,006	817,580

Total current assets	10,248,576	21,664,074
Restricted cash	31,934	31,409
Deposits	53,000	52,000
Property and equipment, net	587,577	751,509

	$10,921,087	$22,498,992

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,622,583	$875,710
Accrued clinical trial expenses	1,579,519	657,178
Accrued professional expenses	343,796	313,065
Accrued toxicology and manufacturing expenses	825,507	1,318,792
Other accrued liabilities	933,090	944,391
Deferred revenue, current portion	5,500,000	5,500,000
Warrant liability	3,417,957	—

Total current liabilities	14,222,452	9,609,136
Deferred revenue, net of current portion	18,791,673	24,291,669

Total liabilities	33,014,125	33,900,805

Commitments and contingencies
Stockholders’ deficit:
Convertible Series A Preferred stock, $.001 par value, 5,000,000 shares authorized, 2,332,000 shares issued, 494,000 shares outstanding at June 30, 2007 and 2006, (aggregate liquidation preference of $247,000 at June 30, 2007)	247,000	247,000
Common stock, $.001 par value, 50,000,000 shares authorized at June 30, 2007 and 2006, and 32,834,294 and 29,558,429 shares issued and outstanding at June 30, 2007 and 2006, respectively	32,834	29,558
Additional paid-in capital	86,901,847	83,482,087
Accumulated deficit	(109,269,107)	(95,141,148)
Accumulated other comprehensive loss	(5,612)	(19,310)

Total stockholders’ deficit	(22,093,038)	(11,401,813)

	$10,921,087	$22,498,992

See accompanying notes.

Neurobiological Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
	2007	2006	2005
REVENUES:
Technology sale and collaboration services	$10,820,284	$7,275,318	$—
Royalty	6,852,698	5,063,294	3,099,511

Total revenues	17,672,982	12,338,612	3,099,511

EXPENSES:
Research and development	26,736,986	22,807,404	10,748,860
Acquired in-process research and development	—	11,500,703	12,650,329
General and administrative	6,537,175	5,968,369	4,927,374

Total expenses	33,274,161	40,276,476	28,326,563

Operating loss	(15,601,179)	(27,937,864)	(25,227,052)
Investment income	493,522	398,910	249,485
Non-cash gain on change in fair value of warrants	979,698	—	—

Loss before income taxes	(14,127,959)	(27,538,954)	(24,977,567)
Provision for income taxes	—	300,000	—

Net loss	$(14,127,959)	$(27,838,954)	$(24,977,567)

Basic and diluted net loss per share	$(0.47)	$(0.98)	$(0.94)

Shares used in basic and diluted net loss per share calculation	30,364,114	28,490,373	26,529,564

See accompanying notes.

Neurobiological Technologies, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at June 30, 2004	534,000	$267,000	23,993,938	$23,994	$62,856,932	$(27,376)	$(42,324,627)	$(72,874)	$20,723,049
Issuance of common stock upon exercise of options and warrants	—	—	649,109	649	688,405	—	—	—	689,054
Amortization of deferred stock compensation	—	—	—	—	—	27,376	—	—	27,376
Conversion of preferred stock to common stock	(30,000)	(15,000)	30,000	30	14,970	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	5,208	5	14,248	—	—	—	14,253
Issuance of common stock at $3.94 per share in connection with acquisition	—	—	2,399,163	2,399	9,450,303	—	—	—	9,452,702
Comprehensive loss:
Net loss	—	—	—	—	—	—	(24,977,567)	—	(24,977,567)
Unrealized gain on securities	—	—	—	—	—	—	—	69,848	69,848

Total comprehensive loss	—	—	—	—	—	—	—	—	(24,907,719)

Balances at June 30, 2005	504,000	252,000	27,077,418	27,077	73,024,858	—	(67,302,194)	(3,026)	5,998,715
Issuance of common stock upon exercise of options	—	—	81,042	81	69,739	—	—	—	69,820
Issuance of common stock under employee stock purchase plan	—	—	14,799	15	36,477	—	—	—	36,492
Stock-based compensation expense	—	—	—	—	847,693		—	—	847,693
Issuance of common stock at $4.00 per share in connection with acquisition	—	—	2,375,170	2,375	9,498,330	—	—	—	9,500,705
Conversion of preferred stock to common stock	(10,000)	(5,000)	10,000	10	4,990	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(27,838,954)	—	(27,838,954)
Unrealized loss on securities	—	—	—	—	—	—	—	(16,284)	(16,284)

Total comprehensive loss	—	—	—	—	—	—	—	—	(27,855,238)

Balances at June 30, 2006	494,000	247,000	29,558,429	29,558	83,482,087	—	(95,141,148)	(19,310)	(11,401,813)
Issuance of common stock upon exercise of options	—	—	261,012	261	472,413	—	—	—	472,674
Common stock received upon exercise of options	—	—	(57,474)	(57)	(149,951)	—	—	—	(150,008)
Issuance of common stock under employee stock purchase plan			28,849	29	46,859	—	—	—	46,888
Stock-based compensation expense	—	—	—	—	957,612		—	—	957,612
Issuance of units of common stock and warrants at $2.40 per unit, net of issuance costs	—	—	3,043,478	3,043	6,490,482	—	—	—	6,493,525
Reclassification of fair value of warrants to warrant liability	—	—	—	—	(4,397,655)	—	—	—	(4,397,655)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(14,127,959)	—	(14,127,959)
Unrealized gain on securities	—	—	—	—	—	—	—	13,698	13,698

Total comprehensive loss	—	—	—	—	—	—	—	—	(14,114,261)

Balances at June 30, 2007	494,000	$247,000	32,834,294	$32,834	$86,901,847	$—	$(109,269,107)	$(5,612)	$(22,093,038)

See accompanying notes.

Neurobiological Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2007	2006	2005
OPERATING ACTIVITIES
Net loss	$(14,127,959)	$(27,838,954)	$(24,977,567)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	230,300	194,119	72,230
Stock-based compensation expense	957,612	847,694	—
Acquired in-process research and development	—	11,500,703	12,650,329
Amortization of deferred stock compensation	—	—	27,376
Non-cash gain on change in fair value of warrants	(979,698)	—	—
Changes in assets and liabilities:
Interest receivable	(23,764)	23,888	50,611
Accounts receivable	1,140,061	(1,569,901)	—
Notes receivable	4,000,000	(4,000,000)	—
Prepaid expenses and other current assets	(44,426)	(270,784)	(277,352)
Restricted cash	(525)	(476)	(30,933)
Deposits	(1,000)	30,117	(74,534)
Accounts payable and accrued expenses	1,195,362	293,102	3,155,485
Deferred revenue	(5,499,996)	29,791,669	—

Net cash provided by (used in) operating activities	(13,154,033)	9,001,177	(9,404,355)

INVESTING ACTIVITIES
Empire acquisition, net of cash acquired	—	(2,000,000)	(2,950,690)
Purchase of investments	(52,013,768)	(91,225,042)	(79,792,808)
Sales and maturities of investments	54,172,069	93,375,701	90,905,945
Purchases of property and equipment	(66,368)	(349,606)	(645,435)

Net cash provided by (used in) investing activities	2,091,933	(198,947)	7,517,012

FINANCING ACTIVITIES
Issuance of common stock and warrants, net of issuance costs	6,863,079	106,312	703,307

Net cash provided by financing activities	6,863,079	106,312	703,307

Increase (decrease) in cash and cash equivalents	(4,199,021)	8,908,542	(1,184,036)
Cash and cash equivalents at beginning of period	9,736,958	828,416	2,012,452

Cash and cash equivalents at end of period	$5,537,937	$9,736,958	$828,416

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$275,000	$130,000	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Issuance of common stock in connection with the Empire acquisition	$—	$9,500,705	$9,452,702

Conversion of preferred stock to common stock	$—	$5,000	$15,000

See accompanying notes.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Neurobiological Technologies, Inc. (the “Company,” “we,” “our” or “us”) is a specialty biopharmaceutical company with expertise in identifying and acquiring promising drug candidates and in designing and managing late-stage clinical trials for central nervous system conditions. Of the four drug candidates that we have acquired since our inception, we, or our partners, have advanced three of these compounds into or through Phase 3 clinical trials. We are currently developing Viprinex, a novel reperfusion agent that is in pivotal Phase 3 trials for the treatment of acute ischemic stroke. Our development expenses were higher in fiscal 2007 than in fiscal 2006 as a result of the expenses associated with clinical trials for Viprinex, and we expect development costs for Viprinex in fiscal 2008 to be significantly higher than in fiscal 2007 as the number of clinical sites and patients enrolled in the trials are expected to increase significantly. We have rights to receive milestone payments, royalties and profit sharing payments from Celtic Pharma Holdings, L.P., or Celtic, from sales of XERECEPT, if approved, for the treatment of swelling around brain tumors. We are being reimbursed by Celtic for the cost of development services incurred for this drug candidate. We also currently receive royalties from Merz + Co. GmbH & Co., or Merz, and its marketing partners from the sale of Namenda/Ebixa (memantine) for the treatment of Alzheimer’s disease.

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiary, NTI-Empire, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying Consolidated Financial Statements have been prepared assuming we will continue as a going concern. In the course of our development activities, we have incurred significant losses in every year since inception, except for fiscal 2001, and we will likely incur additional operating losses at least through fiscal 2010 as we continue our drug development efforts. As of June 30, 2007, we had negative cash flows from operations, negative net working capital of $4.0 million, an accumulated deficit of $109.3 million, and total stockholders’ deficit of $22.1 million.

Management believes that the Company’s cash, cash equivalents and investments held at June 30, 2007, along with the reimbursement of ongoing development costs for XERECEPT, anticipated royalties from sales of memantine, and the proceeds from the Company’s September 2007 debt financing, which matures on January 15, 2008, will provide adequate liquidity to fund the Company’s operations through December 2007. In order for the Company to continue as a going concern for the next 12 months, the Company will be required to obtain capital from external sources, which include a planned sale of up to $65 million of common stock in an underwritten public offering. The offering, if successful, is expected to close in October 2007. If we are unable to complete the equity offering or otherwise obtain sufficient funding by entering into arrangements with collaborative partners or others and our revenues are lower than expected or our operating expenses are higher than expected, we may be required to delay, scale back, or terminate our clinical trials or may not be able to continue as a going concern entity (see Note 13).

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The assessment of the percentage of work completed that determines the amount of research and development expense that should be recognized in a given period requires significant judgment, and could have a material impact on our balance sheet and results of operations. Management applies judgment and bases its estimates with the benefit of historical experience with the development of similar drugs and with third party contracts structured with similar performance and payment terms. While our historical estimates have been materially accurate, we recognize that estimates of expenses incurred during current and future periods are determined greatly by patient enrollment levels and related activities, which may vary from historic patterns. We monitor service providers’ activities to the extent possible in order to assess current enrollment levels and related activities; however, if we under- or overestimate activity levels associated with various studies at a given point in time, we could materially under- or overestimate research and development expenses in future periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates upon actual experience and other current indications that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. Estimates in the financial statements include, but are not limited to, accrued but unbilled expenses incurred in the performance of clinical trials and pre-clinical studies, expenses incurred and to be deducted from prepayments made for services related to clinical trials, fees and expenses incurred by independent experts and consultants who assist us with clinical trials and pre-clinical studies, useful lives of property and equipment used to calculate depreciation and amortization, and assumptions used to calculate stock-based compensation and the fair value of warrants issued in equity financings.

Cash Equivalents and Investments

The Company’s investments include securities of the U.S. government and its agencies, municipalities, corporations, mortgage-backed and auction rate securities. All securities which are highly liquid and purchased with original maturities of 90 days or less are recorded as cash equivalents. At June 30, 2007 and 2006, the Company had auction rate debt securities with interest rates that re-set

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in less than three months, but with maturities longer than three months. The Company has classified its investment securities, including auction rate securities, as available-for-sale securities as it does not intend to hold securities with stated maturities greater than twelve months until maturity. The Company manages its investment securities to maintain an average duration of less than six months and, in response to liquidity requirements and changes in the market value of securities, will sell investment securities prior to their stated maturities. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses reported as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity (Deficit). Realized gains or losses, amortization of premiums, accretion of discounts and earned interest are included in investment income. The cost of securities when sold is based upon specific identification.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally two to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the useful life of the asset or the remaining lease term.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying values may not be recoverable from the estimated future cash flows expected to result from their use or eventual disposition. The Company’s long-lived assets subject to this evaluation include property and equipment. If the Company’s estimates of future undiscounted net cash flows are insufficient to recover the carrying values of the assets, the Company will record an impairment loss in the amount by which the carrying values of the assets exceeds their fair values. If the assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the assets over the newly determined remaining useful lives. As of June 30, 2007, the fair value of long-lived assets exceeds their carrying value. Therefore, no impairment loss has been recognized.

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

The computation of diluted net loss per share for the fiscal year ended June 30, 2007 excludes the potentially dilutive impact of options to purchase 2,980,369 shares of common stock, warrants to purchase 3,808,087 shares of common stock, and the conversion of convertible preferred stock into 494,000 shares of common stock. The computation of diluted net loss per share for the fiscal year

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended June 30, 2006 excludes the impact of options to purchase 2,585,189 shares of common stock, warrants to purchase 770,480 shares of common stock, and the conversion of convertible preferred stock into 494,000 shares of common stock. The computation of diluted net loss per share for the fiscal year ended June 30, 2005 excludes the impact of options to purchase 2,243,351 shares of common stock, warrants to purchase 770,480 shares of common stock, and the conversion of convertible preferred stock into 504,000 shares of common stock.

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

The Company has two share-based compensation plans. In September 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”), which was approved by the stockholders in December 2003 and was amended in December 2005. The 2003 Equity Plan replaced the 1993 Stock Plan, which expired in November 2003. The 2003 Equity Plan, as amended, provides for the issuance of options and stock awards and reserves up to 2,500,000 shares of common stock for issuance under the plan. In general, options are granted with an exercise price equal to the market price of the underlying common stock on the date of the grant, have a term of 7 or 10 years and become exercisable over the vesting period of one, three or four years. The Company distributes newly-issued shares in exchange for the net cash proceeds when stock options are exercised and has not repurchased, and does not expect to repurchase, shares subsequent to their issuance upon stock option exercise.

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

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company granted a total of 731,550 options to purchase common stock during the year ended June 30, 2007, for which the aggregate grant-date fair value was $1,369,000. As of June 30, 2007, there was $1,607,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the stock option plans, which is expected to be recognized over the next 3.9 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table. Because option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatilities of the Company’s common stock. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin (“SAB”) 107. The risk free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. The Company develops pre-vesting forfeiture assumptions based on an analysis of historical data. The Company grants options under the 2003 Equity Plan to employees for whom the vesting period of the grants is three or four years and to non-employee directors for whom the vesting period of the grants is one year. The following assumptions were used for these four types of grants to determine stock-based compensation expense during the fiscal years ended June 30, 2007 and 2006:

June 30, 2007:	4 year vesting 7 year term	4 year vesting 10 year term	3 year vesting 7 year term	1 year vesting 10 year term
Expected volatility	0.79 - 0.93	1.08	0.80	0.89 - 0.90
Expected dividends	—	—	—	—
Expected term (in years)	4.75	6.25	4.50	5.50
Risk-free interest rate	4.62% - 4.69%	4.69%	4.67%	4.57% - 4.67%

June 30, 2006:
Expected volatility	—	1.10 - 1.27	—	1.27
Expected dividends	—	—	—	—
Expected term (in years)	—	6.25	—	5.5
Risk-free interest rate	—	4.35 - 4.83%	—	4.35%

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under the 1993 Stock Plan and the 2003 Equity Plan as of June 30, 2007, and changes during the year then ended is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2006	2,585,189	$3.18	—	—
Granted	731,550	$2.51	—	—
Canceled	(75,358)	$3.19	—	—
Exercised	(261,012)	$1.81	—	—

Outstanding at June 30, 2007	2,980,369	$3.12	5.26	$667,703

Exercisable at June 30, 2007	2,013,677	$3.22	4.11	$667,703

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing stock price of our common stock on the last trading day of our fiscal year 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of our common stock. The intrinsic value of 261,012 stock options exercised was $472,000 and the Company received $323,000 for the exercise of stock options during the year ended June 30, 2007.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Option-pricing models were developed for use in estimating the value of traded options, which are listed on organized exchange markets, that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded, listed options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our Consolidated Financial Statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our Consolidated Financial Statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of stock-based compensation expense recognized during the year ended June 30, 2007 was $958,000, of which $346,000 has been recorded in research and development expenses and $612,000 has been recorded in general and administrative expenses. The amount of stock-based compensation expense recognized during the year ended June 30, 2006 was $848,000, of which $340,000 has been recorded in research and development expenses and $508,000 has been recorded in general and administrative expenses. The Company recorded no income tax benefits for stock-based compensation arrangements for the year ended June 30, 2007, as the Company has cumulative operating losses, for which a valuation allowance has been established. Estimates of stock-based compensation expenses are significant to our consolidated financial statements, but these expenses are based on the Black-Scholes option valuation model and will never result in the payment of cash by us.

Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion 25, “ Accounting for Stock Issued to Employees “ (“APB 25”) and related Interpretations. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the market price of the shares at the date of the grant. As permitted by SFAS 123, and as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company elected to continue to apply the provisions of APB 25 and related interpretations in accounting for its employee stock option and stock purchase plans.

Disclosures of pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by the SFAS 123 using the Black-Scholes option valuation model.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures during fiscal periods prior to the adoption of SFAS 123(R) on July 1, 2005, the estimated fair value of the options is amortized over the vesting period of the options using the straight-line method. The Company’s pro forma information previously reported during the fiscal year prior to the adoption of SFAS 123(R) was as follows (in thousands, except for per share data).

Fiscal Year Ended June 30, 2005
Net loss – as reported	$(24,978)
Add back:
Deferred compensation	27
Deduct:
Stock-based employee expense determined under SFAS 123	(687)

Pro forma net loss	$(25,638)

Net loss per share – as reported
Basic and diluted	$(0.94)

Pro forma net loss per share
Basic and diluted	$(0.97)

The fair value used to determine the pro forma expense for the options in the above table was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: expected volatility, based on historical data, of 0.606; expected option lives of five years; no dividend yield and a weighted average risk-free interest rate assumption based on U.S. government bonds, with maturities equal to the expected option lives, of 3.50%.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from our net income (loss), specifically, the unrealized gains and losses on available-for-sale securities. For the years ended June 30, 2007, 2006, and 2005, the components of comprehensive income (loss) have been included in the consolidated statements of stockholders’ equity (deficit).

Fair Value of Financial Instruments

The fair value of cash equivalents and investments is based on quoted market prices. The carrying amounts of cash equivalents and investments are considered to be representative of their respective fair values at June 30, 2007 and 2006.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants Issued in Connection with Equity Financings

For warrants classified as liabilities under Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the fair value of the warrants is recorded on the consolidated balance sheet at issuance and marked to market at each financial reporting date. The change in fair value of the warrants is recorded in the consolidated statements of operations as a non-cash gain (loss) and is estimated using the Black Scholes option-pricing model. The warrants will continue to be reported as a liability until such time as the warrants are exercised or expire or are otherwise modified, at which time the fair value of the warrants will be reclassified from liabilities to stockholders’ equity (deficit). For warrants classified as permanent equity under Issue 00-19, the fair value of the warrants is recorded in stockholders’ equity (deficit) and no further adjustments are made.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“ FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires a company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective for our fiscal year beginning July 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN No. 48 on our consolidated financial statements, but we believe that FIN No. 48 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for our fiscal year beginning July 1, 2008. We are currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on our consolidated results of operations and financial position.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. SFAS No. 159 is effective for our fiscal year beginning July 1, 2008. We are currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on our consolidated results of operations and financial position.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2007, the FASB ratified EITF 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” (“EITF No. 07-03”) which requires nonrefundable advance payments for future research and development activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. The effects of applying this Issue will be reported as a change in accounting principle through a cumulative-effect adjustment to retained earnings or accumulated deficit in the statement of financial position as of the beginning of the year of adoption. EITF No. 07-03 will be effective for our fiscal year beginning July 1, 2008. We are currently evaluating the effect, if any, that the adoption of EITF No. 07-03 will have on our financial position and results of operations.

Note 2. Acquisition of Empire Pharmaceuticals, Inc.

On July 14, 2004, NTI acquired Empire Pharmaceuticals, Inc. (“Empire”), a development stage enterprise, through the merger of Empire into NTI-Empire, Inc., a wholly-owned subsidiary of NTI. Pursuant to the transaction, NTI acquired worldwide rights to Viprinex (ancrod), a novel reperfusion agent that is in a pivotal Phase 3 trial for the treatment of acute ischemic stroke. Viprinex is derived from the venom of the Malayan pit viper.

The terms of the purchase agreement provided for initial and contingent payments, requiring that the Company pay one-half of the purchase price upon closing and one-half of the purchase price if and when pivotal Phase 3 clinical trials for Viprinex commenced. Accordingly, the Company paid the selling stockholders of Empire $11,453,000 in July 2004, consisting of 2,399,163 shares of common stock valued at $9,453,000 and cash of $2,000,000, and incurred acquisition-related expenses of $1,216,000. Pivotal Phase 3 clinical trials for Viprinex commenced in November 2005, and the Company made the contingent payment to the Empire selling stockholders in the amount of $11,501,000, consisting of 2,375,170 shares of common stock valued at $9,501,000 and cash of $2,000,000, in December 2005.

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

Note 3. Restricted Cash

In accordance with the terms of the sublease for certain of its operating facilities, the Company, as sublessee, is required to maintain a security deposit in the amount of $32,000 in a separate commercial bank account of the sublessor’s selection. All principal and interest in the account remain the property of the Company, and all such principal and interest balances shall be returned to the Company after termination of the sublease in October 2009, subject to fulfillment of all conditions and covenants.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Investments

Available-for-sale securities were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 30, 2007
Auction rate securities:
Maturing after 5 years	$3,130	$—	$—	$3,130
Corporate debt obligations:
Maturing within 1 year	15	—	—	15
Maturing within 1 through 5 years	20	—	—	20
U.S. Government obligations:
Maturing after 5 years	112	1	(3)	110
Mortgage and asset-backed securities:
Maturing after 5 years	95	—	(4)	91

Total investments	$3,372	$1	$(7)	$3,366

June 30, 2006
Auction rate securities:
Maturing after 5 years	$830	$—	$—	$830
Corporate debt obligations:
Maturing within 1 year	45	—	—	45
Maturing after 1 through 5 years	35	—	(1)	34
U.S. Government obligations:
Maturing within 1 year	1,982	—	(8)	1,974
Maturing within 1 through 5 years	1,978	—	(3)	1,975
Municipal Securities:
Maturing after 5 years	400	—	—	400
Mortgage and asset-backed securities:
Maturing after 5 years	260	—	(7)	253

Total investments	$5,530	$—	$(19)	$5,511

Realized losses were $0, $92,000 and $234,000 during the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Note 5. Property and Equipment, Net

Property and equipment as of June 30, 2007 and 2006 consisted of the following:

	2007	2006
Machinery and equipment	$278,328	$238,228
Furniture, fixtures and leasehold improvements	299,898	273,630
Clinical production equipment	500,720	500,720

	1,078,946	1,012,578
Less accumulated depreciation and amortization	(491,369)	(261,069)

	$587,577	$751,509

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense was $230,300, $194,119, and $72,230 during the fiscal years ended June 30, 2007, 2006, and 2005, respectively.

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

For leases that contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred rent liability. The balance of our deferred rent liability was $111,359 and $75,488 as of June 30, 2007 and 2006, respectively.

As of June 30, 2007, future minimum lease payments under operating leases in California and New Jersey are as follows:

Year ending June 30:
2008	$362,909
2009	373,104
2010	292,476
2011	105,366

Total minimum future lease payments	$1,133,855

Rent expense for the fiscal years ended June 30, 2007, 2006, and 2005 was $336,405, $338,368, and $247,725, respectively.

Other Commitments

In January 2006, we entered into an agreement with Nordmark Arzneimittel GmbH & Co. KG, or Nordmark, which was amended in March 2006, pursuant to which Nordmark established a snake farm and a purification unit for the supply of raw venom of the Malayan pit viper, the starting material for Viprinex. Under the agreement, both we and Nordmark are responsible for funding this effort, and we were obligated to make payments to Nordmark of €2.0 million (or approximately $2.5 million) towards the costs of the snake farm and purification unit, which are owned and operated by Nordmark. The final payment for the establishment of the snake farm was made in January 2007. We are also obligated to pay Nordmark for certain operating costs until the commercialization of Viprinex. If,

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

among other things, we abandon the development and/or commercialization of Viprinex before the end of 2010, we will be required to reimburse Nordmark for certain operating costs and make an additional payment of up to €2.8 million (or approximately $3.8 million). We have also agreed to pay for certain fully burdened costs and certain other expenses to Nordmark. As of June 30, 2007, our remaining aggregate contractual commitment to Nordmark under the agreement, for the cost of the snake farm and purification unit and related operating costs, is €3.6 million (or approximately $4.9 million).

In March 2005, we entered into a supply agreement with Nordmark, pursuant to which Nordmark supplies us with the active pharmaceutical ingredient, or API, of Viprinex. Pursuant to this agreement, we paid Nordmark €400,000 (or approximately $511,000) to purchase equipment for the development and manufacture of Viprinex. For the supply of the API, we are required to make periodic payments over the term of the contract totaling €7.6 million (or approximately $10.3 million) as work is performed, of which €4.6 million (or approximately $6.2 million) has been paid as of June 30, 2007. The agreement will continue until 2019, unless terminated earlier in accordance with the terms of the agreement. Our outstanding contractual commitment to Nordmark for the March 2005 agreement as of June 30, 2007 was €3.0 million (or approximately $4.1 million).

In July 2005, we entered into an agreement with SCIREX Corporation, or SCIREX, pursuant to which SCIREX serves as the clinical research organization supporting our Phase 3 clinical program for Viprinex. This agreement was amended in April 2006 and the scope of services to be performed by SCIREX was significantly reduced. The agreement, as amended, provides for aggregate payments to SCIREX of approximately $5.2 million over the term of the agreement, which will end upon the completion of the project in 2009 based on our current estimates. Our outstanding contractual commitment to SCIREX as of June 30, 2007 was approximately $1.4 million.

In April 2007, we entered into an agreement with ICON Clinical Research, or ICON, pursuant to which ICON serves as the clinical research organization supporting our Phase 3 clinical program for Viprinex in certain European countries. The agreement provides for aggregate payments to ICON of $8.9 million including pass-through costs over the term of the agreement, and is to end upon the completion of the project, which was expected to occur in 2009. Our outstanding contractual commitment to ICON as of June 30, 2007 was approximately $8.4 million.

In July 2004, upon our acquisition of Empire, we acquired the rights to an exclusive royalty-bearing license from Abbott for Viprinex. Under this license, we have the exclusive worldwide rights to Viprinex for all human therapeutic indications.

Pursuant to our license agreement with Abbott Laboratories, or Abbott, we have an obligation to use commercially reasonable efforts to develop Viprinex for the treatment of acute ischemic stroke and, if Viprinex receives regulatory approval from the FDA, to market the product for that indication. We will be required to make milestone payments of up to an aggregate of $2.0 million, consisting of payments of (i) $500,000 upon receiving regulatory approval in the United States and (ii) $500,000 upon first approval in each of Europe, Latin America and Asia. Commitments to the licensor provide for the potential commitment for the four payments of $500,000 each to Abbott for anticipated regulatory approval of Viprinex in the United States and Europe in 2009 and 2010, respectively, and Latin America and Asia in 2011. We will also be required to make royalty payments to Abbott based

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on worldwide Viprinex sales. Our royalty obligations will terminate on a country-by-country basis as the applicable patents for Viprinex expire in each applicable country, which will generally occur between 2009 and 2017 depending on the patent and the country. To date, we have made no payments to Abbott under this agreement. Prior to our acquisition of the rights to Viprinex in connection with our acquisition of Empire in July 2004, Empire had paid Abbott a total of $500,000 in license fees under this agreement.

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

At June 30, 2007, the annual aggregate commitments we have under these agreements, including potential payments which could be due under the Abbott license for achieving regulatory objectives, are as follows:

Year ending June 30:
2008	$14,466,000
2009	10,123,000
2010	548,000
2011	1,500,000
Thereafter	—

$26,637,000

Certain licenses provide for the payment of royalties by us on future product sales, if any. In addition, in order to maintain these licenses and other rights during product development, we must comply with various conditions including the payment of patent related costs.

Contingencies

From time to time, the Company may be involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 7. Line of Credit

In August 2005, the Company established a $10 million line of credit with a national commercial bank. The line of credit is a revolving credit facility which is secured by the Company’s assets (excluding intellectual property but including the right to receive payments pursuant to intellectual property agreements), matures in two years, bears interest at the bank’s annual prime rate

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plus 1.00%, provides that the Company maintain one of several alternative liquidity covenants and requires payment of an annual commitment fee of 0.15% on the committed balance. The liquidity covenants require the Company to meet at least one of the following two hurdles: a ratio of liquidity (defined as cash and cash equivalents, available-for-sale investments and certain receivables) to cash burn (defined generally as cash used to fund the prior month’s net loss) of at least 3:00 – 1:00, and a ratio of liquidity to all indebtedness to the bank of at least 1:15 – 1:00. The credit facility prohibits payment of dividends. As of June 30, 2007, no borrowings had been made on the line of credit and the line of credit was terminated by the Company in August 2007.

Note 8. Guarantees and Indemnifications

In the normal course of business, we have commitments to make certain payments to various clinical research organizations in connection with our clinical trial activities. Payments are contingent upon the achievement of specific objectives or events as defined in the agreements, and we have made appropriate accruals in our consolidated financial statements for those objectives that were achieved as of June 30, 2007. We also provide indemnifications of varying scope to our clinical research organizations and investigators against claims made by third parties arising from the use of our products and processes in clinical trials. To date, costs related to these indemnification provisions have been immaterial. We also maintain various liability insurance policies that limit our exposure. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

As permitted under Delaware law and in accordance with our Bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2007.

Note 9. Stockholders’ Equity (Deficit)

Convertible Preferred Stock

At June 30, 2007, the Company had 494,000 shares of Series A convertible preferred stock outstanding. The holders of the Series A convertible preferred stock are entitled to receive annual noncumulative dividends of 8% per share per annum, when and if declared by the Board of Directors. These dividends are in preference to any declaration or payment of any dividend on the common stock of the Company. As of June 30, 2007, no dividends had been declared.

Each share of Series A preferred stock is convertible, at the holder’s option, subject to antidilution provisions, into one share of common stock. Additionally, each share of the preferred stock will be automatically converted into one share of common stock upon the affirmative vote of a majority of the then-outstanding shares of Series A preferred stock. During the fiscal years ended June 30, 2007, 2006, and 2005, zero, 10,000, and 30,000 shares, respectively, of Series A preferred

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock were converted into common stock. The holders of preferred stock are entitled to the number of votes equal to the number of shares of common stock into which their preferred stock is convertible.

In the event of any liquidation, dissolution, or winding up of the Company, the holders of the Series A preferred stock have a liquidation preference over holders of common stock of $0.50 per share plus any declared but unpaid dividends. After payment has been made to the holders of Series A preferred stock, the entire remaining assets and funds of the Company legally available for distribution, if any, would be distributed ratably among the holders of common stock.

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

Issuance of Common Stock and Warrants

On April 4, 2007, we entered into a securities purchase agreement with certain institutional investors (the “Purchase Agreement”) under which we sold in a registered direct offering 3,043,478 units at a price of $2.30 per unit, with each unit comprising one share of common stock and a warrant to purchase one share of common stock, for net cash proceeds of $6.5 million, after placement agent cash fees and expenses. The offering was made pursuant to an effective shelf registration statement on Form S-3. We also issued 182,609 warrants to purchase shares of our common stock to the placement agent, in addition to the cash compensation. The warrants are exercisable through April 2012 at an exercise price of $2.40 per share, subject to adjustment, in the event of stock dividends, stock splits, reorganization or similar events affecting our common stock.

The warrants provide that if certain “fundamental transactions” occur prior to the exercise or expiration of the warrant, such as a merger, sale of substantially all of our assets, or a tender offer or exchange offer with respect to our common stock, then the holders of the warrants will be entitled to

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receive: (a) shares of common stock of the successor or acquiring corporation; and (b) any additional consideration receivable as a result of such “fundamental transaction” by a holder of the number of shares of common stock for which the warrant was exercisable. Additionally, if certain specified types of “fundamental transactions” occur prior to the exercise or expiration of the warrant, holders of the warrants will be entitled to receive a cash payment equal to the then-current value of the warrants as determined in accordance with the Black-Scholes option pricing formula.

Since we offered and sold the warrants in a unit offering pursuant to an effective shelf registration statement, we may only deliver registered shares upon an exercise of the warrants. In order for us to deliver registered shares upon a cash exercise of the warrants, we must timely file any reports required under the Securities Exchange Act of 1934, as amended, to maintain the effectiveness of the registration statement as of the date of exercise. Under Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), our ability to make the timely filings needed to deliver registered shares upon a cash exercise of the warrants, and our potential obligation to cash settle the warrants at fair value if certain “fundamental transactions” occur, are events that are not within our control. As a result, we are required under EITF 00-19 to assume that we will be obligated to net cash settle these obligations, thus requiring the warrants to be classified as liabilities. The current fair value of the warrants will continue to be reported as a liability until such time as the warrants are exercised or expire, or we are able to modify the warrant agreements. As a result, we could experience volatility in our consolidated statements of operations due to the changes that occur in the value of the warrant liability at the end of each reporting date.

At the date of the warrants’ issuance, April 4, 2007, and at June 30, 2007, the fair value of the warrants of $4.4 million and $3.4 million, respectively, was recorded as a liability. The fair value was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.57% and 4.92%; volatility of 91% and 79%; dividend yield of 0%; and a remaining contractual life of 5 years and 4.75 years, respectively. The decrease in the fair value of the warrants is reflected as a non-cash gain in the accompanying consolidated statement of operations for the year fiscal year ended June 30, 2007.

Warrants to Purchase Common Stock

At June 30, 2007, the Company had a total of 3,808,087 outstanding warrants to purchase shares of common stock as follows:

Number of Shares	Exercise Price	Issue Date	Expiration Date
3,226,087	$2.40	April 2007	April 2012
582,000	$6.73	March 2004	August 2009

3,808,087

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plan

In September 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Equity Plan”), which provides for the issuance of options and stock awards. The 2003 Equity Plan was approved by the stockholders in December 2003. The 2003 Equity Plan replaced the 1993 Stock Plan, which expired in November 2003. In December 2005, stockholders approved an increase of 1,500,000 shares issuable under the 2003 Equity Plan, to bring the total up to 2,500,000 shares of common stock reserved for issuance under the plan. In general, options are granted with exercise prices equal to the market price of the underlying common stock on the date of the grant, have a term of 7 or 10 years and become exercisable over the vesting period of one, three or four years.

A summary of stock option activity for the 1993 Stock Plan and the 2003 Equity Plan, and related information for the three years ended June 30, 2007 follows:

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2004	870,000	1,757,154	$2.71
Options granted	(544,000)	544,000	$3.89
Options canceled	15,480	(24,345)	$4.25
Options exercised	—	(33,458)	$2.66

Balance at June 30, 2005	341,480	2,243,351	$2.98
Options granted	(467,400)	467,400	$3.77
Options canceled	44,520	(44,520)	$3.73
Options exercised	—	(81,042)	$0.86
Options expired	(5,000)	—	$4.23
Options authorized	1,500,000	—	—

Balance at June 30, 2006	1,413,600	2,585,189	$3.18
Options granted	(731,550)	731,550	$2.51
Options canceled	75,358	(75,358)	$3.19
Options exercised	—	(261,012)	$1.81
Options expired	(6,045)	—	$3.23

Balance at June 30, 2007	751,363	2,980,369	$3.12

At June 30, 2007, 2006, and 2005, options to purchase 2,013,677, 1,962,436, and 1,641,706 shares of common stock, respectively, were exercisable. The weighted-average exercise price of options exercisable at June 30, 2007, 2006, and 2005 was $3.22. $2.97, and $2.59, respectively. The weighted-average fair value of options granted during fiscal years 2007, 2006, and 2005 was $2.51, $3.37, and $3.90 respectively.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning currently outstanding and exercisable options as of June 30, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$0.01—2.08	748,815	2.90	$0.94	606,815	$0.68
2.23—3.97	1,742,367	6.51	3.28	927,676	3.50
4.23—7.06	489,187	4.41	5.87	479,186	5.90

	2,980,369	5.26	$3.12	2,013,677	$3.22

Employee Stock Purchase Plan

In September 2003, the Board of Directors adopted, subject to stockholder approval, the 2003 Employee Stock Purchase Plan (the “2003 ESPP”). The 2003 ESPP was approved by the stockholders in December 2003. The 2003 ESPP reserves up to 500,000 shares of common stock for sale under the ESPP. The 2003 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined accumulation periods. The price at which the stock is purchased is equal to the lower of 85% of the fair value of the common stock on the last trading day before the commencement of the applicable offering period or 85% of the fair value of the common stock on the last trading day of the accumulation period. During the fiscal years ended June 30, 2007, 2006, and 2005, respectively, 28,849, 14,799, and 5,208 shares were purchased under the 2003 ESPP at a weighted average exercise price of $2.01, $3.28, and $3.42, respectively. Under the 2003 ESPP Plan, 447,756 shares remain available for issuance at June 30, 2007.

Common Stock Reserved for Future Issuance

At June 30, 2007, the Company had reserved shares of common stock for future issuance as follows:

Conversion of preferred stock into common stock	494,000
1993 Stock Plan and 2003 Equity Plan	3,731,732
Warrants	3,808,087
2003 ESPP	447,756

8,481,575

Note 10. Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are anticipated to be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

For the year ended June 30, 2006, the Company recorded a provision of $300,000 for California alternative minimum tax and New Jersey state taxes. There was no provision (benefit) for income taxes for the fiscal years ended June 30, 2007 and 2005 because the Company had incurred net operating losses.

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2007	2006	2005
Deferred tax assets:
Net operating losses	$12,418,000	$5,845,000	$12,144,000
Research credits	1,298,000	898,000	520,000
Deferred revenue	9,622,000	11,797,000	—
Other	546,000	400,000	307,000

Total deferred tax assets	23,884,000	18,940,000	12,971,000
Valuation allowance	(23,884,000)	(18,940,000)	(12,971,000)

Net deferred tax assets	$—	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year ended June 30,
	2007	2006	2005
Tax expense (benefit) at federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Effect of:
State tax	4.1%	1.1%	—
Share-based compensation expenses	(1.7)%	1.1%	—
In-process research and development expense	—	14.6%	17.8%
Warrant gain	(2.4)%	—	—
Losses not benefited	34.6%	19.3%	17.2%

Total provision for income taxes	—	1.1%	—

Realization of the deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by $4,944,000, $5,969,000, and $5,421,000 during the fiscal years ended June 30, 2007, 2006, and 2005, respectively.

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $32,096,000, which will expire in fiscal years 2008 through 2027, and federal research and development tax credits of approximately $943,000 which will expire in fiscal years 2020 through 2027.

As of June 30, 2007, the Company had net operating loss carryforwards for state income tax purposes in California of approximately $23,351,000, which will expire in fiscal years 2007 through 2016 and state research and development tax credits in California of approximately $545,000, which do not expire.

Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss and credits before utilization.

Included in the net operating loss carryforwards are losses created by the exercise of stock options. Although these net operating loss carryforwards are reflected in total U.S. net operating tax loss carryforwards, pursuant to Statement 123(R), deferred tax assets associated with these deductions are only recognized to the extent that they reduce taxes payable. Further, these recognized deductions are treated as direct increases to stockholders’ equity and as a result do not impact the consolidated statement of operations. To the extent stock-option related deductions are not recognized pursuant to Statement 123(R), the unrecognized benefit is not reflected on the consolidated balance sheet. Accordingly, the Company has reduced deferred tax assets by approximately $161,000, which represents the unrecognized benefit from stock-option related net operating loss carryforwards as for June 30, 2007, that is potentially available for utilization in future years.

Note 11. Collaboration Agreements

In April 1998, we entered into a strategic research and marketing cooperation agreement with Merz and Children’s Medical Center Corporation in Boston, Massachusetts, or CMCC, to further the clinical development and commercialization of Memantine. Pursuant to this agreement, we have the right to share in revenues from worldwide sales of Namenda/Ebixa (memantine) for Alzheimer’s disease and any future sales for indications covered by the CMCC patents, which include AIDs-related dementia and neuropathic pain. However, we do not receive royalties on Merz’s sales of memantine for dementia syndrome or for Alzheimer’s disease in certain countries where Merz had pre-existing marketing or other commercial arrangements, including Japan, Korea and China; Germany, Italy, Spain and several other smaller European markets, and much of Latin America, excluding Brazil. We have no significant ongoing obligations under the agreement and rely on Merz and its marketing partners for the commercialization of memantine for Alzheimer’s disease and for the clinical development of memantine for other indications.

In June 2000, Merz entered into agreements with Forest Laboratories, Inc., or Forest, for the development and marketing of memantine in the United States for the treatment of Alzheimer’s disease and the indications covered by the CMCC patents. In August 2000, Merz entered into a strategic license and cooperation agreement with H. Lundbeck A/S, or Lundbeck, of Copenhagen, Denmark for

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the further development and marketing of memantine for the treatment of Alzheimer’s disease and the indications covered by the CMCC patents. Lundbeck has acquired exclusive rights to memantine in certain European markets, Canada, Australia and South Africa, as well as semi-exclusive rights to co-market memantine with Merz in other markets worldwide, excluding the United States, and Japan, where Merz has granted development rights to Forest and Daiichi Suntory Pharma Co., Ltd., or Suntory, respectively. While we are not a party to any of these agreements, we are entitled to receive a share of the license fees and royalties Merz receives from Forest, Lundbeck and Suntory pursuant to our strategic research and marketing cooperation agreement with Merz and CMCC.

Through June 30, 2007, we have received approximately $26.1 million from Merz under our 1998 strategic research and marketing cooperation agreement. We received approximately $6.9 million, $5.1 million, and $3.1 million, in royalty payments for the fiscal years ended June 30, 2007, 2006, and 2005, respectively, for sales of memantine. Memantine was approved for the treatment of Alzheimer’s disease in the European Union in May 2002. In October 2003, the FDA approved memantine for the treatment of moderate to severe Alzheimer’s disease in the United States, which triggered a one time license payment of approximately $2.5 million to the Company under the agreement. We received no license payments in fiscal years 2007, 2006 and 2005.

We may receive additional license and royalty fees from Merz and its marketing partners, Forest and Lundbeck, from regulatory approvals in additional countries or for new indications and from sales of memantine. Because the clinical development and commercial marketing of memantine is managed by Merz and its marketing partners, the company is unable to estimate the timing or amount of potential revenues. The agreement will expire on a country-by-country basis on the later of ten years after the first commercial sale of a covered product or the last to expire patent covering products in that country. Merz or CMCC can terminate the agreement upon six months’ notice in the event that Merz or its marketing partners do not continue to develop memantine for neuropathic pain or another indication covered by the CMCC patents. The termination of our agreement with Merz or any failure by Merz or its partners to successfully commercialize memantine could reduce or terminate our future royalties under the research and marketing cooperation agreement. Forest and Merz have informed us that they do not plan to pursue further development of memantine for neuropathic pain or the other CMCC indications. As a result, we, Merz and CMCC are discussing options for the development of memantine for the indications covered by the CMCC patents and other possible changes to the agreement, including reduction of the royalties we are paid. Merz and CMCC have the ability to terminate the agreement upon providing six months’ notice. Upon any such termination, the patents licensed to Merz would revert to CMCC and Merz would no longer have the rights to use the licensed patents or be obligated to pay us royalties.

In November 2005, we sold all of our worldwide rights and assets related to XERECEPT to two subsidiaries of Celtic. Pursuant to that agreement, we have received a total of $33 million in upfront non-refundable payments, of which we received $29 million through June 30, 2006, with $4 million paid in January 2007. We are also entitled to receive up to an additional $15 million in payments upon the achievement of certain regulatory objectives, and, if XERECEPT is approved for commercial sale, we are entitled to receive profit-sharing payments on sales in the United States and royalties on sales elsewhere in the world. We also entered into a collaboration and services agreement with Celtic, pursuant to which we continue to administer and procure third-party Phase 3 clinical

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development services in the United States related to XERECEPT, in exchange for reimbursement of such expenses incurred by us. During the years ended June 30, 2007 and 2006, we have incurred expenses of approximately $5.5 million and $4.1 million, respectively, and have a receivable of $0.4 million and $1.6 million as of June 30, 2007 and 2006, respectively. This agreement expires in November 2011 unless earlier terminated by the parties in accordance with its terms.

Note 12. 401(k) Plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees. Participating employees may defer a portion of their pretax earnings, up to the limit established by the Internal Revenue Service. The Company made employer contributions to the plan, recorded as expense, of $12,888, $11,171, and $3,546, in the fiscal years ended June 30, 2007, 2006, and 2005, respectively.

Note 13. Subsequent Events

In July 2007, the Company received a royalty payment in the amount of $2.0 million from Merz for sales of memantine in the quarter ended March 31, 2007. Royalty revenue received pursuant to the agreement with Merz is recorded when received, which occurs in the second quarter following the quarter in which the revenues are earned by Merz’s marketing partners.

In August 2007, the Company filed a registration statement on Form S-1 with the SEC under which the Company plans to sell up to $65 million in an underwritten public offering of its common stock.

On August 29, 2007, the Company received notification from the NASDAQ Listing Qualifications Department that it is not in compliance with the $35 million market value of listed securities requirement for continued listing on The NASDAQ Capital Market. In accordance with NASDAQ rules, the Company has a cure period of 30 calendar days, or until September 28, 2007, to regain compliance. The Company was further advised that it does not comply with either the NASDAQ’s minimum $2.5 million stockholders’ equity requirement or the requirement that the Company report at least $500,000 of net income from continuing operations in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. To maintain its NASDAQ listing, the Company must comply with at least one of these three alternative listing standards. Additionally, the Company’s stock price must trade above $1.00 per share and, as of the date of this filing, it was trading under the required level. The Company expects it will be able to regain compliance with the necessary listing standards through a planned reverse stock split and the completion of a proposed public offering pursuant to the Company’s registration statement on Form S-1 that was filed with the SEC on August 13, 2007. Because the offering is not expected to close until after the above-referenced 30-day cure period expires on September 28, 2007, the Company expects that it will need to appeal a preliminary delisting action by NASDAQ and cure the deficiency during the appeal period.

On August 16, 2007, the Company filed a definitive proxy statement seeking stockholder approval for a reverse split of its outstanding common stock within a range of 1:5 to 1:7. A special meeting of stockholders was held on September 12, 2007 and the proposal was approved. As of the

Neurobiological Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date of this filing, the reverse stock split had not been implemented and as a result is not reflected in the historical share and per-share information contained in this report. Upon the effectiveness of the reverse stock split, historical information will be adjusted to give effect to the split as if it had been in effect for prior periods.

On September 12, 2007, the Company completed a $6 million debt and equity financing under its effective shelf registration statement. In the financing, the Company issued $6 million in principal amount of senior secured promissory notes and 2,750,000 shares of common stock. The notes accrue interest at a rate of 15% per annum and are due on the earlier of January 15, 2008 or seven days after the completion of the Company’s planned underwritten common stock offering. Interest is payable in cash monthly starting October 15, 2007 and, upon the occurrence of an event of default, interest will begin to accrue at a rate of 19% per annum. If any amounts remain outstanding under the notes after January 15, 2008, future royalty payments received from Merz will be paid into a separate account maintained for the benefit of the note holders until repayment of all outstanding principal and accrued interest. The notes were issued under an indenture and supplemental indenture entered into with U.S. Bank National Association as trustee.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As discussed below, we have identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”) in Internal Control-Integrated Framework. Management’s assessment concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2007 as a result of a material weakness.

A material weakness is a control deficiency, or combination of control deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2007, our management has identified in its assessment of our internal controls over financial reporting that we had insufficient controls over the quarterly and year-end financial close process, which required significant post-closing adjustments related to stock options, accounts payable and accrued liabilities. Due to the magnitude of these errors, management concluded that we had a material weakness in our financial close process.

Subsequent to June 30, 2007, we initiated actions to remediate this material weakness by enhancing the accounting policies and procedures related to our financial close process, particularly related to stock options, accounts payable and accrued liabilities.

Management has discussed the material weakness described above and related corrective actions with the Audit Committee and our independent registered public accounting firm. Our independent registered public accounting firm, Odenberg, Ullakko, Muranishi & Co. LLP, has audited management’s assessment of the effectiveness of our internal control over financial reporting and has issued an attestation report, which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Neurobiological Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Neurobiological Technologies, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of June 30, 2007, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2007, management has identified in its assessment of the Company’s internal controls over financial reporting that the Company had insufficient controls over the quarterly and year-end financial close process which required significant post-closing adjustments related to stock options and accounts payable and accrued liabilities. Due to the magnitude of these errors, management concluded that the Company had a material weakness in its financial close process.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, because of the effect of the material weakness described in the preceding paragraph on the achievement of the objectives of the control criteria, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neurobiological Technologies, Inc. as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. The aforementioned material weakness was considered in determining the nature, timing, and extent of our audit of the consolidated financial statements as of and for the year ended June 30, 2007. This report does not affect our report dated September 12, 2007 on the consolidated financial statements (which includes a matter of emphasis paragraph related to Neurobiological Technologies, Inc.’s ability to continue as a going concern) on which we expressed an unqualified opinion thereon.

/s/    Odenberg, Ullakko, Muranishi & Co. LLP

San Francisco, California

September 12, 2007

ITEM 9B.  OTHER INFORMATION

In the fourth quarter ended June 30, 2007, the Company had no events that were required to be reported on Form 8-K but that were not filed to date.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of September 10, 2007, information about our directors and executive officers:

Name	Age	Position(s)
Paul E. Freiman.	73	President and Chief Executive Officer and Director
Craig W. Carlson	59	Vice President, Finance and Chief Financial Officer
David E. Levy, M.D	66	Vice President, Clinical Development
Karl G. Trass	47	Vice President, Regulatory Affairs & Quality Assurance
Warren W. Wasiewski, M.D.	55	Vice President, Clinical Programs
Abraham E. Cohen (2)	71	Chairman of the Board of Directors
Enoch Callaway, M.D. (3)	83	Director
Ronald E. Cape, Ph.D. (2)(3)	74	Director
Theodore L. Eliot, Jr. (1)(2)	79	Director
William A. Fletcher	60	Director
F. Van Kasper (1)	70	Director
Abraham D. Sofaer (1)(2)(3)	69	Director
John B. Stuppin	74	Director

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the nominating and corporate governance committee.

Paul E. Freiman joined us as a director in April 1997 and was elected President and Chief Executive Officer in May 1997. He is the former chairman and chief executive officer of Syntex Corporation, where he was instrumental in the sale of Syntex to Roche Holdings for $5.3 billion. At Syntex, he was responsible for moving Syntex’s lead product, Naprosyn, to over-the-counter status, where it is now marketed by Proctor & Gamble as Aleve. Mr. Freiman currently serves as chairman of the board of SciGen Pte. Ltd. and serves on the boards of Penwest Pharmaceutical Co., Calypte Biomedical Corporation, Otsuka America Pharmaceuticals, Inc. and NeoPharm, Inc. He has been chairman of the Pharmaceutical Manufacturers Association of America, or PhARMA, and has also chaired a number of key PhARMA committees. Mr. Freiman is also an advisor to Burrill & Co., a San Francisco merchant bank. Mr. Freiman holds a B.S. degree from Fordham University and an honorary doctorate from the Arnold & Marie Schwartz College of Pharmacy.

Craig W. Carlson joined us as Vice President, Finance and Chief Financial Officer in July 2006. From December 2005 until joining NTI, Mr. Carlson was employed as a business consultant, primarily focused on advising a private biotechnology company. Prior to that, Mr. Carlson was employed with Cygnus, Inc., where he held several executive-level positions, including Chief Financial Officer and Chief Operating Officer, beginning in 1993 until the company’s acquisition by Animas Corporation in April 2005. At Cygnus, a developer and manufacturer of an automatic and non-invasive glucose monitor, Mr. Carlson’s primary responsibilities included financial and accounting management, SEC reporting, Sarbanes-Oxley compliance, capital raising, as well as overseeing U.S. and international sales and marketing, business development and investor relations functions. He serves on the board of directors of Orthogene, Inc., a private biopharmaceutical company. Mr. Carlson holds an M.B.A. degree from Stanford University, a M.S. degree from Hofstra University and a B.A. degree from Union College, Schenectady, NY.

David E. Levy, M.D. was appointed as our Vice President, Clinical Development in September 2004 following our acquisition of Empire Pharmaceuticals. From June 2003 to August 2004 Dr. Levy was international project team leader at Eisai Medical Research, Inc. where he directed a clinical program to develop a novel, new therapy in Alzheimer’s disease as well as acute ischemic stroke programs. He was a co-founder of Empire Pharmaceuticals and previously served as an advisor to Empire Pharmaceuticals and as senior director of medical research at DOV Pharmaceutical, Inc., where he directed several clinical development programs from June 2001 to May 2002. From 1991 to 2001, Dr. Levy was with Knoll Pharmaceuticals, serving initially as senior director and therapeutic head of clinical CNS and then as senior director of cardiovascular/ internal medicine. Dr. Levy served as executive vice chair of neurology from 1988 to 1991 at Weill-Cornell Medical College and New York Presbyterian Hospital and continues to serve as adjunct associate professor of neurology and adjunct associate attending neurologist at these institutions. Dr. Levy is a fellow of the American Academy of Neurology, the American College of Physicians, and the Stroke Counsel of the American Heart Association. Dr. Levy holds a B.A. degree from Harvard College and an M.D. degree from Harvard Medical School.

Karl G. Trass was appointed as our Vice President, Regulatory Affairs & Quality Assurance in September 2005. Mr. Trass has over thirteen years of regulatory affairs experience, including supervising the preparation and filing of both new drug applications and biologics applications, which resulted in four compounds receiving FDA marketing approval. Mr. Trass has extensive experience in a variety of therapeutic areas, including oncology and cardiovascular, and has had significant regulatory experience outside of the United States. From March 2004 to October 2004, Mr. Trass was Director of Regulatory Affairs with Sangamo BioSciences. He held the same position at Gilead Sciences, Inc. in Foster City, California from January 2003 to July 2003, and was Associate Director of Regulatory Affairs for Tularik, Inc. from December 2000 to December 2002. Earlier, he was Senior Manager for Regulatory Affairs at Genentech, Inc. and Senior Associate for Regulatory Affairs with Syntex of Palo Alto. Mr. Trass holds a B.S. degree from Indiana University.

Warren W. Wasiewski, M.D. was appointed as our Vice President, Clinical Programs in February 2007. He is a board certified pediatric neurologist with an extensive clinical career, including 19 years in pediatric neurology. Prior to joining NTI, Dr. Wasiewski was employed with AstraZeneca LP from December 2001 to February 2007, where he began as an Associate Medical Director and was promoted to Senior Medical Director of Clinical Research CNS/Emerging Products. Before joining AstraZeneca, Dr. Wasiewski was Chairman of Pediatrics at Lancaster General Hospital from 1998 to 2001, and from 1991 to 2001 he was a Consultant Neurologist at Pediatric Neurology Associates in Lancaster, Pennsylvania, a practice he founded in 1991. Prior to founding Pediatric Neurology Associates he was an assistant professor of pediatrics at Penn State Medical School in Hershey, Pennsylvania. Among his professional affiliations, Dr. Wasiewski is a Fellow of the American Academy of Neurology, Fellow of the American Academy of Pediatrics, a member of Alpha Omega Alpha the national Medical Honor Society and a member of the American Heart Association. He is widely published in areas of disease of the central nervous system including migraine and stroke.

Abraham E. Cohen has been a director since March 1993 and has been Chairman of the Board since August 1993. From 1982 to 1992, Mr. Cohen served as Senior Vice President of Merck & Co., or Merck, and from 1977 to 1988 as President of the Merck Sharp & Dohme International Division, or MSDI. While at Merck, he played a key role in the development of Merck’s international business, initially in Asia, then in Europe and, subsequently, as President of MSDI, which manufactures and markets human health products outside the United States. Since his retirement from Merck and MSDI in January 1992, Mr. Cohen has been active as an international business consultant. He was a director of Agouron Pharmaceuticals, Inc. until its merger with Warner-Lambert Company. He is currently Chairman and President of Kramex Corporation and serves as a director of four other public companies: Akzo Nobel N.V., Chugai Pharmaceutical Co., Teva Pharmaceutical Industries, Ltd. and Vasomedical, Inc.

Enoch Callaway, M.D. is one of our founders and has served as a director since September 1987. Dr. Callaway previously served as chairman of our Board of Directors from September 1987 to November 1990, as co-chairman of the Board from November 1990 until August 1993, as Vice President from September 1988 until August 1993 and as our Secretary from September 1988 until September 1991. Dr. Callaway has been Emeritus Professor of Psychiatry at the University of California, San Francisco since 1986, where he also served as Director of Research at the Langley Porter Psychiatric Institute from 1959 to 1986. Dr. Callaway was Staff Psychiatrist, SFVAMC, 1996-1997. He is a member of the Institutional Review Board for SAM Technologies, Inc. and Abratek, Inc.

Ronald E. Cape, Ph.D. has been a director since November 2004 and previously served as a consultant to us since our founding. Dr. Cape has worked in the biotechnology industry for more than 30 years and currently serves as a consultant for several public and private biotechnology companies. He co-founded Cetus Corporation in 1971 and served as chairman for 20 years and Chief Executive Officer for 13 years until Cetus merged with Chiron Corporation in 1991. Cetus was a pioneer in genetic engineering, developing a technology that was ultimately awarded a Nobel Prize. Dr. Cape was the founding chairman of Darwin Molecular Corporation, which was later sold to Chiroscience plc. Dr. Cape serves on the board of EntreMed, Inc. , a clinical-stage pharmaceutical company focused on developing multi-mechanism oncology drugs . He also serves as a director for several privately held companies, including Caprion, Inc., Neugenesis Corp. and PureTech Ventures LLC. Dr. Cape was a founding member of the Industrial Biotechnology Association (now the Biotechnology Industry Organization or BIO), where he served as President from 1983 until 1985. Dr. Cape is a fellow of the American Academy of Arts and Sciences, the American Academy of Microbiology and the American Association for the Advancement of Science and has served as a board member of a number of arts and charitable organizations, including the San Francisco Opera. He has also served on the boards of Princeton University, Rockefeller University, the Whitehead Institute at M.I.T. and the Board of Regents at the National Library of Medicine, NIH. He holds an A.B. degree from Princeton University, an M.B.A. degree from Harvard University and a Ph.D. degree in biochemistry from McGill University.

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

William A. Fletcher has served as a director since February 2007. Most recently, Mr. Fletcher was Chairman—North America of Teva Pharmaceutical Industries Ltd. since December 2004. Prior to that, he was President & CEO of Teva’s North American activities from 1985 until the end of 2004. Mr. Fletcher served as Vice President, Sales and Marketing of the Pennsylvania based Lemmon Company (1980 to 1983) and then as President (1983-1985) following the company’s acquisition by Teva and WR Grace. Prior to 1980, Mr. Fletcher was Business Development Manager and International Marketing Manager of Synthelabo, a pharmaceutical subsidiary of L’Oreal in Paris. From

1970 to 1977 he served in various international sales and marketing positions for Hoffman-LaRoche. Mr. Fletcher graduated in International Marketing from Woolwich Polytechnic, London (now Greenwich University) in 1969. He serves as a board member for several Teva subsidiary companies in North America and Europe, and is a director of Sportwall International Inc., a growth company in the interactive fitness industry.

F. Van Kasper has been a director since January 2004. Mr. Kasper served as Chairman of Wells Fargo Securities, the institutional brokerage and investment bank for Wells Fargo and Company, prior to his retirement in March 2003. Mr. Kasper entered the brokerage business in 1964 with Merrill Lynch and Co., Inc. and in 1978 co-founded Van Kasper and Company, a regional investment bank. As Chairman and Chief Executive Officer of Van Kasper, he guided its growth from a handful of employees to a bank with over 350 employees in 15 offices in 4 states when it was sold in 1999. During his investment career, Mr. Kasper was elected as a Governor of the National Association of Securities Dealers and as a Director and Vice Chairman of the Securities Industry Association. Mr. Kasper is active in the San Francisco, California area non-profit community, most recently as a director and member of the Investment Committee for the University of California San Francisco Foundation and serves as Chairman Emeritus for San Francisco’s Exploratorium Museum. Mr. Kasper holds a B.S. degree from California State University.

Abraham D. Sofaer has served as a director since April 1997. Mr. Sofaer is the first George P. Shultz Distinguished Scholar & Senior Fellow at the Hoover Institution, Stanford University, appointed in 1994. He has also been a Professor of Law (by courtesy) at Stanford Law School. From 1990 to 1994, Mr. Sofaer was a partner at the law firm of Hughes, Hubbard & Reed in Washington, D.C., where he represented several major U.S. public companies. From 1985 to 1990, he served as the Legal Adviser to the United States Department of State, where he was principal negotiator on several international disputes. From 1979 to 1985, he served as a federal judge in the Southern District of New York. Mr. Sofaer is registered as a qualified arbitrator with the International Chamber of Commerce (ICC) of Arbitration Committee and the American Arbitration Association and is a member of the National Panel of the Center for Public Resolution of Disputes (CPR). Mr. Sofaer is on the board of directors of Gen-Probe, Inc., and Rambus, Inc. and the International Advisory Committee of Chugai Biopharmaceuticals, Inc. He is president of the American Friends of the Koret Israel Economic Development Fund and a director of the Koret Foundation. He also serves as Chairman of the National Museum of Jazz in Harlem. Mr. Sofaer holds a B.A. degree from Yeshiva College and a L.L.B. degree from New York University.

John B. Stuppin is one of our founders and has served as a director since September 1988. From September 1987 until October 1990, Mr. Stuppin served as our President, from November 1990 to August 1993 as co-chairman of the Board, from October 1990 until September 1991 as our Executive Vice President, and from April 1991 until July 1994 as our Treasurer. He also served as our acting Chief Financial Officer from our inception through December 1993 and served as a part-time employee in a business development capacity from December 1990 to December 2005. Mr. Stuppin is an investment banker and a venture capitalist. He has over 40 years experience in the start up and management of companies active in emerging technologies and has been the president of a manufacturing company. He is chairman of the board of Energy Focus, Inc. Mr. Stuppin holds an A.B. degree from Columbia University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all reports filed under Section 16(a). To the Company’s knowledge, based solely on the review of copies of the reports furnished to the Company, all executive officers, directors and greater-than-10% stockholders were in compliance with all applicable Section 16(a) filing requirements in fiscal 2007.

Code of Conduct

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), which applies to all directors and officers. A copy of this Code of Conduct is available on our website at www.ntii.com and any waivers from or amendments to the Code of Conduct will be posted on our website.

Director Independence

Our Board of Directors annually determines the independence of each of our directors and nominees in accordance with the independence standards set forth in the NASDAQ Marketplace Rules. These rules provide that “independent” directors are those who are independent of management and free from any relationship that, in the judgment of the Board of Directors, would interfere with their exercise of independent judgment. No director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Members of the audit committee must be independent and must also satisfy a separate independence requirement pursuant to the Securities Exchange Act of 1934, as amended, which requires that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from us, other than their directors’ compensation.

Based on its review, our Board of Directors has determined that all directors, other than Messrs. Freiman and Stuppin, are “independent directors” as defined by the rules of The NASDAQ Stock Market. In making its determination regarding the independence of the non-employee directors, the Board considered, among other things, the stock holdings of the non-employee directors and to what extent such holdings may affect their ability to exercise independent judgment. None of these independent directors is a party to any transaction, relationship or arrangement not disclosed pursuant to Item 404(a) of Regulation S-K. There are no family relationships among any of our directors or executive officers.

Board Committees

Our Board of Directors has standing audit, compensation, and nominating and corporate governance committees. The composition and primary responsibilities of each committee are described below.

Audit Committee

Our audit committee is comprised of Messrs. Kasper (Chairman), Eliot, Jr. and Sofaer. Our audit committee oversees the accounting and financial reporting processes of the Company and audits of our financial statements and reviews the effectiveness of our internal control over financial reporting. In that regard, the audit committee’s responsibilities are, among other things, to appoint and provide for the compensation of our independent registered public accounting firm, to oversee and evaluate their performance, to review our interim and annual financial statements, independent audit reports and management letters, and to perform other duties specified in the charter of the audit committee. Our Board of Directors has determined that all members of the audit committee satisfy the current independence standards promulgated by both The NASDAQ Stock Market (including independence standards for audit committee members) and the SEC. The Board has also determined that Mr. Kasper is an audit committee financial expert, as the SEC has defined that term in Item 407 of Regulation S-K.

Compensation Committee

Our compensation committee is comprised of Messrs. Cohen (Chairman), Eliot and Sofaer and Dr. Cape. Our compensation committee assists the Board of Directors with respect to compensation for our executive officers and independent directors and administers our equity-based compensation plans. In that regard, the compensation committee’s responsibilities are, among other things, to determine the level and form of compensation for our executive officers, including the Chief Executive Officer, and directors, to oversee administration of our equity incentive plans, to report annually to our stockholders on executive compensation, and to perform other duties specified in the charter of the compensation committee. Our Board of Directors has determined that all members of the compensation committee satisfy the current independence standards promulgated by The NASDAQ Stock Market.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is comprised of Drs. Cape (Chairman) and Callaway and Mr. Sofaer. Our nominating & corporate governance committee identifies, evaluates and recommends individuals for election as directors at each annual or special meeting of the stockholders, oversees the evaluation of the Board’s performance, develops and recommends to the Board corporate governance guidelines, and provides oversight with respect to corporate governance and ethical conduct. Procedures for the consideration of director nominees recommended by stockholders are set forth in our amended and restated bylaws. Our Board of Directors has determined that all members of the nominating & corporate governance committee satisfy the current independence standards promulgated by The NASDAQ Stock Market.

Charters for our audit committee, compensation committee, and nominating and corporate governance committee are posted on our website at www.ntii.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the section entitled “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be held November 16, 2007.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the Annual Meeting of Stockholders to be held November 16, 2007.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be held November 16, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the section entitled “Audit Fees” in our Proxy Statement for the Annual Meeting of Stockholders to be held November 16, 2007.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Financial statements for the three years ended June 30, 2007 are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (8)

3(i).1	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (3)

3.2	Amended and Restated Bylaws of Neurobiological Technologies, Inc. (7)

3.3	Certificate of Designation, Preferences and Rights of Series RP Preferred Stock of Registrant. (10)

4.1	Form of Common Stock Certificate. (1)

4.2	Form of Warrant to Purchase Common Stock, issued March 1, 2004 to investors in a private placement transaction. (5)

4.3	Form of Rights Certificate for RP Preferred Stock. (10)

4.4	Form of Common Stock Warrant issued to certain institutional investors as a component of the units in a private placement transaction on April 4, 2007. (18)

4.5	Indenture, dated as of September 12, 2007, by and between the Company and U.S. Bank National Association, as Trustee under the Indenture. (20)

4.6	First Supplemental Indenture, dated as of September 12, 2007, by and between the Company and U.S. Bank National Association, as Trustee under the Indenture. (20)

4.7	Form of Senior Secured Note. (20)

10.1	1993 Stock Plan. (4)*

10.2	Form of Indemnity Agreement between the Company and its directors and officers. (1)*

10.3	License and Cooperation Agreement among the Company, Merz + Co. GmbH & Co. and Children’s Medical Center Corp., effective as of April 16, 1998. (17)+

10.4	Payment Agreement between the Company and Children’s Medical Center Corp., effective as of April 16, 1998. (2)+

10.5	2003 Equity Incentive Plan. (6)*

10.6	2003 Employee Stock Purchase Plan. (6)*

10.7	Rights Agreement, dated May 19, 2005, by and between American Stock Transfer & Trust Co., as Rights Agent, and the Company. (10)

Exhibit No.	Description

10.8	Project Contract, dated January 1, 2005, by and between the Company and ICON Clinical Research, L.P. (protocol NTI 302) (11)+

10.9	Project Contract, dated May 1, 2004, by and between the Company and ICON Clinical Research, L.P. (protocol NTI 303) (11)+

10.10	License Agreement, dated as of March 29, 2002, by and between Abbott Laboratories and Empire Pharmaceuticals, Inc. (11)+

10.11	First Amendment to License Agreement, dated as of October 22, 2003, by and between Abbott Laboratories and Empire Pharmaceuticals, Inc. (11)+

10.12	Drug Product Development and Clinical Supply Agreement, dated as of April 1, 2005, by and between the Company and Baxter Pharmaceutical Solutions LLC, (11)+

10.13	Master Clinical Development Agreement, dated as of July 25, 2005, by and between the Company and SCIREX Corporation. (11)

10.14	Cooperation and Supply Agreement, dated March 1, 2005, by and between the Company and Nordmark Arzneimittel GmbH & Co. KG. (9)+

10.15	Office Lease Agreement, dated April 22, 2005, by and between CA-Emeryville Properties Limited Partnership and the Company. (9)

10.16	Commercial Sublease, dated May 18, 2005, between the Company and Refac. (11)

10.17	Loan and Security Agreement, dated August 18, 2005, by and between Comerica Bank and the Company. (12)

10.18	First Amendment to Loan and Security Agreement, dated September 20, 2005, by and between Comerica Bank and the Company. (12)

10.19	Asset Purchase Agreement, dated September 19, 2005, by and between the Company, Neutron ROW Ltd. and Neutron Ltd. (12)

10.20	Collaboration and Services Agreement, dated November 28, 2005, by and between Neutron Ltd. and the Company. (13)

10.21	Agreement on the Establishment of a Snake Farm and Purification Unit, dated January 18, 2006, by and between the Company and Nordmark Arzneimittel GmbH & Co. KG. (16)

10.22	Amendment to the Agreement on the Establishment of a Snake Farm and Purification Unit, dated March 6, 2006, by and between the Company and Nordmark Arzneimittel GmbH & Co. KG. (16)

10.23	Consultancy Services Agreement Concerning the Conduct of Clinical Trials, dated February 16, 2006, by and between the Company and “S&P” Pharmatest Management GmbH. (14)

10.24	Amendment to Agreement by and between the Company and SCIREX Corporation, dated April 26, 2006. (16)

10.25	Employment Offer Letter, dated July 31, 2006, by and between the Company and Craig Carlson. (15)*

10.26	Consulting Agreement between the Company and Lisa U. Carr, M.D., Ph.D., dated July 1, 2007 (19)*

Exhibit No.	Description

10.27	Securities Purchase Agreement between the Company and certain institutional investors, dated March 30, 2007 (18)

10.28	Master Clinical Services Agreement, dated January 16, 2007, by and between the Company and ICON Clinical Research Limited.

10.29	Securities Purchase Agreement, dated as of September 12, 2007, by and among the Company and the purchasers listed therein. (20)

10.30	Security Agreement, dated as of September 12, 2007, by and between the Company and U.S. Bank National Association, as Trustee under the Indenture. (20)

21.1	Subsidiary of the Company.

23.1	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Powers of Attorney. (Contained on Signature Page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit is filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 (Registration No. 33-74118-LA) and is incorporated herein by reference.

(2)	This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 1998 and is incorporated herein by reference.

(3)	This exhibit is filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed February 10, 2006 and is incorporated herein by reference.

(4)	This exhibit is filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 9, 2001 and is incorporated herein by reference.

(5)	This exhibit is filed as an exhibit to the Registrant’s Current Report on Form 8-K filed March 4, 2004 and is incorporated herein by reference.

(6)	This exhibit is filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 9, 2003 and is incorporated herein by reference.

(7)	This exhibit is filed as an exhibit to the Registrant’s Current Report on Form 8-K filed June 20, 2007 and is incorporated herein by reference.

(8)	This exhibit is filed as an exhibit to the Registrant’s Registration Statement on Form S-3 filed February 25, 2005 and is incorporated herein by reference.

(9)	This exhibit is filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed May 10, 2005 and is incorporated herein by reference.

(10)	This exhibit is filed as an exhibit to the Registrant’s Registration Statement on Form 8-A filed May 20, 2005 and is incorporated herein by reference.

(11)	This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2005, filed September 28, 2005 and is incorporated herein by reference.

(12)	This exhibit is filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 9, 2005 and is incorporated herein by reference.

(13)	This exhibit is filed as an exhibit to the Registrant’s Current Report on Form 8-K filed December 1, 2005 and is incorporated herein by reference.

(14)	This exhibit is filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed May 10, 2006 and is incorporated herein by reference.

(15)	This exhibit is filed as an exhibit to the Company’s Current Report on Form 8-K filed August 2, 2006 and is incorporated herein by reference.

(16)	This exhibit is filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2006, filed November 6, 2006 and is incorporated herein by reference.

(17)	This exhibit is filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed February 8, 2007 and is incorporated herein by reference.

(18)	This exhibit is filed as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2007 and is incorporated herein by reference.

(19)	This exhibit is filed as an exhibit to the Company’s Current Report on Form 8-K filed July 6, 2007 and is incorporated herein by reference.

(20)	This exhibit is filed as an exhibit to the Company’s Current Report on Form 8-K filed September 12, 2007 and is incorporated herein by reference.

+	Confidential treatment has been granted with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neurobiological Technologies, Inc.

	By:	/S/ PAUL E. FREIMAN
Dated: September 13, 2007		Paul E. Freiman President, Chief Executive Officer

POWERS OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul E. Freiman and Craig W. Carlson, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PAUL E. FREIMAN Paul E. Freiman	Director, President and Chief Executive Officer (Principal Executive Officer)	September 13, 2007

/S/ CRAIG W. CARLSON Craig W. Carlson	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 13, 2007

/S/ ABRAHAM E. COHEN Abraham E. Cohen	Chairman of the Board	September 13, 2007

/S/ ENOCH CALLAWAY Enoch Callaway	Director	September 13, 2007

/S/ RONALD E. CAPE Ronald E. Cape, Ph.D.	Director	September 13, 2007

/S/ THEODORE L. ELIOT, JR. Theodore L. Eliot, Jr.	Director	September 13, 2007

/S/ WILLIAM A. FLETCHER William A. Fletcher	Director	September 13, 2007

/S/ F. VAN KASPER F. Van Kasper	Director	September 13, 2007

/S/ ABRAHAM D. SOFAER Abraham D. Sofaer	Director	September 13, 2007

/S/ JOHN B. STUPPIN John B. Stuppin	Director	September 13, 2007