Form 10-Q
period 2007-09-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2007-11-08
CIK 918112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common Stock, $.001 Par Value: 26,903,053 shares outstanding as of November 2, 2007.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	June 30, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,934,215	$5,537,937
Investments	2,495,841	3,366,269
Interest receivable	7,387	52,524
Accounts receivable	812,544	429,840
Prepaid expenses and other current assets	884,348	862,006

Total current assets	10,134,335	10,248,576
Restricted cash	32,014	31,934
Deposits	53,000	53,000
Deferred offering costs	733,763	—
Property and equipment, net	534,765	587,577

TOTAL ASSETS	$11,487,877	$10,921,087

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,423,397	$1,622,583
Accrued clinical trial expenses	795,744	1,579,519
Accrued professional expenses	305,143	343,796
Accrued toxicology and manufacturing expenses	536,787	825,507
Other accrued liabilities	1,187,821	933,090
Deferred revenue	5,500,000	5,500,000
Short-term notes payable, net of discount of $1,748,268	4,251,732	—
Warrant liability	515,676	3,417,957

Total current liabilities	14,516,300	14,222,452
Deferred revenue, net of current portion	17,416,674	18,791,673

Total liabilities	31,932,974	33,014,125

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized, 2,332,000 Convertible Series A shares issued and 494,000 outstanding at September 30, 2007 and June 30, 2007 (aggregate liquidation preference of $247,000 at September 30, 2007 and June 30, 2007)	247,000	247,000
Common stock, $.001 par value, 50,000,000 shares authorized at September 30, 2007 and June 30, 2007 and 5,083,470 and 4,690,613 shares issued and outstanding at September 30, 2007 and June 30, 2007, respectively	5,083	4,691
Additional paid-in capital	89,496,339	86,929,990
Accumulated deficit	(110,190,601)	(109,269,107)
Accumulated other comprehensive loss	(2,918)	(5,612)

Total stockholders’ equity (deficit)	(20,445,097)	(22,093,038)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,487,877	$10,921,087

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter ended September 30,
	2007	2006
REVENUES:
Technology sale and collaboration services	$1,919,356	$3,191,672
Royalty	1,980,443	1,589,063

Total revenues	3,899,799	4,780,735

EXPENSES:
Research and development	5,460,426	5,858,459
General and administrative	1,658,794	1,493,648

Total expenses	7,119,220	7,352,107

Operating loss	(3,219,421)	(2,571,372)
Investment income	33,826	153,638
Interest expense, including non-cash amortization of discount on notes of $587,829	(638,180)	—
Non-cash gain on change in fair value of warrants	2,902,281	—

NET LOSS	$(921,494)	$(2,417,735)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.19)	$(0.57)

Shares used in basic and diluted net loss per share calculation	4,771,747	4,222,633

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(921,494)	$(2,417,735)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	54,293	58,288
Stock-based compensation	240,644	212,798
Non-cash gain on change in fair value of warrants	(2,902,281)	—
Amortization of note discount	587,829	—
Changes in assets and liabilities:
Interest receivable	45,137	7,533
Accounts receivable	(382,704)	(246,772)
Prepaid expenses and other current assets	(22,342)	(71,698)
Restricted cash	(80)	(93)
Accounts payable and accrued liabilities	(1,234,910)	(265,510)
Deferred revenue	(1,375,000)	(1,375,000)

Net cash used in operating activities	(5,910,908)	(4,098,189)

INVESTING ACTIVITIES:
Purchase of investments	(400,000)	(1,800,000)
Maturity and sale of investments	1,273,122	2,013,188
Purchases of property and equipment	(1,481)	(18,477)

Net cash provided by investing activities	871,641	194,711

FINANCING ACTIVITIES:
Proceeds from issuance of notes and common stock, net of issuance costs	5,990,000	—
Deferred offering costs paid	(554,455)	—

Net cash provided by financing activities	5,435,545	—

Increase (decrease) in cash and cash equivalents	396,278	(3,903,478)
Cash and equivalents at beginning of period	5,537,937	9,736,958

Cash and equivalents at end of period	$5,934,215	$5,833,480

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Neurobiological Technologies, Inc. and its subsidiary (“NTI,” “we,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted for reporting on interim periods and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) contained in the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the enclosed condensed consolidated financial statements do not include all of the information and footnote disclosures required by U.S. generally accepted accounting principles for reporting on other than interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

The notes and accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. Operating results for the quarter ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008, or any future interim period. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted for reporting on interim periods in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements together with the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, NTI-Empire, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one segment, therapeutic drug development.

The consolidated balance sheet at June 30, 2007 has been derived from the audited financial statements at that date but does not include all the information and notes required by U.S. generally accepted accounting principles for financial statements prepared for other than interim periods.

In the course of our development activities, we have incurred significant losses in every year since inception, except for fiscal 2001, and we will likely incur additional operating losses at least through fiscal 2010 as we continue our drug development efforts. As of September 30, 2007, an accumulated deficit of $110.2 million and total stockholders’ deficit of $20.4 million. Management believes that the Company’s cash resources at September 30, 2007 and the net proceeds of approximately $55 million from the sale of common stock in early November 2007, minus approximately $6 million that will be used in November 2007 to repay outstanding indebtedness, will provide adequate liquidity to fund the Company’s operations at least through fiscal year 2009 (See Note 10).

REVERSE STOCK SPLIT

On August 16, 2007, the Company filed a definitive proxy statement seeking stockholder approval for a reverse split of its outstanding common stock within a range of 1-for-5 to 1-for-7. A special meeting of stockholders was held on September 12, 2007 and the proposal was approved. On September 14, 2007, the Board of Directors authorized a 1-for-7 reverse split of the Company’s common stock, which became effective on September 17, 2007. All share and per share information contained in this filing has been adjusted to give effect to the split as if it had been in effect for prior periods.

RECLASSIFICATION

In connection with the preparation of the consolidated financial statements for the quarter ended September 30, 2007, the Company concluded that purchase and maturity and sale of investments in the statement of cash flows inappropriately included purchase and maturity of cash equivalents and interest rate resets on auction rate securities. As a result, the accompanying statement of cash flows for the quarter ended September 30, 2006 has been revised to exclude these transactions. This revision in classification did not affect previously reported cash flows from operations, investing, or financing activities.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is based on the weighted average number of shares of common stock issued and outstanding and excludes potentially dilutive of 1,005,159 and 607,031 for quarters ended September 30, 2007 and 2006, respectively, which consist of shares, underlying outstanding options, warrants and convertible preferred stock, as their effect was anti-dilutive.

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

We recognize revenue in accordance with Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables and the Securities and Exchange Commission Staff Accounting Bulletin, or SAB, 104, Revenue Recognition. Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective reliable evidence of the fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria are identified and applied to each of the units.

Technology sale and collaboration services revenues represent fees received from Celtic Pharma Holdings, L.P., or Celtic, under an asset purchase agreement and a collaboration and services agreement related to the sale of our worldwide rights and assets related to XERECEPT in November 2005. In accordance with EITF Issue 00-21, the asset sale, together with the related clinical development services we provide, are treated as one unit of accounting because we are unable to determine the fair value of the future services to be provided by us under the collaboration and services agreement. Accordingly, we are recording the total up-front revenue of $33 million from the sale of technology ratably over the six-year term of the collaboration and services agreement, which began November 29, 2005. Costs of collaboration services provided by us are billed to Celtic on a monthly basis based on actual internal and external expenses incurred to administer the clinical trials and develop manufacturing for XERECEPT and recognized as revenue combined with the amount of revenue from the sale of technology. Costs of development services paid and related expenses are recognized as incurred. Potential future milestone payments and royalty-sharing payments will be recognized as earned, provided that payment is reasonably assured.

STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans. In September 2003, the Board of Directors adopted the 2003 Equity Incentive Plan, or the 2003 Equity Plan, which was approved by the stockholders in December 2003 and was amended in December 2005. The 2003 Equity Plan replaced the 1993 Stock Plan. The 2003 Equity Plan, as amended, provides for the issuance of options and stock awards and reserves up to 357,142 shares of common stock for issuance under the plan. In general, options are granted with an exercise price equal to the market price of the underlying common stock on the date of the grant, have a term of 7 or 10 years and become exercisable over the vesting period of one, three or four years. The Company distributes newly-issued shares in exchange for the net cash proceeds when stock options are exercised and has not repurchased, and does not expect to repurchase, shares subsequent to their issuance upon stock option exercise.

In September 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan, or the 2003 ESP Plan, which was approved by stockholders in December 2003. The 2003 ESP Plan has reserved 71,428 shares of common stock for sale. The 2003 ESP Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined six month accumulation periods. The price at which the stock is purchased is equal to the lower of 85% of the fair value of the stock on the last trading day before the commencement of the applicable offering period or 85% of the fair value of the common stock on the last trading day of the accumulation period.

During the quarter ended September 30, 2007, the Company granted options to purchase a total of 899 shares of common stock for which the aggregate grant-date fair value was $7,981. The amount of stock-based compensation expense recognized during the quarter ended September 30, 2007 under these plans was $241,000, of which $82,000 has been recorded in research and development expenses and $159,000 has been recorded in general and administrative expenses. The amount of compensation expense recognized during the quarter ended September 30, 2006 under these plans was $213,000, of which $69,000 has been recorded in research and development expenses and $144,000 has been recorded in general and administrative expenses. The Company recorded no income tax benefits for stock-based compensation arrangements for the quarters ended September 30, 2007 and 2006, as the Company has cumulative operating losses, for which a valuation allowance has been established. As of September 30, 2007, there was $1,282,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2003 Equity Plan, which is expected to be recognized over the next four years.

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model, which uses the assumptions noted in the following table. Because option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatilities of the Company’s stock. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method provided for in SAB 107, Share-Based Payment. The risk free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. During the quarter ended September 30, 2007, the Company used a forfeiture rate based on an analysis of historical data, as it reasonably approximates the currently anticipated rate of forfeiture for granted and outstanding options. The Company grants options under the 2003 Equity Plan to both employees and non-employee directors, for whom the vesting period of the grants is four years and one year, respectively. The following assumptions were used for these two types of grants to determine stock-based compensation during the quarters ended September 30, 2007 and 2006.

September 30, 2007:	4 year vesting 7 year term
Weighted average volatility	0.80
Expected dividends	—
Expected term (in years)	4.75
Risk free interest rate	4.21%

September 30, 2006:	4 year vesting 7 year term	4 year vesting 10 year term	1 year vesting 10 year term
Weighted average volatility	0.93	1.08-1.27	1.27
Expected dividends	—	—	—
Expected term (in years)	4.75	6.25	5.50
Risk free interest rate	4.46%	4.35%-4.83%	4.35%

A summary of option activity under the 2003 Equity Plan as of September 30, 2007, and changes during the quarterly period then ended is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2007	425,767	$21.84	—	—
Granted	899	12.25	—	—
Exercised	—	—	—	—
Forfeited and/or expired	(36,067)	25.40	—	—

Outstanding at September 30, 2007	390,599	$21.45	5.25	$0.00

Exercisable at September 30, 2007	277,276	$22.02	4.28	$0.00

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the closing stock price of our common stock on the last trading day of the quarter ended September 30, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of our common stock. No stock options were exercised during the quarter ended September 30, 2007.

If factors change and we employ different assumptions in the application of SFAS 123(R), Share-Based Payment, in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option valuation models to estimate stock-based compensation under SFAS 123(R). Option valuation models were developed for use in estimating the value of traded options, which are listed on organized exchange markets, that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our stock-based payments have characteristics significantly different from those of freely traded, listed options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined in accordance with SFAS 123(R) and SAB 107 using an option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Estimates of stock-based compensation expenses are significant to our financial statements, but these expenses are based on the Black Scholes option valuation model and will never result in the payment of cash by us.

CASH EQUIVALENTS AND INVESTMENTS

The Company’s investments include securities of the U.S. government and its agencies, municipalities, corporations, mortgage-backed and auction rate securities. All securities which are highly liquid and purchased with original maturities of 90 days or less are recorded as cash equivalents. At September 30, 2007 and June 30, 2007, the Company had auction rate debt securities with interest rates that re-set in less than three months, but with maturities longer than three months. The Company has classified its investment securities, including auction rate securities, as available-for-sale securities as it does not intend to hold securities with stated maturities greater than twelve months until maturity. The Company manages its investment securities to maintain an average duration of less than six months and, in response to liquidity requirements and changes in the market value of securities, will sell investment securities prior to their stated maturities. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains or losses, amortization of premiums, accretion of discounts and earned interest are included in investment income. The cost of securities when sold is based upon specific identification.

WARRANTS ISSUED IN CONNECTION WITH EQUITY FINANCINGS

For warrants classified as liabilities under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the fair value of the warrants is recorded on the consolidated balance sheet at issuance and marked to market at each financial reporting date. The change in fair value of the warrants is recorded in the consolidated statements of operations as a non-cash gain (loss) and is estimated using the Black Scholes option valuation model. If factors change and we employ different assumption in future periods, the fair value of these warrants as of each balance sheet date and the resulting change in fair value may differ significantly from what we have recorded in previous periods. The warrants will continue to be reported as a liability until such time as the warrants are exercised or expire or are otherwise modified, at which time the fair value of the warrants will be reclassified from liabilities to stockholders’ equity (deficit). For warrants classified as permanent equity under EITF 00-19, the fair value of the warrants is recorded in stockholders’ equity (deficit) and no further adjustments are made.

NOTE 2—SALE OF RIGHTS TO AND INTERESTS IN XERECEPT

In November 2005, we sold our worldwide rights and assets related to XERECEPT to two subsidiaries of Celtic. Pursuant to that agreement, we received a total of $33 million in up front non-refundable payments. We are entitled to receive up to an additional $15 million in payments upon the achievement of certain regulatory objectives and if XERECEPT is approved for commercial sale, we are entitled to receive profit-sharing payments on sales in the United States and royalties on sales elsewhere in the world.

We also entered into a collaboration and services agreement with Celtic, pursuant to which we continue to administer and procure third-party Phase 3 clinical and manufacturing development services in the United States related to XERECEPT, in exchange for Celtic’s reimbursement of expenses incurred by us. During the three months ended September 30, 2007 and 2006, we incurred expenses of approximately $0.5 million and $1.8 million respectively, and had a receivable of $0.8 million and $0.4 million as of September 30, 2007 and June 30, 2007, respectively. This agreement expires in November 2011, unless terminated earlier in accordance with its terms.

NOTE 3—INVESTMENTS

Available-for-sale securities were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
September 30, 2007
Auction rate securities:
Maturing after 5 years	$2,280	$—	$—	$2,280
Corporate debt obligations:
Maturing within 1 through 5 years	20	—	—	20
U.S. Government obligations:
Maturing after 5 years	144	—	(3)	141
Mortgage and asset-backed securities:
Maturing after 5 years	55	—	—	55

Total investments	$2,499	$—	$(3)	$2,496

June 30, 2007
Auction rate securities:
Maturing after 5 years	$3,130	$—	$—	$3,130
Corporate debt obligations:
Maturing within 1 year	15	—	—	15
Maturing within 1 through 5 years	20	—	—	20
U.S. Government obligations:
Maturing after 5 years	112	1	(3)	110
Mortgage and asset-backed securities:
Maturing after 5 years	95	—	(4)	91

Total investments	$3,372	$1	$(7)	$3,366

NOTE 4—DEBT AND EQUITY FINANCING

On September 12, 2007, the Company completed a $6 million debt and equity financing under its effective shelf registration statement. In the financing, the Company issued $6 million in principal amount of senior secured promissory notes and 392,857 shares of common stock. The notes accrue interest at a rate of 15% per annum and are due on the earlier of January 15, 2008 or seven days after the completion of an underwritten public offering of the Company's common stock. Interest is payable in cash monthly starting October 15, 2007 and, upon the occurrence of an event of default, interest will begin to accrue at a rate of 19% per annum. The notes are secured by a first priority blanket lien on all of the Company's assets and if any amounts remain outstanding under the notes after January 15, 2008, future royalty payments received from Merz will be paid into a separate account maintained for the benefit of the note holders until repayment of all outstanding principal and accrued interest. The notes were issued under an indenture and supplemental indenture entered into with U.S. Bank National Association as trustee.

The $6 million in financing proceeds was allocated to the notes and common shares based on their relative fair values. The $2,336,097 allocated value attributable to the common shares was recorded as a discount to the notes with a corresponding credit to common stock and additional paid-in capital. The note discount is being amortized to interest expense using the effective interest method over the estimated term of the notes, which are expected to be repaid in November 2007 (see Note 10). The effective interest rate on the notes is 326% per annum, based on the stated interest rate, the amount of amortized discount and the estimated term of the notes.

The Company completed an underwritten public offering of its common stock on November 2, 2007 and, as a result, the notes are payable on November 9, 2007 (see Note 10).

NOTE 5—WARRANT LIABILITY

On April 4, 2007, we entered into a securities purchase agreement with certain institutional investors, or the Purchase Agreement, under which we sold in a registered direct offering 434,782 units at a price of $16.10 per unit, with each unit comprising one share of common stock and a warrant to purchase one share of common stock, for net cash proceeds of $6.5 million, after placement agent cash fees and expenses. The offering was made pursuant to an effective shelf registration statement on Form S-3. We also issued warrants to purchase 26,087 shares of our common stock to the placement agent. The warrants are exercisable through April 2012 at an exercise price of $16.80 per share, subject to adjustment in the event of stock dividends, stock splits, reorganization or similar events affecting our common stock.

The warrants provide that, if certain “fundamental transactions” occur prior to their exercise or expiration, such as a merger, sale of substantially all of our assets, or a tender offer or exchange offer with respect to our common stock, then the holders of the warrants will be entitled to receive: (a) shares of common stock of the successor or acquiring corporation; and (b) any additional consideration receivable as a result of such “fundamental transaction” by a holder of the number of shares of common stock for which the warrant was exercisable. Additionally, if certain specified types of “fundamental transactions” occur prior to the exercise or expiration of the warrants, holders of the warrants will be entitled to receive a cash payment equal to the then-current value of the warrants as determined in accordance with the Black Scholes option valuation formula.

Since we offered and sold the warrants in a unit offering pursuant to an effective shelf registration statement, we may only deliver registered shares upon an exercise of the warrants. In order for us to deliver registered shares upon a cash exercise of the warrants, we must timely file any reports required under the Securities Exchange Act of 1934, as amended, to maintain the effectiveness of the registration statement as of the date of exercise. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock , or EITF No. 00-19, our ability to make the timely filings needed to deliver registered shares upon a cash exercise of the warrants, and our potential obligation to cash settle the warrants at fair value if certain “fundamental transactions” occur, are events that are not within our control. As a result, we are required under EITF No. 00-19 to assume that we will be obligated to net cash settle these obligations, thus requiring the warrants to be classified as liabilities. The current fair value of the warrants will continue to be reported as a liability until such time as the warrants are exercised or expire, or we are able to modify the warrant agreements. As a result, we could experience volatility in our consolidated statements of operations due to the changes that occur in the value of the warrant liability at the end of each reporting date.

At September 30, 2007, and June 30, 2007, the fair values of the warrants of $0.5 million and $3.4 million, respectively, were recorded as a liability. The fair values were determined using the Black Scholes option valuation model with the following assumptions: risk-free interest rate of 4.18% and 4.92%; volatility of .80 and .79; dividend yield of 0%; and a remaining contractual life of 4.5 years and 4.75 years at September 30, 2007 and June 30, 2007, respectively. The decrease in the fair value of the warrants is reflected as a non-cash gain in the accompanying consolidated statement of operations for the quarter ended September 30, 2007.

NOTE 6—COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from our net loss, which are the unrealized holding gains and losses on available-for-sale investments, and includes (in thousands):

	Quarter ended September 30,
	2007	2006
Net loss	$(921)	$(2,418)
Other comprehensive income	3	11

Comprehensive loss	$(918)	$(2,407)

NOTE 7—INCOME TAXES

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN No. 48, on July 1, 2007. Upon adoption of FIN No. 48, we commenced a review of our tax position taken in our tax returns that remain subject to examination. Based upon our review we do not believe we have any unrecognized tax benefits or that there is a material impact on our financial condition or results of operations as a result of implementing FIN No. 48.

We file income tax returns in the U.S. and various state jurisdictions. We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we reported net operating losses that are being carried forward. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the three month period ended September 30, 2007.

NOTE 8—RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires a company to recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective for our fiscal year beginning July 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings or accumulated deficit. On July 1, 2007, we adopted FIN No. 48 and there was no material impact on our consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for our fiscal year beginning July 1, 2008. We are currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on our consolidated results of operations and financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. SFAS No. 159 is effective for our fiscal year beginning July 1, 2008. We are currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on our consolidated results of operations and financial position.

In June 2007, the FASB ratified EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF No. 07-03, which requires nonrefundable advance payments for future research and development activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. EITF No. 07-03 will be effective for our fiscal year beginning July 1, 2008. We are currently evaluating the effect, if any, that the adoption of EITF No. 07-03 will have on our consolidated results of operations and financial position.

NOTE 9—NASDAQ LISTING

On August 29, 2007, the Company received notification from the NASDAQ Listing Qualifications Department that it is not in compliance with the $35 million market value of listed securities requirement for continued listing on The NASDAQ Capital Market. Because the Company did not satisfy the alternative listing standards (minimum $2.5 million stockholders’ equity requirement or at least $500,000 of net income from continuing operations in the most recently completed fiscal year or in two of the last three most recently completed fiscal years), the Company’s common stock is potentially subject to delisting. The Company expects it will be able to regain compliance with the necessary listing standards in November 2007 as a result of the completion of the underwritten public offering which closed on November 2, 2007 (see Note 10).

NOTE 10—SUBSEQUENT EVENTS

In October 2007, the Company received a royalty payment in the amount of $2,103,000 from Merz Pharmaceuticals GmbH, or Merz, for sales of memantine by Merz and its marketing partners during the quarter ended June 30, 2007. Royalty revenue received pursuant to the agreement with Merz is recorded when received, which occurs in the second quarter following the quarter in which the revenues are earned by Merz’s marketing partners.

On November 2, 2007, the Company completed a public offering of 21,818,181 shares of common stock at a $2.75 per share, which offering raised $60 million in gross proceeds and $55 million in net proceeds after underwriting discounts and estimated expenses. The Company granted the underwriters an option to purchase up to an additional 3,272,727 shares of its common stock to cover over allotments, if any, until December 2, 2007 at $2.75 per share. As a result of completing the underwritten public offering, the Company’s short-term notes became payable on November 9, 2007, and the Company will repay $6,060,000 of principal and accrued interest on that date (See Note 4).

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

Viprinex development activity. Following our acquisition of Empire in July 2004, we established facilities and operations in New Jersey, where the Empire development team had been located, and we commenced planning for two Phase 3 clinical trials designed to enable us to seek regulatory approval for Viprinex. Commencing in early 2005, we contracted to procure a clinical supply of Viprinex and, in addition to our clinical management team and clinical research assistants, or CRAs, engaged clinical research organizations, or CROs, to oversee our trials. We enrolled our first patient in the first trial in late 2005 and have expanded the clinical trials since that time with the inclusion of additional sites and countries in an effort to enhance trial enrollment.

These activities have resulted in a significant increase in our research and development expenses since fiscal 2005, during which time we have spent approximately $49 million on the development of Viprinex. We expect to complete enrollment in both Viprinex trials by the end of the first quarter of calendar 2009. If these trials are successful, we expect to be able to file for regulatory approval by the end of the first quarter of calendar 2010. We expect that our development expenses will continue to increase as the number of patients in our Phase 3 trials increases. This means that we will continue to operate at a loss for the foreseeable future and will need significant additional capital to fund our operations to a point when we can operate profitably.

XERECEPT sale . In November 2005, we sold our rights in XERECEPT to two subsidiaries of Celtic for approximately $33 million in upfront payments. We may receive up to an additional $15 million in contingent payments if Celtic achieves certain development milestones for XERECEPT and we will be entitled to profit-sharing and royalty payments if XERECEPT receives regulatory approval and is sold commercially. The principal purpose of the XERECEPT sale was to focus our operations and limited capital resources on developing our core asset, Viprinex. Through the sale of XERECEPT, we have been able to finance a portion of our operations while retaining a financial interest in the drug and have maintained much of our existing personnel and infrastructure as we provide clinical trial support services to Celtic on a fee-for-services basis. We expect that Celtic will transition much of this support work to third party vendors in fiscal 2008. Any reduction in the scope of our services to Celtic will result in a decrease in our expected expenses and revenues under our arrangement with Celtic.

Memantine revenue. Since the commercial launch of Ebixa by Merz and Namenda by Forest, our royalties from memantine sales have grown considerably. In July 2007, we received quarterly royalty payments of $2.0 million compared to royalty payments of $1.6 million for the same period in the prior year. Although we are not provided with sales estimates from Merz, Forest or any other Merz marketing partner, we expect that memantine sales will remain at or increase from these recent levels. However, we are continuing discussions with Merz and CMCC regarding our license and collaboration agreement and it is possible that this agreement could be amended or even terminated. As a result, we cannot be certain that our royalty payments from memantine sales will continue in future periods.

Except for fiscal 2001, we have incurred significant losses each year since our inception. We expect to incur additional operating losses at least through fiscal 2010 as we continue our product development efforts. Our development expenses were lower during the three months ended September 30, 2007 versus the same period last year as a result of the decrease in the scope of our services to Celtic, and we expect development costs for Viprinex during the remainder of fiscal 2008 to increase significantly compared to fiscal 2007 as the number of clinical sites and patients enrolled in the trials are expected to increase significantly. Since the sale of our worldwide rights and assets related to XERECEPT, we are being reimbursed by Celtic for the cost of development services incurred for this drug candidate. Although we expect that the funds we have will provide sufficient cash to fund our ongoing operations, including two Phase 3 clinical trials for Viprinex, at least through fiscal 2009 we may seek to raise additional capital as market conditions permit.

CRITICAL ACCOUNTING POLICIES

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates based on historical experience and various other factors that we believe are reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our accounting policies related to revenue recognition, research and development expenses, stock-based compensation and valuation of equity financing warrants to be critical.

Revenue Recognition

Revenues are recorded according to the terms of formal agreements to which we are a party, when our performance requirements have been fulfilled, the fee is fixed and determinable and collection of the fee is probable or reasonably assured. Revenue related to license fees with non-cancelable, non-refundable terms and no future performance obligations are recognized when collection is reasonably assured. Revenues associated with milestone payments, pursuant to the non-cancelable and non-refundable terms of agreements to which we are a party, are recognized when we have fulfilled development milestones and when collection of the fee is reasonably assured. Revenues resulting from royalty fees earned from the sale of the product are based upon the sales reported by our licensees and determined in accordance with the specific terms of the license agreements. We record royalty revenue when payments are received because we are unable to estimate and accrue royalty revenues due to the limited sales history of memantine. We have made no material adjustments to date for revenues recorded from royalty fees. Revenues received as a reimbursement of direct expenses incurred for performing services to administer clinical trials are recorded in the period during which the expenses are incurred.

We recognize revenue in accordance with Emerging Issues Task Force, or EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables and the Securities and Exchange Commission or SEC, Staff Accounting Bulletin 104, Revenue Recognition. Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective reliable evidence of fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria are identified and applied to each of the units.

Technology sale and collaboration services revenues represent fees received from Celtic under an asset purchase agreement and a collaboration and services agreement related to the sale of our worldwide rights and assets in XERECEPT in November 2005. In accordance with EITF Issue 00-21, the asset sale, together with the related clinical development services we provide, is treated as one unit of accounting because we are unable to determine the fair value of the future services to be provided by us under the collaboration and services agreement. Accordingly, we are recording the total up-front revenues of $33 million from the sale of technology ratably over the six-year term of the collaboration and services agreement, which began November 29, 2005. Costs of collaboration services provided by us are billed on a monthly basis to Celtic generally based on actual internal and external expenses incurred to administer the clinical trials of XERECEPT and recognized as revenues combined with the amount of revenue from the sale of technology. Costs of development services paid and related expenses are recognized as incurred. Potential future milestone payments and royalty-sharing payments will be recognized as earned, provided that payment is reasonably assured.

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

The assessment of the percentage of work completed that determines the amount of research and development expense that should be recognized in a given period requires significant judgment and could have a material impact on our balance sheet and results of operations. Management applies judgment and bases its estimates with the benefit of historical experience with the development of similar drugs and with third party contracts structured with similar performance and payment terms. While our historical estimates have been materially accurate, we recognize that estimates of expenses incurred during current and future periods are determined greatly by patient enrollment levels and related activities, which may vary from historical patterns. We monitor service providers’ activities to the extent possible in order to assess current enrollment levels and related activities; however, if we under- or overestimate activity levels associated with various studies at a given point in time, we could materially under- or overestimate research and development expenses in future periods.

Stock-Based Compensation

The total amount of stock-based compensation expense recognized during the quarter ended September 30, 2007 was $241,000, of which $82,000 has been recorded in research and development expenses and $159,000 has been recorded in general and administrative expenses. The total amount of stock-based compensation expense recognized during the quarter ended September 30, 2006 was $213,000, of which $69,000 has been recorded in research and development expenses and $144,000 has been recorded in general and administrative expenses. As of September 30, 2007, there was $1,282,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over the next four years.

Under SFAS 123(R), Share Based Payment, the fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model. Under that method, assumptions are made with respect to the expected lives of the options granted, the expected volatility of our stock, its dividend yield percentage and the risk-free interest rate at the date of grant. In addition, under SFAS 123(R), we recognize and report stock-based compensation expense net of pre-vesting forfeitures, which we estimate on the basis of historical forfeiture experience or other factors that could affect future forfeitures. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Valuation of Equity Financing Warrants

We have issued warrants in connection with equity financings pursuant to effective shelf registration statements. We account for these warrants at fair value in accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Stock. We use the Black Scholes option valuation model to determine the fair value of these warrants. Use of this model requires us to make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates. If factors change and we employ different assumptions in future periods, the fair value of these warrants reflected as of each balance sheet date and resulting change in fair value that we record may differ significantly from what we have recorded in the previous periods.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board, or FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 or FIN No. 48, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires a company to recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective for our fiscal year beginning July 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings or accumulated deficit. On July 1, 2007, we adopted FIN No. 48 and there was no material impact on our consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements or SFAS No. 157. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for our fiscal year beginning July 1, 2008. We are currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on our consolidated results of operations and financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities or SFAS No. 159. SFAS No. 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. SFAS No. 159 is effective for our fiscal year beginning July 1, 2008. We are currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on our consolidated results of operations and financial position.

In June 2007, the FASB ratified EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF No. 07-03 which requires nonrefundable advance payments for future research and development activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. EITF No. 07-03 will be effective for our fiscal year beginning July 1, 2008. We are currently evaluating the effect, if any, that the adoption of EITF No. 07-03 will have on our consolidated results of operations and financial position.

RESULTS OF OPERATIONS

REVENUES

Quarter Ended September 30,			Increase (Decrease) From Period in Prior Year
	2007	2006	2007/2006
Royalty revenues	$1,980,000	$1,589,000	$391,000
XERECEPT sale	1,375,000	1,375,000	—
Collaboration services	545,000	1,817,000	(1,272,000)

Total	$3,900,000	$4,781,000	$(881,000)

Revenues of $3,900,000 in the quarter ended September 30, 2007, decreased by $881,000 from revenues of $4,781,000 in the same period of 2006. Our first quarter fiscal 2008 revenues consisted of $1,980,000 from royalty fees from the commercial sales of memantine by Merz and its marketing partners in the United States and certain European countries, $1,375,000 from the sale of our rights and interests in XERECEPT to Celtic and $545,000 primarily from the reimbursement of the direct expenses incurred for services provided to Celtic for administering the Phase 3 clinical trials and manufacturing development for XERECEPT in the United States.

Revenues for the quarter ended September 30, 2006 consisted of $1,589,000 from royalty fees from the commercial sales of memantine by Merz and its marketing partners in the United States and certain European countries, $1,375,000 from the sale of our rights and interests in XERECEPT to Celtic and $1,817,000 from the reimbursement of the direct expenses incurred for services provided to Celtic for administering the Phase 3 clinical trials and manufacturing development of XERECEPT in the United States.

We expect to record revenues from the sale of our worldwide rights and assets related to XERECEPT in the approximate amount of $1,375,000 quarterly, or $5,500,000 annually, through November 2011, the period through which we provide services to Celtic under a related collaboration and services agreement. During the quarter ended September 30, 2007, we recorded reimbursement revenue of $545,000 for administering the clinical trials and manufacturing development of XERECEPT in the United States. We anticipate that the expense reimbursement we receive may vary in future periods, but that over the next several quarters, expenses are likely to be incurred at a rate that is comparable with that of the service period during the quarter ended September 30, 2007 and that we will be reimbursed for all of the direct expenses we incur in behalf of Celtic. Royalty revenues result from sales of memantine by Merz and its marketing partners, who do not make anticipated future sales volumes available to us. Because we do not have data for anticipated future sales volume, and because of the limited history of memantine sales, we are currently unable to estimate future royalty revenues.

RESEARCH AND DEVELOPMENT EXPENSES

Quarter Ended September 30,			Increase (Decrease) From Period in Prior Year
	2007	2006	2007/2006
Viprinex	$4,900,000	$3,966,000	$934,000
XERECEPT	560,000	1,892,000	(1,332,000)

Total	$5,460,000	$5,858,000	$(398,000)

Research and development expenses were $5,460,000 in the quarter ended September 30, 2007, of which $545,000 will be reimbursed by Celtic and which is reported as technology sale and collaboration services revenue for the period. Research and development expenses of $5,460,000 decreased by $398,000 compared to expenses of $5,858,000 in the same period of fiscal 2007.

The decrease in research and development expenses of $398,000 resulted from an additional $934,000 of expenses incurred for the Phase 3 clinical trials of Viprinex, which commenced during November 2005, offset by a decrease of $1,332,000 of expenses for administering the continuing Phase 3 clinical trials and manufacturing development for XERECEPT. The increase of $934,000 for Phase 3 clinical trials of Viprinex consisted primarily of $1,051,000 paid to clinical research organizations and consultants assisting with the trials and an increase of $205,000 reflecting a larger staff level to administer the trials, offset by a decrease in manufacturing expense of approximately $420,000. The decrease of $1,332,000 for administering the continuing Phase 3 clinical trials and manufacturing development of XERECEPT consisted primarily of reductions of $448,000 paid to a clinical research organization and consultants assisting with the clinical trials, $724,000 for manufacturing of clinical drug materials, $138,000 for compensation and stock option expense for increased staff to administer the clinical trials. Research and development expense during the quarters ended September 30, 2007 and 2006 includes approximately $82,000 and $69,000, respectively, of stock-based compensation expense.

During the quarter ended September 30, 2007, we recorded reimbursement revenue of $545,000 for administering the continuing Phase 3 clinical trials and manufacturing development of XERECEPT in the United States. We anticipate that the expense reimbursement we receive may vary in future periods, but that, over the next several quarters, expenses are likely to be incurred at a rate that is comparable with that during the quarter ended September 30, 2007, and that we will be reimbursed for all of the direct expenses we incur on behalf of Celtic. We anticipate that the research and development expenses for Viprinex will increase in future periods as the enrollment for the trials in the United States increases and as new sites are initiated in Europe, South Africa, Asia and Canada.

GENERAL AND ADMINISTRATIVE EXPENSES

Quarter Ended September 30,		Increase From Period in Prior Year
2007	2006	2007/2006
$1,659,000	$1,494,000	$165,000

General and administrative expenses, which include costs relating to our corporate operations in California and administrative operations for our office in New Jersey, were $1,659,000 for the quarter ended September 30, 2007, which increased by $165,000 compared to expenses of $1,494,000 for the same period in fiscal 2007. The increase of $165,000 consisted primarily of an increase of approximately $139,000 in legal and consulting fees. General and administrative expense during the quarters ended September 30, 2007 and 2006 includes approximately $159,000 and $144,000, respectively, of stock-based compensation expense.

We anticipate that we will incur modest increases in general and administrative expenses in the foreseeable future.

INVESTMENT INCOME

Quarter Ended September 30,		Decrease From Period in Prior Year
2007	2006	2007/2006
$ 34,000	$ 154,000	$(120,000)

Net investment income of $34,000 in the quarter ended September 30, 2007, decreased $120,000 over the quarter ended September 30, 2006, resulting primarily from lower investment balances.

INTEREST EXPENSE

Quarter Ended September 30,		Increase From Period in Prior Year
2007	2006	2007/2006
$ 638,000	$ —	$638,000

Interest expense of $638,000 in the quarter ended September 30, 2007 increased $638,000 over the quarter ended September 30, 2006, resulting primarily from interest and note discount amortization related to the short-term notes issued on September 12, 2007.

NON-CASH GAIN ON CHANGE IN FAIR VALUE OF WARRANTS

Quarter Ended September 30,		Increase From Period in Prior Year
2007	2006	2007/2006
$2,902,000	$ —	$2,902,000

In April 2007, we sold 434,782 shares of common stock and warrants to purchase an equivalent number of shares of common stock for gross offering proceeds of $7.0 million and net offering proceeds, after commissions and expenses, of approximately $6.5 million. The offering was made pursuant to a shelf registration statement declared effective by the SEC on March 23, 2007. The warrants issued in connection with the offering are exercisable for five years at a price of $16.80. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed not to be within our control and, accordingly, we are required to account for these warrants as a derivative financial instrument liability, rather than as stockholder’s equity (deficit). The warrant liability is initially measured and recorded at the warrants’ fair value, and is then re-valued at each reporting date with changes in the fair value reported as non-cash charges or credits to earnings. For warrant-based derivative financial instruments, the Black Scholes option valuation model is used to value the warrant liability. The classification of derivative instruments, including whether these instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. During the quarter ended September 30, 2007, we recognized a non-cash gain on the decrease in the fair value of the warrants of $2,902,000.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2007	June 30, 2007
Cash, cash equivalents, and investments	$8,430,000	$8,904,0000
Working capital deficit	(4,382,000)	(3,974,000)

	Quarter Ended September 30,
	2007	2006
Cash provided by (used in):
Operating activities	$(5,911,000)	$(4,098,000)
Investing activities	872,000	195,000
Financing activities	5,436,000	—

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

As of September 30, 2007, we had cash, cash equivalents and total investment securities available for sale of $8,430,000, which decreased by $474,000 from cash, cash equivalents and total investment securities of $8,904,000 as of June 30, 2007 resulting principally from the cash used in operations during the quarter balance by funds received from financing activities.

Cash flows from operating activities

Our operating activities used $5,911,000 of cash during the quarter ended September 30, 2007, resulting primarily from the net loss of $921,000, reduced by non-cash adjustments of $2,020,000. Cash flows from operating activities were further reduced by a decrease in deferred revenue of $1,375,000 from the sale of XERECEPT, a decrease of $1,235,000 in accounts payable and accrued liabilities and an increase of $382,000 in accounts receivable.

Cash flows from investing activities

Investing activities provided $872,000 of cash during the quarter ended September 30, 2007 resulting primarily from the maturity of investment securities of $1,273,000 which exceeded the purchases of securities of $400,000 during the quarter.

Cash flows from financing activities

On September 12, 2007, the Company completed a $6 million debt and equity financing under its effective shelf registration statement. In the financing, the Company issued $6 million in principal amount of senior secured promissory notes and 392,857 shares of common stock. The notes accrue interest at a rate of 15% per annum and are due on the earlier of January 15, 2008 or seven days after the completion of an underwritten public offering of the Company's common stock. Interest is payable in cash monthly starting October 15, 2007 and, upon the occurrence of an event of default, interest will begin to accrue at a rate of 19% per annum. The notes are secured by a first priority blanket lien on all of the Company's assets and if any amounts remain outstanding under the notes after January 15, 2008, future royalty payments received from Merz will be paid into a separate account maintained for the benefit of the note holders until repayment of all outstanding principal and accrued interest. The notes were issued under an indenture and supplemental indenture entered into with U.S. Bank National Association as trustee.

In connection with the underwritten public offering, the Company paid $554,000 of offering costs during the quarter ended September 30, 2007, and such costs have been deferred and will be offset against offering proceeds in the quarter ending December 31, 2007.

On November 2, 2007, the Company completed a public offering of 21,818,181 shares of common stock at a $2.75 per share, which offering raised $60 million in gross proceeds and $55 million of net proceeds after underwriting discounts and estimated expenses. The Company granted the underwriters an option to purchase up to an additional 3,272,727 shares of its common stock to cover over allotments, if any, until December 2, 2007 at $2.75 per share. As a result of completing the underwritten public offering, the Company’s short-term notes became payable on November 9, 2007, and the Company will repay $6,060,000 of principal and accrued interest on that date.

Management believes that the Company’s cash resources at September 30, 2007 and the net proceeds of $55 million from the sale of common stock in early November 2007, after repaying the Company’s senior secured notes, will provide adequate liquidity to fund the Company’s operations at least through fiscal 2009. Accordingly, we may seek to raise additional funds when market conditions permit; however, there can be no assurance that funding will be available or that, if available, it will be on acceptable terms.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of September 30, 2007, the fair value of our cash, cash equivalents and investments maturing in one year or less was $5.9 million and represented 70% of our cash, cash equivalents and investment portfolio. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

As of June 30, 2007, our management identified in its assessment of our internal controls over financial reporting that we had insufficient controls over the quarterly and year-end financial close process, which required significant post-closing adjustments related to stock options, accounts payable and accrued liabilities. Due to the magnitude of these errors, management concluded that we had a material weakness in our financial close process.

Subsequent to June 30, 2007, we initiated actions to remediate this material weakness by enhancing the accounting policies and procedures related to our financial close process, particularly related to stock options, accounts payable and accrued liabilities.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June, 30, 2007, filed on September 13, 2007, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and future results.

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

NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: November 8, 2007	/S/ PAUL E. FREIMAN
Paul E. Freiman President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 8, 2007	/S/ CRAIG CARLSON
Craig Carlson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)