Form 10-Q
period 2007-12-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2008-02-11
CIK 918112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Common Stock, $.001 Par Value: 26,913,167 shares outstanding as of January 31, 2008.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	June 30, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$32,310,195	$5,537,937
Investments	20,480,555	3,366,269
Interest receivable	60,969	52,524
Accounts receivable	346,071	429,840
Prepaid expenses and other current assets	239,945	862,006

Total current assets	53,437,735	10,248,576
Restricted cash	32,085	31,934
Deposits	53,000	53,000
Property and equipment, net	482,125	587,577

TOTAL ASSETS	$54,004,945	$10,921,087

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$735,533	$1,622,583
Accrued clinical trial expenses	1,388,822	1,579,519
Accrued professional expenses	302,446	343,796
Accrued toxicology and manufacturing expenses	489,569	825,507
Other accrued liabilities	991,146	933,090
Deferred revenue	5,500,000	5,500,000
Warrant liability	338,827	3,417,957

Total current liabilities	9,746,343	14,222,452
Long term clinical trial expenses and other liabilities	400,006	—
Deferred revenue, net of current portion	16,041,675	18,791,673

Total liabilities	26,188,024	33,014,125

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized, 2,332,000 Convertible Series A shares issued and 494,000 outstanding at December 31, 2007 and June 30, 2007 (aggregate liquidation preference of $247,000 at December 31, 2007 and June 30, 2007)	247,000	247,000
Common stock, $.001 par value, 50,000,000 shares authorized at December 31, 2007 and June 30, 2007 and 26,913,167 and 4,690,613 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	26,913	4,691
Additional paid-in capital	144,618,352	86,929,990
Accumulated deficit	(117,073,697)	(109,269,107)
Accumulated other comprehensive loss	(1,647)	(5,612)

Total stockholders’ equity (deficit)	27,816,921	(22,093,038)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$54,004,945	$10,921,087

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
REVENUES
Technology sale and collaboration services	$1,559,937	$2,365,243	$3,479,294	$5,556,915
Royalty	2,103,186	1,655,052	4,083,629	3,244,115

Total revenues	3,663,123	4,020,295	7,562,923	8,801,030

EXPENSES
Research and development	7,416,295	5,680,680	12,876,721	11,539,139
General and administrative	1,912,276	1,565,672	3,571,071	3,059,321

Total expenses	9,328,571	7,246,352	16,447,792	14,598,460

Operating loss	(5,665,448)	(3,226,057)	(8,884,869)	(5,797,430)
Investment income	451,887	115,728	479,746	269,365
Interest expense, including non-cash amortization of discount on notes of $1,748,268 and $ 2,336,097.	(1,846,385)	—	(2,478,597)	—
Non-cash gain on change in fair value of warrants	176,849	—	3,079,130	—

NET LOSS	$(6,883,097)	$(3,110,329)	$(7,804,590)	$(5,528,065)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.36)	$(0.74)	$(0.65)	$(1.31)

Shares used in basic and diluted net loss per share calculation	19,312,845	4,222,654	12,042,296	4,222,643

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(7,804,590)	$(5,528,065)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	103,499	115,954
Stock-based compensation	458,140	346,824
Non-cash gain on change in fair value of warrants	(3,079,130)	—
Amortization of note discount	2,336,097	—
Changes in assets and liabilities:
Interest receivable	(8,455)	(22,067)
Accounts receivable	83,769	579,654
Prepaid expenses and other current assets	622,061	(207,410)
Restricted cash	(151)	(215)
Accounts payable and accrued liabilities	(996,974)	(370,576)
Deferred revenue	(2,749,998)	(2,749,998)

Net cash used in operating activities	(11,035,722)	(7,835,899)

INVESTING ACTIVITIES:
Purchase of investments	(19,275,493)	(2,300,000)
Maturity and sale of investments	2,165,172	3,029,931
Sales (purchases) of property and equipment	1,953	(23,135)

Net cash provided by (used in) investing activities	(17,108,368)	706,796

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and purchases under the employee stock purchase plan	30,390	23,838
Proceeds from common stock issued in public offering, net of issuance costs	54,895,957	—
Proceeds from issuance of notes and common stock, net of issuance costs	5,990,000	—
Repayment of notes	(6,000,000)	—

Net cash provided by financing activities	54,916,347	23,838

Increase (decrease) in cash and cash equivalents	26,772,258	(7,105,265)
Cash and equivalents at beginning of period	5,537,937	9,736,958

Cash and equivalents at end of period	$32,310,195	$2,631,693

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2007

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

The notes and accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008, or any future interim period. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted for reporting on interim periods in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements together with the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

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

In the course of our development activities, we have incurred significant losses in every year since inception, except for fiscal 2001, and we will likely incur additional operating losses at least through fiscal 2010 as we continue our drug development efforts. As of December 31, 2007, we had an accumulated deficit of $117.1 million and total stockholders’ equity of $27.8 million. Management believes that the Company’s cash and cash equivalents and investments at December 31, 2007 will be sufficient to fund the Company’s operations at least through fiscal year 2009.

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

RECLASSIFICATION

In connection with the preparation of the consolidated financial statements for the six months ended December 31, 2007, the Company concluded that purchase and maturity and sale of investments in the statement of cash flows inappropriately included purchase and maturity of cash equivalents and interest rate resets on auction rate securities. As a result, the accompanying statement of cash flows for the six months ended December 31, 2006 has been revised to exclude these transactions. This revision in classification did not affect previously reported cash flows from operations, investing, or financing activities.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is based on the weighted average number of shares of common stock issued and outstanding and excludes potentially dilutive equity instruments totaling 1,012,232 and 622,067 shares for quarters ended December 31, 2007 and 2006, respectively, which consist of shares, underlying outstanding options, warrants and convertible preferred stock, as their effect was anti-dilutive.

REVENUE RECOGNITION

Revenues are recorded according to the terms of formal agreements to which we are a party, when our performance requirements have been fulfilled, the fee is fixed and determinable and when collection of the fee is probable or reasonably assured. Revenue related to license fees with non-cancelable, non-refundable terms and no future performance obligations are recognized when collection is assured. Revenues associated with milestone payments, pursuant to the non-cancelable and non-refundable terms of agreements to which we are a party, are recognized when we have fulfilled development milestones and when collection of the fee is assured. Revenues resulting from royalty fees earned from the sale of the product are based upon the sales reported by our marketing partners and determined in accordance with the specific terms of the license agreements. We record royalty revenue when payment is received because we are unable to estimate and accrue royalty revenue due to the limited sales history of the product. We have made no material adjustments to date for revenue recorded from royalty fees. Revenues received as a reimbursement of direct expenses incurred for performing services to administer clinical trials are recorded during the period in which the expenses are incurred.

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

Technology sale and collaboration services revenues represent fees received from Celtic Pharma Holdings, L.P., or Celtic, under an asset purchase agreement and a collaboration and services agreement related to the sale of our worldwide rights and assets related to XERECEPT in November 2005. In accordance with EITF Issue 00-21, the asset sale, together with the related clinical development services we provide, are treated as one unit of accounting because we are unable to determine the fair value of the future services to be provided by us under the collaboration and services agreement. Accordingly, we are recording the total up-front revenue of $33 million from the sale of technology ratably over the six-year term of the collaboration and services agreement, which began November 29, 2005. Costs of collaboration services provided by us are billed to Celtic on a monthly basis based on actual internal and external expenses incurred to administer the clinical trials, process development and manufacturing of XERECEPT and recognized as revenue combined with the amount of revenue from the sale of technology. Costs of development services paid and related expenses are recognized as incurred. Potential future milestone payments and royalty-sharing payments will be recognized as earned, provided that payment is reasonably assured.

STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans. In September 2003, the Board of Directors adopted the 2003 Equity Incentive Plan, or the 2003 Equity Plan, which was approved by the stockholders in December 2003 and was amended in December 2005. The 2003 Equity Plan replaced the 1993 Stock Plan. The 2003 Equity Plan, as amended, provides for the issuance of options and stock awards and reserves up to 357,142 shares of common stock for issuance under the plan. In general, options are granted with an exercise price equal to the market price of the underlying common stock on the date of the grant, have a term of 7 or 10 years and become exercisable over the vesting period of one or four years. The Company distributes newly-issued shares in exchange for the net cash proceeds when stock options are exercised and has not repurchased, and does not expect to repurchase, shares subsequent to their issuance upon stock option exercise.

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

Stock-based compensation expense recorded for awards granted to employees and non-employee members of the board of directors under these plans is as follows:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
General and administrative	$159,000	$63,000	$317,000	$207,000
Research and development	58,000	71,000	141,000	140,000

Comprehensive loss	$217,000	$134,000	$458,000	$347,000

During the quarter and six months ended December 31, 2007, the Company granted options to purchase a total of 11,424 and 12,323 shares of common stock for which the aggregate grant-date fair value was $19,172 and $27,153, respectively. The Company recorded no income tax benefits for stock-based compensation arrangements for the quarters ended December 31, 2007 and 2006, as the Company has cumulative operating losses, for which a valuation allowance has been established. As of December 31, 2007, there was $1,013,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2003 Equity Plan, which is expected to be recognized over the next four years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions noted in the following table. Because option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatilities of the Company’s stock. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method provided for in SAB 107, Share-Based Payment. The risk free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. During the three and six months ended December 31, 2007, the Company used a forfeiture rate based on an analysis of historical data, as it reasonably approximates the currently anticipated rate of forfeiture for granted and outstanding options. The Company grants options under the 2003 Equity Plan to both employees and non-employee directors, for whom the vesting period of the grants is four years and one year, respectively. The following assumptions were used for these two types of grants to determine stock-based compensation during the three and six months ended December 31, 2007 and 2006.

December 31, 2007:	4 year vesting 7 year term	1 year vesting 10 year term
Weighted average volatility	0.80	0.83
Expected dividends	—	—
Expected term (in years)	4.75	5.50
Risk free interest rate	4.21%	3.40%

December 31, 2006:	4 year vesting 7 year term	4 year vesting 10 year term	1 year vesting 10 year term
Weighted average volatility	0.93 –1.08	1.08-1.27	0.90 - 1.27
Expected dividends	—	—	—
Expected term (in years)	4.75	6.25	5.50
Risk free interest rate	4.46%	4.35%-4.83%	4.35%

A summary of option activity under the 1993 Stock Plan and the 2003 Equity Plan as of December 31, 2007, and changes during the six month period then ended is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2007	425,767	$21.84	—	—
Granted	12,323	3.25	—	—
Exercised	—	—	—	—
Forfeited and/or expired	(40,423)	24.95	—	—

Outstanding at December 31, 2007	397,667	$20.91	5.17	$6,168.96

Exercisable at December 31, 2007	299,945	$21.63	4.44	$0.00

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the closing stock price of our common stock on the last trading day of the quarter ended December 31, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of our common stock. No stock options were exercised during the three and six months ended December 31, 2007.

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

CASH EQUIVALENTS AND INVESTMENTS

The Company’s investments include securities of the U.S. government and its agencies, municipalities, corporations, mortgage-backed and auction rate securities. All securities which are highly liquid and purchased with original maturities of 90 days or less are recorded as cash equivalents. At December 31, 2007 and June 30, 2007, the Company had auction rate debt securities with interest rates that re-set in less than three months, but with maturities longer than three months. The Company has classified its investment securities, including auction rate securities, as available-for-sale securities as it does not intend to hold securities with stated maturities greater than twelve months until maturity. The Company manages its investment securities to maintain an average duration of less than six months and, in response to liquidity requirements and changes in the market value of securities, will sell investment securities prior to their stated maturities. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains or losses, amortization of premiums, accretion of discounts and earned interest are included in investment income. The cost of securities when sold is based upon specific identification.

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

We also entered into a collaboration and services agreement with Celtic, pursuant to which we continue to administer and procure third-party Phase 3 clinical and manufacturing services in the United States related to XERECEPT, in exchange for Celtic’s reimbursement of expenses incurred by us. During the three and six months ended December 31, 2007 and 2006, we incurred expenses of approximately $0.2 million and $0.8 million and, $1.1 million and $3.0 million, respectively, and had a receivable of $0.3 million and $0.4 million as of December 31, 2007 and June 30, 2007, respectively. This agreement expires in November 2011, unless terminated earlier in accordance with its terms.

NOTE 3—INVESTMENTS

Available-for-sale securities were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2007
Auction and variable rate securities:
Maturing after 5 years	$17,325	$—	$—	$17,325
Corporate debt obligations:
Maturing within 1 through 5 years	2,971	—	(1)	2,970
Mortgage and asset-backed securities:
Maturing after 5 years	187	—	(2)	185

Total investments	$20,483	$—	$(3)	$20,480

June 30, 2007
Auction rate securities:
Maturing after 5 years	$3,130	$—	$—	$3,130
Corporate debt obligations:
Maturing within 1 year	15	—	—	15
Maturing within 1 through 5 years	20	—	—	20
U.S. Government obligations:
Maturing after 5 years	112	1	(3)	110
Mortgage and asset-backed securities:
Maturing after 5 years	95	—	(4)	91

Total investments	$3,372	$1	$(7)	$3,366

NOTE 4—DEBT AND EQUITY FINANCING

On September 12, 2007, the Company completed a $6 million debt and equity financing under its effective shelf registration statement. In the financing, the Company issued $6 million in principal amount of senior secured promissory notes and 392,857 shares of common stock. The $6 million in financing proceeds was allocated to the notes and common shares based on their relative fair values. The $2,336,097 allocated value attributable to the common shares was recorded as a discount to the notes with a corresponding credit to common stock and additional paid-in capital. The note discount was amortized to interest expense using the effective interest method over the estimated term of the notes, which were repaid in November 2007. The effective interest rate on the notes is 326% per annum, based on the stated interest rate, the amount of amortized discount and the estimated term of the notes.

On November 2, 2007, the Company completed an underwriteen public offering of 21,818,181 shares of common stock at a $2.75 per share, which offering raised $60 million in gross proceeds and $55 million in net proceeds after underwriting discounts and estimated expenses. As a result of completing the underwritten public offering, the Company’s short-term notes became payable on November 9, 2007, and the Company repaid $6,060,000 of principal and accrued interest on that date.

On November 19, 2007 the Company was notified by The NASDAQ Stock Market that it has regained compliance with applicable NASDAQ Capital Market continued listing standards.

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

At December 31, 2007, and June 30, 2007, the fair values of the warrants of $0.3 million and $3.4 million, respectively, were recorded as a liability. The fair values were determined using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 3.31% and 4.92%; volatility of 0.76 and 0.79; dividend yield of 0%; and a remaining contractual life of 4.25 years and 4.75 years at December 31, 2007 and June 30, 2007, respectively. The decrease in the fair value of the warrants is reflected as a non-cash gain in the accompanying consolidated statement of operations for the three and six months ended December 31, 2007.

NOTE 6—COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from our net loss, which are the unrealized holding gains and losses on available-for-sale investments, and includes (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Net loss	$(6,883)	$(3,110)	$(7,805)	$(5,528)
Other comprehensive income (loss)	1	3	4	15

Comprehensive loss	$(6,882)	$(3,107)	$(7,801)	$(5,513)

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

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the three and six month periods ended December 31, 2007.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS No.160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact, if any, the adoption of SFAS No. 160 will have on our consolidated financial statements.

NOTE 9—AGREEMENT WITH BUCK INSTITUTE

In November 2007, we entered into a collaboration and license agreement with the Buck Institute for Age Research (“Buck”), pursuant to which we and Buck will jointly develop a pre-clinical compound for the treatment for Huntington’s disease (“HD”). Under the terms of the agreement, Buck agreed to license to us certain of its patent rights related to fibroblast growth factor-2 (“FGF-2”) and the potential use of FGF-2 to treat HD, and we agreed to fund Buck’s research activities involving FGF-2 during the initial one-year research program term and any extensions thereof, subject to certain conditions. In addition, we agreed to pay milestone payments with respect to various milestone events including initiation of Phase I, Phase II and Phase III clinical trials of any drug that incorporates or is based on FGF-2 for the treatment of HD, as well as royalties on the net sales, upon regulatory approval and commercialization, of any such drug. The estimated amount payable by us pursuant to the agreement is approximately $804,000 of which $688,000 is payable during the first year of the research program term.

NOTE 10—AMENDMENT TO RIGHTS AGREEMENT

In November 2007, in connection with our underwritten public offering of 21,818,181 shares of common stock (the “Offering”), we and American Stock Transfer & Trust Company, as Rights Agent (“AST”), entered into an amendment (the “Amendment”) to our Rights Agreement dated as of May 19, 2005 (the “Rights Agreement”). Prior to effectiveness of the Amendment, the Rights Agreement provided that certain persons who become the beneficial owner of 15% or more of our outstanding shares of common stock would be deemed an “Acquiring Person.” Biotechnology Value Fund, L.P., together with certain of its related entities (collectively, “BVF”), purchased in the Offering a number of shares of our common stock that caused BVF to beneficially own more than 15% of our outstanding common stock immediately following the Offering. Accordingly, we executed the Amendment for the purpose of amending the Rights Agreement to (i) provide for an exception to the definition of “Acquiring Person” for a “Grandfathered Person,” so long as such person does not acquire greater than a specified “Grandfathered Percentage” (initially, 20.40% and subject to adjustment as set forth in the Amendment) of our common stock subject to certain limitations and (ii) provide that BVF is a “Grandfathered Person” subject to certain limitations. The principal effect of the Amendment was to allow BVF to purchase approximately 20% of our outstanding common stock without triggering the rights under the Rights Agreement.

NOTE 11—SUBSEQUENT EVENT

On January 30, 2008, we received a letter from Merz Pharmaceuticals GmbH concerning our recent discussions regarding a possible amendment to our License and Cooperation Agreement. Merz is seeking to lower our royalty rate under this agreement for sales of Memantine by Merz and its marketing partners. In the January 30 letter, Merz provided notice that they do not intend to make required quarterly royalty payments until the negotiations are concluded. On January 31, 2008, we provided Merz with a notice that this action was a breach of the agreement and that we would not entertain discussions over a possible amendment until the breach was cured. This matter remains unresolved as of the date of this filing.

ITEM 1A.    RISK FACTOR UPDATE

If our clinical trials for Viprinex are delayed because of patient enrollment or other problems, we would incur additional cost and experience delays in the potential receipt of revenues.

The rate of patient enrollment to date in our clinical trials for Viprinex has been slower than originally planned. These delays have already caused us to revise our estimated completion dates for these trials on several occasions, and any additional delays would further impede the timely development of Viprinex and would further increase our development costs and risks. Because we are currently conducting much of the clinical development work ourselves for the Viprinex clinical trials, and have only limited resources in these areas, we may be unable to successfully enroll sites and encourage patient enrollment. Delays in planned patient enrollment in our current or future clinical trials may result in increased costs, program delays or both, and the loss of potential revenues. Further, if we experience significant delays, our long-term prospects will be negatively affected as the remaining patent life for Viprinex will be shorter by the time commercial sales can commence. In any such case, our prospects would be harmed and our stock price could decline. Additionally, investors are cautioned that our statements regarding the expected timing for completion of these trials is based on projections that assume significant improvements over our historic performance in terms of site recruitment and patient enrollment. If we are unable to make these improvements, then the actual timing for the completion of the trials could be substantially slower than anticipated.

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

These activities have resulted in a significant increase in our research and development expenses since fiscal 2005, during which time we have spent approximately $56 million on the development of Viprinex. We currently anticipate completing the interim analysis, or futility analysis, in the fourth quarter of calendar 2008 and anticipate completing enrollment in both Viprinex trials in mid calendar 2009. Our expectations regarding the timing for the trials are based on historical levels of patient enrollment and our projections for future site recruitment and patient enrollment. We expect that our development expenses will continue to increase as the number of patients in our Phase 3 trials increases. If we are not successful in scaling up the number of sites and increasing the rate of patient enrollment as planned, our trials will take longer than projected and the costs of the trials will increase. For risks relating to potential delays in our trials, see Item IA, “Risk Factors.”

XERECEPT sale . In November 2005, we sold our rights in XERECEPT to two subsidiaries of Celtic for approximately $33 million in upfront payments. We may receive up to an additional $15 million in contingent payments if Celtic achieves certain development milestones for XERECEPT and we will be entitled to profit-sharing and royalty payments if XERECEPT receives regulatory approval and is sold commercially. The principal purpose of the XERECEPT sale was to focus our operations and limited capital resources on developing our core asset, Viprinex. Through the sale of XERECEPT, we have been able to finance a portion of our operations while retaining a financial interest in the drug and have maintained some of our existing personnel and infrastructure as we provide clinical trial and manufacturing support services to Celtic on a fee-for-services basis. We expect that Celtic will transition much of this support work to third party vendors in fiscal 2008. Any reduction in the scope of our services to Celtic will result in a decrease in our expected expenses and revenues under our arrangement with Celtic.

Memantine revenue. Since the commercial launch of Ebixa by Merz and Namenda by Forest, our royalties from memantine sales have grown considerably. In October 2007, we received quarterly royalty payments of $2.1 million compared to royalty payments of $1.7 million for the same period in the prior year. Although we are not provided with sales estimates from Merz, Forest or any other Merz marketing partner, we expect that memantine sales will remain at or increase from these recent levels. However, we are continuing discussions with Merz and CMCC regarding our license and collaboration agreement and it is possible that this agreement could be amended or even terminated. As a result, we cannot be certain that our royalty payments from memantine sales will continue in future periods.

Except for fiscal 2001, we have incurred significant losses each year since our inception. We expect to incur additional operating losses at least through fiscal 2010 as we continue our product development efforts. Our development expenses were higher during the three months ended December 31, 2007 compared to the same period last year as a result of the increase in spending on the development of Viprinex offset by a decrease in the scope of our services to Celtic. We expect development costs for Viprinex during the remainder of fiscal 2008 to increase significantly compared to fiscal 2007 as the number of clinical sites and patients enrolled in the trials are expected to increase significantly. Since the sale of our worldwide rights and assets related to XERECEPT, we are being reimbursed by Celtic for the cost of development services incurred for this drug candidate. Although we expect that the funds we have will provide sufficient cash to fund our ongoing operations, including two Phase 3 clinical trials for Viprinex, at least through fiscal 2009, we may seek to raise additional capital as market conditions permit.

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

Technology sale and collaboration services revenues represent fees received from Celtic under an asset purchase agreement and a collaboration and services agreement related to the sale of our worldwide rights and assets in XERECEPT in November 2005. In accordance with EITF Issue 00-21, the asset sale, together with the related clinical development services we provide, is treated as one unit of accounting because we are unable to determine the fair value of the future services to be provided by us under the collaboration and services agreement. Accordingly, we are recording the total up-front revenues of $33 million from the sale of technology ratably over the six-year term of the collaboration and services agreement, which began November 29, 2005. Costs of collaboration services provided by us are billed on a monthly basis to Celtic, generally based on actual internal and external expenses incurred to administer the clinical trials and manufacturing of XERECEPT, and recognized as revenues combined with the amount of revenue from the sale of technology. Costs of development services paid and related expenses are recognized as incurred. Potential future milestone payments and royalty-sharing payments will be recognized as earned, provided that payment is reasonably assured.

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

Stock-Based Compensation

During the quarter and six months ended December 31, 2007, the Company granted options to purchase a total of 11,424 and 12,323 shares of common stock for which the aggregate grant-date fair value was $19,172 and $27,153, respectively. The amount of stock-based compensation expense recognized during the three and six months ended December 31, 2007 under these plans was $217,000 and $458,000, respectively. The amount of stock-based compensation expense recognized during the three and six months ended December 31, 2006 under these plans was $134,000 and $347,000, respectively. The Company recorded no income tax benefits for stock-based compensation arrangements for the quarters ended December 31, 2007 and 2006, as the Company has cumulative operating losses, for which a valuation allowance has been established. As of December 31, 2007, there was $1,013,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2003 Equity Plan, which is expected to be recognized over the next four years.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will assess the impact of SFAS No. 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS No. 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact, if any, the adoption of SFAS No. 160 will have on our consolidated financial statements.

RESULTS OF OPERATIONS

REVENUES

	Three months Ended December 31,		Variance From Period in Prior Year	Six Months Ended December 31,		Variance From Period in Prior Year
	2007	2006	2007/2006	2007	2006	2007/2006
Royalty Revenue	$2,103,000	$1,655,000	$448,000	$4,084,000	$3,244,000	$840,000
Xerecept Sale	1,375,000	1,375,000	—	2,750,000	2,750,000	—
Collaboration Services	185,000	990,000	(805,000)	729,000	2,807,000	(2,078,000)

Total	$3,663,000	$4,020,000	$(357,000)	$7,563,000	$8,801,000	$(1,238,000)

Revenues of $3,663,000 in the three months ended December 31, 2007, decreased by $357,000 from revenues of $4,020,000 in the same period of 2006. Our second quarter fiscal 2008 revenues consisted of $2,103,000 from royalty fees from the commercial sales of memantine by Merz and its marketing partners in the United States and certain European countries, $1,375,000 from the sale of our rights and interests in XERECEPT to Celtic and $185,000 primarily from the reimbursement of the direct expenses incurred for services provided to Celtic for administering the Phase 3 clinical trials and manufacturing of XERECEPT in the United States. Revenues for the three months ended December 31, 2006 consisted of $1,655,000 from royalty fees from the commercial sales of memantine by Merz and its marketing partners in the United States and certain European countries, $1,375,000 from the sale of our rights and interests in XERECEPT to Celtic and $990,000 from the reimbursement of the direct expenses incurred for services provided to Celtic for administering the Phase 3 clinical trials and manufacturing of XERECEPT in the United States.

Revenues of $7,563,000 in the six months ended December 31, 2007, decreased by $1,238,000 from revenues of $8,801,000 in the same period of 2006. Fiscal 2008 revenues consisted of $4,084,000 from royalty fees from the commercial sales of memantine by Merz and its marketing partners in the United States and certain European countries, $2,750,000 from the sale of our rights and interests in XERECEPT to Celtic and $729,000 primarily from the reimbursement of the direct expenses incurred for services provided to Celtic for administering the Phase 3 clinical trials and manufacturing of XERECEPT in the United States. Revenues for the six months ended December 31, 2006 consisted of $3,244,000 from royalty fees from the commercial sales of memantine by Merz and its marketing partners in the United States and certain European countries, $2,750,000 from the sale of our rights and interests in XERECEPT to Celtic and $2,807,000 from the reimbursement of the direct expenses incurred for services provided to Celtic for administering the Phase 3 clinical trials and manufacturing of XERECEPT in the United States.

We expect to record revenues from the sale of our worldwide rights and assets related to XERECEPT in the approximate amount of $1,375,000 quarterly, or $5,500,000 annually, through November 2011, the period through which we provide services to Celtic under a related collaboration and services agreement. During the six months ended December 31, 2007, we recorded reimbursement revenue of $729,000 for administering the clinical trials and manufacturing of XERECEPT in the United States. We anticipate that the expense reimbursement we receive may vary in future periods, but that over the next several quarters, expenses are likely to be incurred at a rate that is comparable with that of the service period during the three months ended December 31, 2007 and that we will be reimbursed for all of the direct expenses we incur in behalf of Celtic. Royalty revenues result from sales of memantine by Merz and its marketing partners, who do not make anticipated future sales volumes available to us. Because we do not have data for anticipated future sales volume, and because of the limited history of memantine sales, we are currently unable to estimate future royalty revenues.

RESEARCH AND DEVELOPMENT EXPENSES

	Three months Ended December 31,		Variance From Period in Prior Year	Six Months Ended December 31,		Variance From Period in Prior Year
	2007	2006	2007/2006	2007	2006	2007/2006
Viprinex	$6,893,000	$4,612,000	$2,281,000	$11,793,000	$8,578,000	$3,215,000
XERECEPT	204,000	1,069,000	(865,000)	764,000	2,961,000	(2,197,000)
FGF-2	319,000	—	319,000	319,000	—	319,000

Total	$7,416,000	$5,681,000	$1,735,000	$12,876,000	$11,539,000	$1,337,000

Research and development expenses were $7,416,000 in the three months ended December 31, 2007, of which $204,000 will be reimbursed by Celtic and which is reported as technology sale and collaboration services revenue for the period. Research and development expenses of $7,416,000 increased by $1,735,000 compared to expenses of $5,681,000 in the same period of fiscal 2007.

The increase in research and development expenses of $1,735,000 for the three months ended December 31, 2007 resulted from an additional $2,281,000 of expenses incurred for the Phase 3 clinical trials of Viprinex, an increase of $319,000 in expenses related to the newly acquired rights to FGF-2, offset by a decrease of $865,000 of expenses for administering the continuing Phase 3 clinical trials and manufacturing of XERECEPT. The increase of $2,281,000 for Phase 3 clinical trials of Viprinex consisted primarily of $1,027,000 paid to clinical research organizations and consultants assisting with the trials, $628,000 due to an increase in site payments, an increase of $112,000 in manufacturing and an increase of $473,000 reflecting a larger staff level to administer the trials. The decrease of $865,000 for administering the continuing Phase 3 clinical trials and manufacturing of XERECEPT consisted primarily of reductions of $764,000 paid to a clinical research organization and consultants assisting with the clinical trials and $242,000 in salaries from a reduction of staff, offset by an increase of $135,000 for manufacturing of clinical drug materials. Research and development expense during the three months ended December 31, 2007 and 2006 includes approximately $58,000 and $71,000, respectively, of stock-based compensation expense.

Research and development expenses of $12,876,000 in the six months ended December 31, 2007 increased by $1,337,000 compared to expenses of $11,539,000 in the same period of 2006. The increase in research and development expenses of $1,337,000 resulted from an additional $3,215,000 of expenses incurred for the Phase III clinical trials of Viprinex, an increase of $319,000 in expenses related to the newly acquired rights to FGF-2, offset by a decrease of $2,197,000 of expenses for the continuing Phase III clinical trials for XERECEPT. The increase of $3,215,000 in expenses incurred for Viprinex consisted primarily of approximately $2,446,000 paid to the clinical research organization and consultants assisting with the trials, an increase of $659,000 in salaries and benefits due to the larger staff level to administer the trial and $473,000 due to an increase in site payments, offset by a decrease of $326,000 for manufacturing of clinical drug materials. The decrease of $2,197,000 of expenses incurred for XERECEPT consisted primarily of a decrease of approximately $523,000 for manufacturing of clinical drug materials, and a decrease of $1,352,000 paid to the clinical research organization and consultants assisting with the clinical trials and $327,000 in salaries from a reduction of staff. Research and development expense during the three months ended December 31, 2007 and 2006 includes approximately $141,000 and $140,000, respectively, of stock-based compensation expense

During the three months ended December 31, 2007, we recorded reimbursement revenue of $204,000 for administering the manufacturing development of XERECEPT in the United States. We anticipate that the expense reimbursement we receive may vary in future periods, but that, over the next several quarters, expenses are likely to be incurred at a rate that is comparable with that during the three months ended December 31, 2007, and that we will be reimbursed for all of the direct expenses we incur on behalf of Celtic. We anticipate that the research and development expenses for Viprinex will increase in future periods as the enrollment for the trials in the United States increases and as new sites are initiated in Europe, South Africa, Asia and Canada.

GENERAL AND ADMINISTRATIVE EXPENSES

Three months Ended December 31,		Increase From Period in Prior Year	Six Months Ended March 31,		Increase From Period in Prior Year
2007	2006	2007/2006	2007	2006	2007/2006
$ 1,912,000	$1,566,000	$346,000	$3,571,000	$3,059,000	$512,000

General and administrative expenses, which include costs relating to our corporate operations in California and administrative operations for our office in New Jersey, were $1,912,000 for the three months ended December 31, 2007, which increased by $346,000 compared to expenses of $1,566,000 for the same period in fiscal 2007. The increase of $346,000 consisted primarily of an increase of approximately $247,000 in legal and consulting fees and $148,000 in salaries due to higher staff levels, offset by a decrease in travel expenses of $60,000. General and administrative expense during the quarters ended December 31, 2007 and 2006 includes approximately $159,000 and $63,000, respectively, of stock-based compensation expense.

General and administrative expenses of $3,571,000 for the six months ended December 31, 2007 increased by $512,000 compared to expenses of $3,059,000 for the same period in 2006. The increase of $512,000 is due primarily from an increase of $118,000 related to compensation and an increase of $377,000 in legal and consulting fees. General and administrative expense during the six months ended December 31, 2007 and 2006 includes approximately $317,000 and $207,000, respectively, of stock-based compensation expense.

We anticipate that we will incur modest increases in general and administrative expenses in the foreseeable future.

INVESTMENT INCOME

Three months Ended December 31,		Increase From Period in Prior Year	Six Months Ended December 31,		Increase From Period in Prior Year
2007	2006	2007/2006	2007	2006	2007/2006
$452,000	$116,000	$336,000	$480,000	$269,000	$211,000

Net investment income for the three month and six months ended December 31, 2007 was $452,000 and $480,000 respectively. The increase over the same period in the prior year is due primarily from higher investment balances.

INTEREST EXPENSE

Three months Ended December 31,		Increase From Period in Prior Year	Six Months Ended December 31,		Increase From Period in Prior Year
2007	2006	2007/2006	2007	2006	2007/2006
$1,846,000	$—	$1,846,000	$2,479,000	$—	$2,479,000

Interest expense in the three and six months ended December 31, 2007 of $1,846,000 and $2,479,000, respectively, increased resulting primarily from interest and note discount amortization related to the short-term notes issued on September 12, 2007.

NON-CASH GAIN ON CHANGE IN FAIR VALUE OF WARRANTS

Three months Ended December 31,		Increase From Period in Prior Year	Six Months Ended December 31,		Increase From Period in Prior Year
2007	2006	2007/2006	2007	2006	2007/2006
$177,000	$—	$177,000	$3,079,000	$—	$3,079,000

In April 2007, we sold 434,782 shares of common stock and warrants to purchase an equivalent number of shares of common stock for gross offering proceeds of $7.0 million and net offering proceeds, after commissions and expenses, of approximately $6.5 million. The offering was made pursuant to a shelf registration statement declared effective by the SEC on March 23, 2007. The warrants issued in connection with the offering are exercisable for five years at a price of $16.80. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed not to be within our control and, accordingly, we are required to account for these warrants as a derivative financial instrument liability, rather than as stockholder’s equity (deficit). The warrant liability is initially measured and recorded at the warrants’ fair value, and is then re-valued at each reporting date with changes in the fair value reported as non-cash charges or credits to earnings. For warrant-based derivative financial instruments, the Black Scholes option valuation model is used to value the warrant liability. The classification of derivative instruments, including whether these instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. During the three and six months ended December 31, 2007, we recognized a non-cash gain on the decrease in the fair value of the warrants of $177,000 and $3,079,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2007	June 30, 2007
Cash, cash equivalents, and investments	$52,791,000	$8,904,0000
Working capital (deficit)	43,691,000	(3,974,000)

	Six Months Ended December 31,
	2007		2006
Cash provided by (used in):
Operating activities	$(11,036,000)		$(7,836,000)
Investing activities	(17,109,000	),	707,000
Financing activities	54,916,000		24,000

Since our inception in 1987, we have applied the majority of our resources to research and development programs and have generated only limited operating revenue. We have experienced operating losses in every year since inception, other than in fiscal 2001, resulting from funding the development and clinical testing of our drug candidates. We expect to continue to incur losses at least through fiscal 2009 resulting from our ongoing research and development efforts.

As of December 31, 2007, we had cash, cash equivalents and total investment securities available for sale of $52,791,000, which increased by $43,887,000 from cash, cash equivalents and total investment securities of $8,904,000 as of June 30, 2007, resulting principally from funds received from financing activities offset by the cash used in operations during the six months ended December 31, 2007.

Cash flows from operating activities

Our operating activities used $11,036,000 of cash during the six months ended December 31, 2007, resulting primarily from the net loss of $7,805,000, reduced by non-cash adjustments of $181,000. Cash flows from operating activities were further reduced by a decrease in deferred revenue of $2,750,000 from the sale of XERECEPT, a decrease of $997,000 in accounts payable and accrued liabilities, and cash flow was increased by the decrease of $622,000 in prepaid expenses and other current assets.

Cash flows from investing activities

Investing activities used $17,109,000 of cash during the six months ended December 31, 2007, resulting primarily from the purchases of securities of $19,275,000 offset by the maturity and sale of investment securities of $2,165,000.

Cash flows from financing activities

On September 12, 2007, the Company completed a $6 million debt and equity financing under its effective shelf registration statement. In the financing, the Company issued $6 million in principal amount of senior secured promissory notes and 392,857 shares of common stock. The notes accrued interest at a rate of 15% per annum and were due on the earlier of January 15, 2008 or seven days after the completion of an underwritten public offering of the Company’s common stock. Interest is payable in cash monthly starting October 15, 2007 and, upon the occurrence of an event of default, interest would have begun to accrue at a rate of 19% per annum.

On November 2, 2007, the Company completed an underwritten public offering of 21,818,181 shares of common stock at a $2.75 per share, which offering raised $60 million in gross proceeds and $55 million of net proceeds after underwriting discounts and estimated expenses.

Management believes that the Company’s cash and investment resources at December 31, 2007 will provide adequate liquidity to fund the Company’s operations at least through fiscal 2009. Nevertheless, we may seek to raise additional funds when market conditions permit; however, there can be no assurance that funding will be available or that, if available, it will be on acceptable terms.

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

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. As of December 31, 2007, the fair value of our cash, cash equivalents and investments maturing in one year or less was $32.3 million and represented 61.2% of our cash, cash equivalents and investment portfolio. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, the end of the period covered by this report.

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

NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: February 8, 2007	/s/ Paul E. Freiman
Paul E. Freiman President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: February 8, 2007	/s/ Craig Carlson
Craig Carlson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)