Form 10-Q/A
period 2007-12-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2008-02-14
CIK 918112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer  ☐             Accelerated Filer  ☒             Non-Accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practical date.

Common Stock, $.001 Par Value: 26,913,167 shares outstanding as of January 31, 2008.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q is being filed to provide certain additional non-financial disclosures for the period ended December 31, 2007 and subsequent events through the date of filing. There are no changes to the financial results initially reported for this period.

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

REVERSE STOCK SPLIT

On August 16, 2007, the Company filed a definitive proxy statement seeking stockholder approval for a reverse split of its outstanding common stock within a range of 1-for-5 to 1-for-7. A special meeting of stockholders was held on September 12, 2007 and the proposal was approved. On September 14, 2007, the Board of Directors authorized a 1-for-7 reverse split of the Company’s common stock, which became effective on September 17, 2007. Fractional shares resulting from the split were cancelled and the cash value was paid to the holders of such shares. All share and per share information contained in this filing has been adjusted to give effect to the split as if it had been in effect for prior periods.

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

NOTE 11—SUBSEQUENT EVENT

On January 30, 2008, we received a letter from Merz Pharmaceuticals GmbH concerning our recent discussions regarding a possible amendment to our License and Cooperation Agreement. Merz is seeking to lower our royalty rate under this agreement for sales of Memantine by Merz and its marketing partners. In the January 30 letter, Merz provided notice that they do not intend to make required quarterly royalty payments until the negotiations are concluded and they have withheld the payment due to us on January 30, 2008. On January 31, 2008, we provided Merz with a notice that this action was a breach of the agreement. This matter remains unresolved as of the date of this filing.

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

Memantine revenue. Since the commercial launch of Ebixa by Merz and Namenda by Forest, our royalties from memantine sales have grown considerably through October 2007. In October 2007, we received quarterly royalty payments of $2.1 million compared to royalty payments of $1.7 million for the same period in the prior year. Although we are not provided with sales estimates from Merz, Forest or any other Merz marketing partner, we expect that memantine sales will remain at or increase from these recent levels. However, we are continuing discussions with Merz and CMCC regarding our license and collaboration agreement and it is possible that this agreement could be amended to lower our royalty rate or even terminated. As a result, we cannot be certain that our royalty payments from memantine sales will continue in future periods at historical levels, or at all.

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

We expect to record revenues from the sale of our worldwide rights and assets related to XERECEPT in the approximate amount of $1,375,000 quarterly, or $5,500,000 annually, through November 2011, the period through which we provide services to Celtic under a related collaboration and services agreement. During the six months ended December 31, 2007, we recorded reimbursement revenue of $729,000 for administering the clinical trials and manufacturing of XERECEPT in the United States. We anticipate that the expense reimbursement we receive may vary in future periods, but that over the next several quarters, expenses are likely to be incurred at a rate that is comparable with that of the service period during the three months ended December 31, 2007 and that we will be reimbursed for all of the direct expenses we incur in behalf of Celtic. Royalty revenues result from sales of memantine by Merz and its marketing partners, who do not make anticipated future sales volumes available to us. Because we do not have data for anticipated future sales volume and have a limited history of memantine sales, and because of the uncertainty regarding future payments to us under our license and collaboration agreement with Merz and CMCC, we are currently unable to estimate future royalty revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2007	June 30, 2007
Cash, cash equivalents, and investments	$52,791,000	$8,904,0000
Working capital (deficit)	43,691,000	(3,974,000)

	Six Months Ended December 31,
	2007	2006
Cash provided by (used in):
Operating activities	$(11,036,000)	$(7,836,000)
Investing activities	(17,109,000)	707,000
Financing activities	54,916,000	24,000

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

Our future capital requirements will depend on a number of factors, including:

•	the royalties received from Merz for future sales of memantine and the costs of resolving any disputes with Merz over these royalties;

•	the receipt of payments pursuant to our agreements with Celtic;

•	the progress of our clinical development programs, including whether we are able to improve enrollment in our clinical trials for Viprinex;

•	the time and cost involved in obtaining regulatory approval for Viprinex;

•	the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights;

•	the acquisition or licensing of new drug candidates;

•	competing technological and market developments;

•	our ability to establish collaborative relationships; and,

•	the development of commercialization activities and arrangements

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June, 30, 2007, filed on September 13, 2007, and the following updates to these risk factors, any of these risks could materially affect our business, financial condition and future results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and future results.

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

We are party to a license and cooperation agreement with Merz and CMCC, pursuant to which we have rights to share in revenues from worldwide sales of memantine for the treatment of Alzheimer’s disease. However, we are not entitled to royalties on Merz’s sales of memantine for dementia or Alzheimer’s disease in certain jurisdictions where Merz had pre-existing marketing or other commercial arrangements, including Japan, Korea, China, Germany, Italy, Spain and several other smaller European markets, and much of Latin America, excluding Brazil. Under our agreement with Merz and CMCC, we are entitled to receive marketing payments and royalties from sales of memantine for the treatment of Alzheimer’s disease by Merz and its marketing partners, Forest Laboratories, Inc., or Forest, and H. Lundbeck A/S, or Lundbeck. Our receipt of these payments depends, among other things, on the continuation of our cooperation agreement with Merz and CMCC and the successful development and commercialization of memantine by Merz and its marketing partners in jurisdictions for which we are entitled to receive royalty payments. We have no direct control over the development or commercialization of memantine and have only limited, if any, input on the direction of development and commercialization efforts. Forest and Merz have informed us that they do not plan to pursue further development of memantine for neuropathic pain or other indications covered by the CMCC patents and we do not expect to receive any future payments relating to these indications.

With respect to the patents licensed from CMCC to Merz pursuant to the license and cooperation agreement, either CMCC or Merz (including its marketing partners) could take actions, or fail to take actions, with respect to these patents that could harm our interests. Once any FDA-granted exclusivity periods for marketed drugs end, pharmaceutical companies must rely on patents to exclude competitors from introducing generic versions of the same drug. Because patent protection for a marketed drug becomes increasingly important at that time, companies with approved drugs will typically reassess their patent strategy as FDA exclusivity periods terminate. In the case of Namenda/Ebixa, clinical data exclusivity expired in October 2007 and several suits have been filed by generic drug manufacturers challenging the patents covering the drug. Merz and Forest have decided not to pursue a patent term extension of the CMCC patent covering certain uses of memantine, and Merz and Forest have delisted this CMCC patent from the FDA’s Orange Book. Merz or CMCC can terminate our cooperation agreement upon six months’ notice. At present, we do not know whether Merz or CMCC intend to terminate the agreement. The termination of our agreement with Merz or any failure by Merz or its partners to successfully commercialize memantine or defend memantine against generic competition could reduce or eliminate our future royalties under the agreement and would have a material adverse effect on our business, financial condition and results of operations.

Merz has proposed amendments to our agreement, including reducing the royalties we are paid on sales of memantine for Alzheimer’s disease. At the end of January 2008, Merz failed to make a quarterly royalty payment when due and informed us that they do not intend to make further payments until we and CMCC agree to Merz’s proposed amendments to the agreement and the reduction of royalties. We have sent Merz a notice informing them that they are in breach of the agreement. There can be no assurance that our current dispute with Merz will be resolved; nor can we be certain of when we will receive the current and future royalty payments from Merz, if at all.

ITEM 4.	S UBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2007, the Company held its Annual Meeting of Stockholders. The following matters were voted on at the meeting, which was convened on November 16, 2007.

(1) The following three Class II directors were elected:

	Votes For	Withheld
Ronald E. Cape, Ph.D.*	3,374,455	600,192
Abraham D. Sofaer	3,384,831	589,816
John B. Stuppin	3,385,211	589,436

*As previously disclosed, Dr. Cape resigned from the Board on December 16, 2007.

(2) The motion ratify the selection of Odenberg, Ullakko, Muranishi & Co. LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2008 was approved; For 3,741,943; Against 212,158; Abstain 20,546.

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

NEUROBIOLOGICAL TECHNOLOGIES, INC.

Dated: February 14, 2007	/s/ Paul E. Freiman
Paul E. Freiman President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: February 14, 2007	/s/ Craig Carlson
Craig Carlson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)