Form 10-Q
period 2008-03-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2008-05-12
CIK 918112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practical date.
Common Stock, $0.001 par value: 26,913,167 shares outstanding as of April 30, 2008.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,
	2008	June 30, 2007
	(Unaudited)	(Note 1)

ASSETS

Current assets:

Cash and cash equivalents	$29,527	$5,538

Short-term investments	5,023	3,366

Interest receivable	95	53

Accounts receivable	506	430

Prepaid expenses and other current assets	246	862

Total current assets	35,397	10,249

Restricted cash	237	32

Deposits	53	53

Long-term investments	11,709	—

Property and equipment, net	442	587

	$47,838	$10,921

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$726	$1,622

Accrued clinical trial expenses	1,308	1,580

Accrued professional expenses	362	344

Accrued manufacturing and related expenses	710	826

Other accrued liabilities	969	933

Deferred revenue	5,500	5,500

Warrant liability	146	3,417

Total current liabilities	9,721	14,222

Long term clinical trial expenses and other liabilities	493	—

Deferred revenue, net of current portion	14,667	18,792

Total liabilities	24,881	33,014

Commitments and contingencies

Stockholders’ equity (deficit):

Preferred stock, $0.001 par value, 5,000 shares authorized, 2,332 Convertible Series A shares issued and 494 outstanding at March 31, 2008 and June 30, 2007, with aggregate liquidation preference of $247	247	247

Common stock, $0.001 par value, 50,000 shares authorized at March 31, 2008 and June 30, 2007, respectively, and 26,913 and 4,691 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	27	5

Additional paid-in capital	144,808	86,930

Accumulated deficit	(122,137)	(109,269)

Accumulated other comprehensive income (loss)	12	(6)

Total stockholders’ equity (deficit)	22,957	(22,093)

	$47,838	$10,921

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited — in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007

REVENUES

Technology sale and collaboration services	$1,523	$3,170	$5,002	$8,727

Royalty	2,161	1,708	6,245	4,952

Total revenues	3,684	4,878	11,247	13,679

EXPENSES

Research and development	5,945	7,690	18,822	19,230

General and administrative	1,757	1,686	5,327	4,745

Total expenses	7,702	9,376	24,149	23,975

Operating loss	(4,018)	(4,498)	(12,902)	(10,296)

Interest income	540	84	1,020	353

Interest expense, including non-cash amortization of $2,336 discount on notes for the nine months ended March 31, 2008	—	—	(2,479)	—

Non-cash gain on change in fair value of warrants	193	—	3,271	—

Impairment charge for decrease in value of investments	(1,778)	—	(1,778)	—

NET LOSS	$(5,063)	$(4,414)	$(12,868)	$(9,943)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.19)	$(1.04)	$(0.76)	$(2.35)

Shares used in basic and diluted net loss per share calculation	26,913	4,238	16,963	4,228

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

	Nine months ended March 31,
	2008	2007

OPERATING ACTIVITIES:

Net loss	$(12,868)	$(9,943)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	154	175

Stock-based compensation	647	568

Non-cash gain on change in fair value of warrants	(3,271)	—

Amortization of note discount	2,336	—

Impairment charge for decrease in value of investments	1,778	—

Changes in assets and liabilities:

Interest receivable	(42)	18

Accounts receivable	(76)	(166)

Notes receivable	—	4,000

Prepaid expenses and other current assets	616	388

Restricted cash and deposits	(205)	—

Accounts payable and accrued liabilities	(737)	(1,305)

Deferred revenue	(4,125)	(4,125)

Net cash used in operating activities	(15,793)	(10,390)

INVESTING ACTIVITIES:

Purchase of investments	(22,928)	(2,300)

Maturity and sale of investments	7,802	4,446

Sales (purchases) of property and equipment	(9)	(33)

Net cash provided by (used in) investing activities	(15,135)	2,113

FINANCING ACTIVITIES:

Increase in bank overdraft	—	375

Proceeds from exercise of stock options and purchases under the employee stock purchase plan	31	347

Proceeds from common stock issued in public offering, net of issuance costs	54,896	—

Proceeds from issuance of notes and common stock, net of issuance costs	5,990	—

Repayment of notes	(6,000)	—

Net cash provided by financing activities	54,917	722

Increase (decrease) in cash and cash equivalents	23,989	(7,555)

Cash and equivalents at beginning of period	5,538	9,737

Cash and equivalents at end of period	$29,527	$2,182

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
(Tabular amounts in thousands, except per share amounts)
1. Basis of Presentation and Summary of Significant Accounting Policies
Business Description
Neurobiological Technologies (“NTI” or “the Company”) is a biopharmaceutical company focused on developing novel, first-in-class agents for central nervous system conditions and other serious unmet medical needs. The Company’s most advanced product candidate, Viprinex™, is in phase 3 clinical testing as a novel investigational drug for treating acute ischemic stroke. Stroke is one of the most prevalent, debilitating and costly diseases in the world, and there are few acceptable treatment options. Viprinex is designed to expand the treatment window from three hours to six hours. In addition, the Company has the right to receive royalty payments from the sales of an approved product, memantine, an approved drug marketed for Alzheimer’s disease. The Company also has rights to receive payments from the development of another investigational drug which is in Phase 3 clinical trials for the treatment of edema (swelling) associated with cerebral tumors. Additionally, NTI’s earlier stage pipeline includes rights to two compounds in preclinical development for the potential treatment of Alzheimer’s disease and Huntington’s disease.
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, NTI-Empire, Inc. All intercompany accounts and transactions have been eliminated. NTI operates in one business segment, the development of pharmaceutical products.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for reporting on complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. The condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the balances and disclosures. Actual results could differ from these estimates.
The consolidated balance sheet as of June 30, 2007 has been derived from the audited financial statements at that date but as noted above does not include all disclosures required for complete financial statements.
The audited consolidated financial statements as of June 30, 2007 contained a “going concern” audit opinion qualification from the Company’s independent registered public accounting firm. The Company has raised approximately $54.9 million net capital since that date, and management believes that the Company’s cash, cash equivalents and investments as of March 31, 2008 will be sufficient to fund the Company’s operations at least through the end of fiscal year 2009.
Revenue Recognition
Technology and collaboration service revenue is recognized according to the terms of contractual agreements to which NTI is a party, when the Company’s performance requirements have been fulfilled, the fee is fixed and determinable, and collection is probable or reasonably assured. Revenue from license fees with non-cancelable, non-refundable terms and no future performance obligations is recognized when collection is assured. Milestone payments are recognized when the Company has fulfilled development milestones and collection is assured. Revenue from services performed for other parties is recorded during the period in which the expenses are incurred.
Royalty revenue is generally recorded when payments are received because we are unable to estimate and accrue royalty revenue due to the limited sales history of the product.
Reverse Stock Split
On September 17, 2007, the Company implemented a reverse stock split whereby each seven shares of common stock issued and outstanding immediately before the reverse split were converted into one share of common stock after the reverse split. All share and per share information contained in this filing has been adjusted to give effect to the split as if it had been in effect for all periods presented.

Reclassifications
In order to conform to the current year’s presentation, the Company has reclassified certain prior period items from research and development into general and administrative expenses in the statement of operations. In addition, the Company has reclassified certain prior period purchases, maturities and sales of investments in the statement of cash flows.
2. Investments
All securities that are highly liquid and purchased with original maturities of 90 days or less are recorded as cash equivalents. The Company also has investments which include the U.S. government and agency securities, corporate bonds, mortgage-backed securities and auction rate securities. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses reported as a component of accumulated other comprehensive income or loss in stockholders’ equity. Realized gains or losses, amortization of premiums, accretion of discounts and earned interest are included in investment income. The cost of securities when sold is based upon specific identification.
The Company has investments in auction rate securities (“ARS”) that have a cost basis of approximately $13.5 million. ARS are structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals. However, recent events in the credit markets have resulted in failed auctions for NTI’s ARS beginning in February 2008. The Company believes the value of these ARS have been impaired, and accordingly has recorded an impairment charge to reduce the carrying value of the ARS to approximately $11.7 million as of March 31, 2008, based on a model of discounted future cash flows and assumptions regarding interest rates. The Company is now classifying its ARS as “Long-term investments.”
Net unrealized gains aggregated $12,000 at March 31, 2008. Net unrealized losses aggregated $6,000 at June 30, 2007. The following table shows the components of the investments held by the Company.

	Estimated Fair Value
	March 31, 2008	June 30, 2007

Auction rate securities:

Maturing within 20 through 40 years	$11,672	$3,130

Corporate debt obligations:

Maturing within 1 year	5,023	15

Maturing within 1 through 5 years	—	20

U.S. Government obligations:

Maturing after 5 years	—	110

Mortgage and asset-backed securities:

Maturing after 5 years	37	91

Total investments	$16,732	$3,366

Short term investments	$5,023	$3,366

Long term investments	$11,709	—

Total investments	$16,732	$3,366

3. Warrant Liability
The fair value of warrants issued by the Company in connection with an April 2007 sale of common stock has been recorded as a liability on the consolidated balance sheet based on a Black-Scholes option pricing model, and is marked to market on each financial reporting date. The change in fair value of the warrants is recorded in the consolidated statements of operations as a non-cash gain or loss. The key assumptions used to value the warrants were:

March 31, 2008

Volatility of common stock	0.67

Remaining term (in years)	4.00

Risk free interest rate	2.13%

Expected dividends	—
4. Promissory Notes Issued and Repaid
On September 12, 2007, the Company entered into a debt and equity financing agreement under which the Company issued $6.0 million in principal amount of senior secured promissory notes and 392,857 shares of common stock. The proceeds were allocated to the promissory notes and common stock based on their relative fair values. The $2,336,000 allocated to the common stock was recorded as a discount to the notes, with a corresponding credit to common stock and additional paid-in capital. The note discount was amortized to interest expense using the effective interest method over the term of the notes, which were repaid in November 2007. The effective interest rate on the notes was 326% per annum, based on the stated interest rate, the amortized discount and the term.
5. Sale of Common Stock
On November 2, 2007, the Company issued 21,818,000 shares of common stock in an underwritten offering at a public offering price of $2.75 per share, for gross proceeds of $60.0 million. After underwriting commissions and expenses, net proceeds were $54.9 million.
6. Research Collaboration Agreements
In November 2007 and February 2008, the Company entered into separate research collaboration and license agreements with the Buck Institute for Age Research (“Buck”), pursuant to which two Buck and the Company will jointly develop pre-clinical compounds for the treatment for Alzheimer’s Disease (“AD”) and Huntington’s Disease (“HD”). Under the terms of the agreements, the Company received licenses to various patent rights for the use of specified compounds to treat AD and HD, respectively. In return, the Company has agreed to fund specified research activities at Buck involving the compounds underlying the patent rights. The Company’s funding obligations are for initial one-year research program terms, with options to extend these program terms, subject to certain conditions. Upon the achievement of specified events, the Company has agreed to make milestone payments to Buck. The Company has also agreed to pay royalties on the net sales of any compounds that are ultimately developed and approved under the collaborations. The estimated amount payable by the Company pursuant to the initial terms of these agreements is approximately $2,180,000, of which $1,947,000 is payable during the first year of the research program terms.
7. Stock-based Compensation
The Company provides stock-based compensation under two equity compensation plans, the 2003 Equity Incentive Plan and the 2003 Employee Stock Purchase Plan.
The 2003 Equity Incentive Plan, as amended, provides for the issuance of stock options and stock awards to employees, officers, directors and consultants of the Company. In general, options are granted with an exercise price equal to the market price of the underlying common stock on the date of the grant, have a term of 7 to 10 years and become exercisable over vesting periods of one to four years. The 2003 Equity Incentive Plan had reserved up to 357,142 shares of common stock for issuance.
The 2003 Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined six month accumulation periods. The price at which the stock is purchased is equal to the lower of 85% of the fair value of the stock on the last trading day before the commencement of the applicable offering period or 85% of the fair value of the common stock on the last trading day of the accumulation period. The 2003 Employee Stock Purchase Plan has reserved up to 71,428 shares of common stock for sale.

The Company recognizes stock-based compensation expense based on estimates of the fair value of stock option and stock grant awards as measured on the grant date. The portion of the award that is ultimately expected to vest is recognized into expense over the vesting periods of the awards granted. The Company uses the Black-Scholes option pricing model to determine the value of the awards granted. This model requires various input assumptions, which are noted in the tables below.

			Immediate
	4 year vesting	4 year vesting	Vesting 3
For the Nine Months Ended March 31, 2008:	7 year term	7 year term	year term

Expected volatility	0.76 - 0.80	0.83	0.83

Expected term (in years)	4.75	5.50	3.0

Risk free interest rate	2.60 - 4.21%	3.40%	2.82%

Expected dividends	—	—	—

	4 year vesting	4 year vesting	3 year vesting	1 year vesting
For the Nine Months Ended March 31, 2007:	7 year term	10 year term	7 year term	10 year term

Expected volatility	0.82 -1.08	1.08-1.27	0.80	0.89 - 1.27

Expected term (in years)	4.75	6.25	4.50	5.50

Risk free interest rate	4.46 -4.66%	4.35-4.83%	4.67%	4.35 - 4.67%

Expected dividends	—	—	—	—
Expected volatilities are based on historical volatilities of the Company’s stock. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the mid-point between the weighted-average vesting period and the contractual life of the option. The risk free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. During the three and nine months ended March 31, 2008, the Company used a forfeiture rate of 3% based on an analysis of historical data, as the Company believes it reasonably approximates the currently anticipated rate of forfeiture for granted and outstanding options.
Stock-based compensation expense has been recorded in the statement of operations as follows:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007

General and administrative	$119	$142	$436	$349

Research and development	70	79	211	219

Total stock-based compensation expense	$189	$221	$647	$568

During the three and nine months ended March 31, 2008, the Company granted options to purchase a total of 15,000 and 27,323 shares of common stock for which the aggregate grant-date fair value was $22,000 and $49,000, respectively. During the three and nine months ended March 31, 2007, the Company granted options to purchase a total of 26,428 and 101,364 shares of common stock for which the aggregate grant-date fair value was $498,000 and $1,481,000, respectively. As of March 31, 2008, there was $862,000 of total unrecognized compensation cost related to unvested stock-based compensation awards which is expected to be recognized over the weighted average vesting period of 1.9 years.
The Company believes it is important for readers of its financial statements to be aware of the high degree of subjectivity involved when using option valuation models to estimate stock-based compensation expense. Option valuation models were developed for use in estimating the value of traded options, which are listed on organized exchange markets, have no vesting or hedging restrictions and are fully transferable. Because future stock prices cannot be estimated, the models that must be used to estimate the fair value of stock awards may bear little resemblance to the actual values realized by the recipients upon the exercise, expiration, termination or forfeiture of the stock-based awards. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in the financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in the financial statements. Issuance of stock awards and recording expense in the consolidated financial statements will not result in the payment of cash by the Company.

8. Income Taxes
The Company files income tax returns in the U.S. and various state jurisdictions. As of March 31, 2008, the Company’s U.S. federal income tax returns were subject to future examinations beginning with the fiscal year ended June 30, 2005.
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN No. 48”), on July 1, 2007. FIN No. 48 establishes a single model to address uncertainty in accounting for income taxes and requires a company to recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. Upon adoption of FIN No. 48, NTI completed a review of tax positions taken in tax returns that remain subject to examination. Based upon the review, the Company does not believe it has any unrecognized tax benefits. There was no material impact on the Company’s financial condition or results of operations as a result of implementing FIN No. 48.
The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the three and nine month periods ended March 31, 2008. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.
9. Net Loss per Share
Basic and diluted net loss per share is based on the weighted average number of shares of common stock issued and outstanding during the period. If the Company had reported net income, the dilutive effect of additional equity instruments totaling 1,001,912 and 576,716 shares for the nine months ended March 31, 2008 and 2007, respectively, would need to be considered.
10. Comprehensive Loss
The Company’s comprehensive loss was $5,049,000 and $4,412,000 for the three months ended March 31, 2008 and 2007, respectively, and $12,850,000 and $9,927,000 for the nine months ended March 31, 2008 and 2007, respectively.
11. Recently Issued Accounting Standards
The following pronouncements have recently been issued but have not yet been adopted by the Company:
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a market-based hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but it does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for the Company’s fiscal year beginning July 1, 2008. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position and footnote disclosures.
In June 2007, the FASB ratified EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (“EITF No. 07-03”), which requires nonrefundable advance payments for future research and development activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. EITF No. 07-03 will be effective for the Company’s fiscal year beginning July 1, 2008. The Company is currently evaluating what effect, if any, the adoption of EITF No. 07-03 will have on its consolidated results of operations, financial position and footnote disclosures.
In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). EITF 07-01 addresses arrangements with other companies to jointly develop, manufacture, distribute, and market products when the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). These types of arrangements may provide for collaborators to share, based on contractually defined calculations, the profits or losses from the associated activities. EITF 07-01 requires collaborators in such virtual joint venture arrangements to present the results of activities for which they act as the principal on a gross basis, and to report any payments received from or made to its other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 is effective for collaborative arrangements in place at the beginning of annual periods beginning after December 15, 2008. The Company does not expect that the adoption of EITF 07-1 will have a material impact on its consolidated results of operations and financial position.

12. License and Cooperation Agreement
In February 2008, the Company amended its License and Cooperation Agreement with Merz Pharmaceuticals GmbH (“Merz”) and Children’s Medical Center Corp. In the amendment Merz has agreed not to terminate the agreement prior to an effective date of January 1, 2010. The amendment also provides for a staged reduction in the royalty rates to be paid to NTI by Merz on sales of memantine in the United States beginning July 1, 2008, and the discontinuation of royalties on sales of memantine in Europe beginning October 1, 2007.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q are forward-looking statements that involve risks and uncertainties. The factors referred to in the section captioned “Risk Factors,” as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. The Company’s Annual Report on Form 10-K also contains risk factors that provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
Overview
We are a specialty biopharmaceutical company focused on developing novel, first-in-class agents for central nervous system conditions and other serious unmet medical needs. Our most advanced product candidate, Viprinex™, is in phase 3 clinical testing as a novel investigational drug for treating acute ischemic stroke. Stroke is one of the most prevalent, debilitating and costly diseases in the world, and there are few acceptable treatment options. Viprinex is designed to expand the treatment window from three hours to six hours. In addition, we have rights to receive royalty payments from the sales of an approved product, memantine, an approved drug marketed for Alzheimer’s disease by Merz Pharmaceuticals GmbH, or Merz, and its marketing partners. We also have rights to receive payments from the development of another investigational drug, XERECEPT®, which we have sold to Celtic Pharma Holdings, L.P., or Celtic, and is in phase 3 clinical trials for the treatment of edema (swelling) associated with cerebral tumors. Additionally, our earlier stage pipeline includes rights to two compounds in preclinical development for the potential treatment of Alzheimer’s disease and Huntington’s disease.
Below is an overview of the material developments and trends that affected our results of operations and financial condition for the periods presented.
Viprinex™ development activity.
We are currently conducting two phase 3 clinical trials of Viprinex (ancrod) for acute ischemic stroke. The trials are referred to as Ancrod Stroke Program I and Ancrod Stroke Program II, or ASP I and ASP II. We currently anticipate completing a limited interim analysis, referred to as a futility analysis, which we are currently targeting to achieve in approximately the first half of calendar 2009. To date, the pace of patient enrollment has been slower than expected and the interim analysis may be further delayed if we are unable to increase patient enrollment as planned. For the futility analysis, an independent Data Safety Monitoring Board, or DSMB, will conduct an unblinded review of the outcome of the patients receiving Viprinex compared to the patients receiving placebo. The DSMB will determine whether it is futile for us to continue the trial, such as if there has been no treatment benefit of Viprinex demonstrated or where there is overwhelming efficacy. The DSMB will also continue to monitor safety. While the DSMB will have access to the unblinded data, they will not be allowed to share any of this with us if they determine we should continue the trials.
XERECEPT® development activity.
Celtic continues to develop XERECEPT for the treatment of brain edema associated with cerebral tumors, and expects to report results of a phase 3 clinical trial during calendar 2008. Over the course of fiscal 2008, we have significantly reduced the development services we have provided to Celtic, which has reduced both our development expenses and the corresponding reimbursement revenue.
Financing activity.
In September 2007, we entered into a bridge financing agreement under which we issued $6.0 million of senior secured promissory notes and approximately 393,000 shares of common stock. We repaid the notes in November 2007 after we completed an underwritten offering of 21,818,000 shares of common stock at a price of $2.75 per share, raising $60.0 million in gross proceeds. After underwriting commissions and expenses, net proceeds of the underwritten offering were $54.9 million.

RESULTS OF OPERATIONS
Revenues
The major components of our revenue are as follows:

			Variance			Variance
			From			From Period
	Three months Ended		Period in	Nine Months Ended		in Prior
	March 31,		Prior Year	March 31,		Year
	2008	2007	2008/2007	2008	2007	2008/2007

XERECEPT® sale	$1,375	$1,375	$—	$4,125	$4,125	$—

Collaboration services	148	1,795	(1,647)	877	4,602	(3,725)

Technology sale and collaboration services	1,523	3,170	(1,647)	5,002	8,727	(3,725)

Royalty	2,161	1,708	453	6,245	4,952	1,293

Total revenues	$3,684	$4,878	$(1,194)	$11,247	$13,679	$(2,432)

Total revenues of $3,684,000 for the three months ended March 31, 2008, decreased by $1,194,000 from revenues of $4,878,000 in the same period of 2007. Our third quarter fiscal 2008 revenues consisted of $2,161,000 from royalties on the commercial sales of memantine by Merz and its marketing partners in the United States and certain European countries, $1,375,000 from the sale of our rights and interests in XERECEPT to Celtic and $148,000 from the reimbursement of the direct expenses incurred for services provided to Celtic for administering the Phase 3 clinical trials and manufacturing of XERECEPT in the United States. Royalties were higher for the three months ended March 31, 2008 than the three months ended March 31, 2007 because of higher sales of memantine by Merz and its marketing partners, resulting in a higher payment to us. Royalty payments we receive for future periods will be based on an amended royalty structure with Merz, and we will no longer receive royalties for sales of memantine outside the United States, which aggregated $390,000 and $1,064,000 for the three and nine months ended March 31, 2008. Revenues from the sale of XERECEPT were the same for the three months ended March 31, 2008 as for the three months ended March 31, 2007 because we are recognizing the up-front payment of $33 million we received in November 2005 on a straight-line basis over the estimated term of our obligations, which extends to November 2011. Revenues from collaboration services declined by $1,647,000, or 92%, to $148,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 because we have transitioned most of the XERECEPT drug development work to Celtic and are no longer being reimbursed for higher levels of costs since we are no longer incurring them.
Revenues of $11,247,000 for the nine months ended March 31, 2008, decreased by $2,432,000 from revenues of $13,679,000 in the same period of 2007. Reasons for the changes in the nine-month period were the same as for the three-month period ended March 31, 2008, with lower reimbursements of our costs for development of XERECEPT more than offsetting higher royalties received on sales of memantine. We expect revenues from collaboration services to continue at the recently lower levels for the foreseeable future.

RESEARCH AND DEVELOPMENT EXPENSES
Because we are in the business of drug development and our current drug candidates have not been approved for sale, the majority of our costs are related to the research and development of these drug candidates and are expensed as incurred. Research and development costs include clinical trial costs, drug supply and manufacturing costs, salaries and related personnel costs for employees involved in the development of our products, and other costs related to developing investigational drugs including outside consultants. The following table shows our research and development expenses by product under development (in thousands):

			Variance			Variance
	Three months Ended		From Period	Nine Months Ended		From Period
	March 31,		in Prior Year	March 31,		in Prior Year
	2008	2007	2008/2007	2008	2007	2008/2007

Viprinex for Stroke.	$5,122	$5,880	$(758)	$16,915	$14,459	$2,456

XERECEPT	182	1,810	(1,628)	947	4,771	(3,824)

Preclinical treatments for Alzheimer’s and Huntington’s Diseases	641	—	641	960	—	960

Total	$5,945	$7,690	$(1,745)	$18,822	$19,230	$(408)

Total research and development expenses were $5,945,000 for the three months ended March 31, 2008, which represented a decrease of $1,745,000 compared to the same period in fiscal 2007. For the nine months ended March 31, 2008, research and development expenses were $18,822,000, a decrease of $408,000 from the nine months ended March 31, 2007.
The majority of our research and development efforts are focused on Viprinex, a phase 3 investigational drug for the treatment of acute ischemic stroke which we acquired rights to in July 2004. Since acquiring these rights, we have established GMP manufacturing capability and initiated two large, international, well-controlled, double-blind, randomized pivotal studies designed to determine whether Viprinex is a safe and effective treatment for stroke when given within six hours of onset. To date, in addition to the purchase price we paid to acquire the rights to Viprinex from Empire Pharmaceuticals, Inc., we have spent approximately $61 million in direct costs on the development of Viprinex.
For the three months ended March 31, 2008, our spending on Viprinex aggregated $5,122,000, a decrease of 13% from spending of $5,880,000 for the three months ended March 31, 2007. Costs for the three month period ended March 31, 2008 decreased because costs for the 2007 period included payments to Nordmark A/S of approximately $1.3 million related to Nordmark’s completion of certain development work on the snake farm (the active ingredient in Viprinex is derived from the venom of the Malayan pit viper). As this development work was completed in 2007, there were no comparable costs in 2008. The decrease in costs for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 that was related to the 2007 development of the snake farm was partially offset by an increase in clinical trial costs related to the higher number of patients enrolled into our phase 3 trials and the higher number of sites eligible to enroll patients during the 2008 period.
For the nine months ended March 31, 2008, our spending on Viprinex aggregated $16,915,000; an increase of 17% compared to $14,459,000 for the nine months ended March 31, 2007. For the nine months ended March 31, 2008 the increase in Viprinex development costs includes an increase in salaries and benefits as we hired additional personnel to oversee the clinical trial and qualify additional investigator sites for enrollment of patients, increased costs for training clinical investigators, increased clinical trial site expenses and lab costs, all partially offset by lower development expenses following the completion of certain development work on the snake facility.
For the three and nine months ended March 31, 2008, our spending on XERECEPT decreased to $182,000 and $947,000, respectively, from $1,810,000 and $4,771,000 for the comparable periods in fiscal 2007. During fiscal 2008 we have transitioned substantially all drug development activities to Celtic and are no longer incurring these costs. The decrease in our research and development costs for XERECEPT is comparable to the decrease in revenue for reimbursement of these costs by Celtic. In future periods, we expect our costs (and comparable reimbursement revenues) for XERECEPT to be similar to the lower levels of 2008.

GENERAL AND ADMINISTRATIVE EXPENSES
The following table shows our general and administrative expenses (in thousands):

		Increase From Period			Increase From Period
Three months Ended March 31,		in Prior Year	Nine Months Ended March 31,		in Prior Year
2008	2007	2008/2007	2008	2007	2008/2007
$1,757	$1,686	$71	$5,327	$4,745	$582
General and administrative expenses, which include costs relating to our corporate operations in California and administrative operations for our office in New Jersey, were $1,757,000 for the three months ended March 31, 2008, a 4% increase from the expenses of $1,686,000 for the same period in fiscal 2007. The increase of $71,000 for the three months ended March 31, 2008 is due primarily to an increase in personnel costs following the announced resignation of our prior Chief Financial Officer; excluding this item, general and administrative expenses would have decreased for the quarter ended March 31, 2008 compared to the same period in fiscal 2007.
General and administrative expenses of $5,327,000 for the nine months ended March 31, 2008 increased by 12% compared to the same period in 2007. The increase of $582,000 is primarily due to an increase in compensation and benefits after we hired additional personnel to address the earlier material weaknesses in our internal control, and an increase in legal and consulting fees related to new contracts entered into during the 2008 period, both partially offset by a reduction in audit fees following our hiring of the additional administrative personnel.
We are currently conducting a review of our operating structure and expenses, seeking areas in both research and development and general and administrative expenses where there are potential cost savings. We expect research and development costs to increase for the Viprinex program as additional patients are enrolled into our clinical trail. We are seeking to reduce our general and administrative expenses in future periods.
INTEREST INCOME
Interest income for the three month and nine month periods ended March 31, 2008 was $540,000 and $1,020,000 respectively, compared to $84,000 and $353,000 for the same period in 2007. The increases over the same periods in the prior year are primarily due to higher cash and investment balances following our underwritten sale of common stock for net proceeds of approximately $54.9 million in November 2007.
INTEREST EXPENSE
Interest expense for the nine months ended March 31, 2008 was related to short-term notes issued in September 2007 and repaid in November 2007.
NON-CASH GAIN ON CHANGE IN FAIR VALUE OF WARRANTS
In April 2007, we sold approximately 435,000 shares of common stock and warrants to purchase an equivalent number of shares of common stock for net proceeds of approximately $6.5 million. The warrants issued in connection with the offering are exercisable for a five-year period at a price of $16.80 per share. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement of the warrants is deemed not to be within our control and, accordingly, we are required to account for these warrants as a derivative financial instrument liability. The warrant liability is re-valued on each reporting date with changes in the fair value from prior periods reported as non-cash charges or credits to earnings. For warrant-based derivative financial instruments, the Black-Scholes option valuation model is used to value the warrant liability. The classification of derivative instruments, including whether these instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The non-cash gain on changes in fair value of warrants represents changes in the Black-Scholes value of the warrants we issued, which has occurred primarily as a result of the decrease in the price of our common stock.
IMPAIRMENT CHARGE FOR DECREASE IN VALUE OF INVESTMENTS
We recorded a charge of $1,778,000 for the three and nine month periods ended March 31, 2008 for the decrease in value of our investments in auction rate securities, or ARS. ARS are structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals. Beginning in February 2008, auctions failed to settle for the ARS held in our investment portfolio, and accordingly, we believe the value of these ARS has been impaired. Therefore, we have recorded a charge for the impairment, based on a model of discounted future cash flows and assumptions regarding interest rates. There were no comparable charges for the periods in fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES
We assess liquidity primarily by the cash and investments available to fund our operations, which are primarily the continuation of the phase 3 clinical trials of Viprinex for acute ischemic stroke, the continued development of Viprinex manufacturing processes, and the administrative expenses of operating as a public company. We also assess liquidity by our working capital, modified to exclude deferred revenue and the warrant liability, available to fund operations. We exclude deferred revenue and the warrant liability from our working capital as we do not believe these items will ever require payments from our funds. The following table shows our cash and short-term investments and working capital (in thousands).

	March 31,	June 30,
	2008	2007

Cash, cash equivalents, and short-term investments	$34,550	$8,904

Working capital (excluding deferred revenue and the warrant liability)	31,322	4,944
The above table does not include our long-term investments in auction-rate securities of $11.7 million at March 31, 2008.
Since our inception in 1987, we have applied the majority of our resources to our research and development programs and have generated only limited operating revenue. We have experienced operating losses in nearly every year since inception as we have funded the development and clinical testing of our drug candidates. We expect to continue to incur losses for the foreseeable future.
As of March 31, 2008, our combined balance of cash, cash equivalents and short-term investments increased by $25.6 million from the balance at the end of our most recent fiscal year, June 30, 2007. The increase was a result of $54.9 million in net proceeds received from our sale of common stock in November 2007, largely offset by the operating activities of conducting our clinical trials and other operations as a company, which used approximately $15.8 million in cash and short-term investments, and our reclassification of approximately $11.7 million to long-term investments due to the uncertainty in the auction rate securities market.
We believe that our cash, cash equivalents and investments (long and short-term combined) as of March 31, 2008 will be sufficient to fund our planned operations at least through the end of fiscal 2009. However, we also believe that this estimate of our future liquidity will be materially impacted by the success or failure in enrolling patients into our Viprinex clinical trials. Either success or failure could increase our operating expenses, as success would involve additional incremental costs of the additional patients and a faster outflow of funds to pay these costs. Failure to enroll patients at the anticipated rate may require us to initiate additional potentially costly activities as we attempt to reach our targeted enrollment, and we will still incur fixed costs for our operations and the sites eligible to enroll patients. We may seek to raise additional funds when market conditions permit; however, there can be no assurance that funding will be available or that, if available, it will be on acceptable terms.
Our future capital requirements will depend on a number of factors, including:
•	the progress of our clinical development programs, primarily our clinical trials for Viprinex;

•	the time and cost involved in obtaining regulatory approval for Viprinex;

•	the value we are able to receive upon our disposition of the auction rate securities we hold as long-term investments;

•	the royalties received from Merz for future sales of memantine;

•	the receipt of milestone, royalty and profit-sharing payments pursuant to our agreements with Celtic;

•	the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights;

•	the acquisition or licensing of new drug candidates;

•	reaching funding milestones for payments to Buck;

•	competing technological and market developments;

•	our ability to establish collaborative relationships; and,

•	the development of commercialization activities and arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements. We regularly assess these risks and have established policies and business practices designed to help us protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.
We invest funds not needed for near-term operating expenses in diversified short-term and long-term investments, consisting primarily of investment grade securities. As of March 31, 2008, the fair value of our cash, cash equivalents and investments maturing in one year or less was $34.6 million and represented 75% of our cash, cash equivalents and investment portfolio. A hypothetical 50 basis point increase in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities due to the general short-term nature of our investment portfolio, or the regular resetting of interest rates on the securities we own which have an overall maturity date of more than one year . We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

We have two offices in the United States and no offices in foreign locations. However, the manufacturer of the Active Pharmaceutical Ingredient, or API, in our lead investigational drug, Viprinex, is based in Germany and our obligations to this manufacturer are denominated in Euros. In addition, we have entered into agreements with clinical trial sites throughout the world, and as a result have payment obligations denominated in foreign currencies. Because we do not maintain any accounts in foreign currencies, decreases in the value of the United States dollar will increase our U.S. dollar costs as additional U.S. dollars would be necessary to pay the same costs denominated in the various foreign currencies.
As of March 31, 2008, we had $11.7 million invested in auction rate securities, or ARS, issued principally by student loan agencies and rated AAA by a major credit rating agency. Our cost basis in these securities was approximately $13.5 million. ARS are structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, which are approximately once a month. However, recent events have caused overall liquidity concerns in the ARS markets and have resulted in failed auctions beginning in February 2008. Therefore, based on the failed auctions since that time we have classified all of our auction rate securities as “long-term investments” as of March 31, 2008 and recorded a charge for the decrease in their value. We have estimated the fair value of these investments based on a model of discounted future cash flows and assumptions regarding interest rates. If the auctions for these securities continue to fail, the ARS may not be readily convertible into cash, and we may be required to take losses on the sale of the securities. Based on our expected cash usage for the next twelve months, we do not anticipate the current illiquidity of these investments will affect our ability to operate our business as usual for at least twelve months.
Item 4. Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008, the end of the period covered by this report.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently party to any material legal proceedings although from time to time we are named as a party to lawsuits in the normal course of business.
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
If our clinical trials for Viprinex are delayed because of patient enrollment or other problems, we would incur additional costs and experience delays in the potential receipt of revenues.
The rate of patient enrollment to date in our clinical trials for Viprinex continues to be slower than planned. These delays have caused us to further revise our estimated completion dates for these trials, and any additional delays would further impede the timely development of Viprinex and would further increase our development costs and risks. Because we are currently conducting much of the clinical development work ourselves for the Viprinex clinical trials, and have only limited resources in these areas, we may be unable to successfully enroll sites and encourage patient enrollment. Delays in planned patient enrollment in our current or future clinical trials would result in increased costs, a longer period until we would be able to seek approval and the loss of potential revenues. Further, if we experience significant delays, our long-term prospects will be negatively affected as the remaining life for our Viprinex intellectual property will be shorter by the time commercial sales can commence. In any such case, our prospects would be harmed and our stock price could decline. Additionally, investors should particularly note that our statements regarding the expected timing for completion of these trials is based on projections that assume significant improvements over historic patient enrollment and site recruitment. If we are unable to make these improvements, then the actual timing for completion of the trials will be later than anticipated.

The royalty rate we receive for memantine product sales will decrease.
We are party to a license and cooperation agreement with Merz and CMCC, pursuant to which we have rights to share in revenues from worldwide sales of memantine for the treatment of Alzheimer’s disease. However, we are not entitled to royalties on Merz’s sales of memantine for dementia or Alzheimer’s disease in certain jurisdictions where Merz had pre-existing marketing or other commercial arrangements. Under our agreement with Merz and CMCC, we are entitled to receive royalties from sales of memantine for the treatment of Alzheimer’s disease by Merz and its marketing partners, Forest Laboratories, Inc., or Forest, and H. Lundbeck A/S, or Lundbeck. Our receipt of these payments depends, among other things, on the continuation of our cooperation agreement with Merz and CMCC. We have no direct control over the development or commercialization of memantine and have only limited, if any, input on the direction of development and commercialization efforts. Forest and Merz have informed us that they do not plan to pursue further development of memantine for neuropathic pain or other indications covered by the CMCC patents and we do not expect to receive any future payments relating to these indications.
At the end of January 2008, Merz failed to make a quarterly royalty payment to us when due and informed us that they did not intend to make further payments until we and CMCC agreed to proposed amendments Merz had suggested to the agreement, including a reduction of royalties. We subsequently entered into an agreement with Merz whereby we were paid the royalty payment due in January 2008 and Merz agreed not to terminate the agreement before an effective date of January 1, 2010. In return we agreed to a staged reduction in royalty rates on sales of memantine in the United States beginning in the third quarter of 2008, and discontinuing the royalty on sales of memantine for Alzheimer’s disease outside the United States beginning in the fourth quarter of 2007. This amendment will result in lower royalty payments to us.
If we do not continue to attract and retain key employees, our product development efforts and our operations will be impaired.
We depend on a small number of key management and scientific and technical personnel. There is a shortage of skilled personnel in our industry, we face intense competition in our recruiting efforts, and we may not be able to attract or train qualified personnel. In addition, we have recently made various changes in our management. For example, effective March 31, 2008, Craig W. Carlson, our former Chief Financial Officer, resigned for personal reasons, and on April 1, 2008, Matthew M. Loar became our Chief Financial Officer. Paul E. Freiman, our President and Chief Executive Officer, has informed our board that he intends to begin planning for an orderly retirement from full-time responsibilities. Changes in our management team can be disruptive to our business and, if our management team cannot work together effectively, our ability to manage our business will suffer. Further, the loss of any of our key employees, including Messrs. Freiman and Loar; Dr. Warren W. Wasiewski, our Chief Medical Officer; David E. Levy, M.D., our Vice President, Clinical Development, and Karl G. Trass, our Vice President, Regulatory Affairs & Quality Assurance, could impair our product development efforts and harm our business. Our employment agreements with these individuals provide for “at-will” employment, which means that they may terminate their employment with us at any time.
The auction rate securities we hold in our portfolio are currently not actively trading, and we may have to sell all or some of these securities at a loss to fund our operations.
At March 31, 2008, our investments included a variety of interest-bearing auction rate securities, or ARS, for which we paid a total of $13.5 million and are carrying at an estimated value of $11.7 million. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rates at predetermined calendar intervals, allowing investors to either roll over their holdings or obtain immediate liquidity by selling such investments at par. The recent global uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we are not able to access these funds until a future auction is successful, the investments are called by the issuer, or we find a buyer outside the auction process. Maturity dates for these ARS investments range from 2030 to 2045. All of these ARS investments are investment grade quality and were in compliance with our investment policy at the time of acquisition. Because we are operating at a loss while funding our phase 3 trials for Viprinex, we are unlikely to be able to hold these ARS investments to maturity and will likely need to sell them by late fiscal 2009 or early fiscal 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
On April 28, 2008, we convened and then adjourned a special meeting of stockholders that had been called to vote on a proposed increase in the number of shares reserved for issuance under our 2003 Equity Incentive Plan. In response to stockholder feedback on the proposal, the Company is considering changing certain aspects of the proposal and will reconvene the meeting on May 28, 2008 at 11:00 a.m at the offices of the Company. Any changes to the proposal will be publicly disclosed prior to the reconvened meeting.
Item 6. Exhibits

10.1	Amendment, dated as of February 20, 2008, to the License and Cooperation Agreement among the Company, Merz + Co. GmbH & Co. and Children’s Medical Center Corp. *
10.2	Collaboration and License Agreement, entered into as of November 29, 2007, by and between the Buck Institute for Age Research and the Company for the fibroblast growth factor-2. *
10.3	Collaboration and License Agreement, entered into as of February 29, 2008, by and between the Buck Institute for Age Research and the Company for the Netrin-1 protein. *
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential Treatment has been requested with respect to portions of this exhibit

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
Dated: May 12, 2008	/s/ Paul E. Freiman
Paul E. Freiman
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 12, 2008	/s/ Matthew M. Loar
Matthew M. Loar
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Amendment, dated as of February 20, 2008, to the License and Cooperation Agreement among the Company, Merz + Co. GmbH & Co. and Children’s Medical Center Corp. *
10.2	Collaboration and License Agreement, entered into as of November 29, 2007, by and between the Buck Institute for Age Research and the Company for the fibroblast growth factor-2. *
10.3	Collaboration and License Agreement, entered into as of February 29, 2008, by and between the Buck Institute for Age Research and the Company for the Netrin-1 protein. *
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002