Form 10-Q
period 2008-12-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2009-02-12
CIK 918112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date.
Common Stock, $0.001 par value: 26,926,949 shares outstanding as of January 30, 2009.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,914	$27,941
Short-term investments	16,400	2,039
Accounts receivable	200	599
Prepaid expenses and other current assets	277	280

Total current assets	23,791	30,859

Deposits	85	85
Long-term investments	8,876	11,850
Property and equipment, net	132	393

	$32,884	$43,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$366	$628
Accrued clinical trial expenses	2,610	1,075
Accrued manufacturing and related expenses	4,753	581
Accrued external research expenses, professional expenses and other liabilities	803	1,258
Deferred revenue	5,500	5,500

Total current liabilities	14,032	9,042

Accrued clinical trial expenses and other liabilities	—	567
Deferred revenue, net of current portion	10,542	13,292

Total liabilities	24,574	22,901

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value, 5,000 shares authorized; 3,000 authorized shares designated as Series A convertible preferred stock, 2,332 shares issued and 494 outstanding, with aggregate liquidation preference of $247	247	247
Common stock, $0.001 par value, 50,000 shares authorized, 26,924 shares issued and outstanding	27	27
Additional paid-in capital	145,588	145,113
Accumulated deficit	(136,192)	(125,591)
Accumulated other comprehensive (loss) income	(1,360)	490

Total stockholders’ equity	8,310	20,286

	$32,884	$43,187

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
REVENUES
Royalty	$2,007	$2,103	$4,085	$4,084
Technology sale and collaboration services	1,484	1,560	2,971	3,479

Total revenues	3,491	3,663	7,056	7,563

EXPENSES
Research and development	10,392	7,416	15,844	12,877
General and administrative	1,201	1,912	2,532	3,571

Total expenses	11,593	9,328	18,376	16,448

Operating loss	(8,102)	(5,665)	(11,320)	(8,885)
Interest income	264	452	513	479
Gain on sale of long-term investment	—	—	170	—
Interest expense, including non-cash amortization of discount on notes of $1,748 and $2,336 for the three and six months ended December 31, 2007, respectively.	—	(1,847)	—	(2,478)
Non-cash gain on change in fair value of warrants	—	177	37	3,079

NET LOSS	$(7,838)	$(6,883)	$(10,600)	$(7,805)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.29)	$(0.36)	$(0.39)	$(0.65)

Shares used in basic and diluted net loss per share calculation	26,924	19,313	26,924	12,042

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

	Six months ended
	December 31,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(10,600)	$(7,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89	103
Loss on impairment of asset	174	—
Stock-based compensation	474	458
Gain on sale of long-term investments	(170)	—
Non-cash gain on decrease in fair value of warrants	(37)	(3,079)
Amortization of note discount	—	2,336
Changes in assets and liabilities:
Accounts receivable	399	75
Prepaid expenses and other current assets	3	622
Accounts payable and accrued liabilities	4,460	(996)
Deferred revenue	(2,750)	(2,750)

Net cash used in operating activities	(7,958)	(11,036)

INVESTING ACTIVITIES:
Purchase of investments	(19,356)	(19,275)
Maturity and sale of investments	6,288	2,165
(Purchase) sale of property and equipment	(2)	2

Net cash used in by investing activities	(13,070)	(17,108)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and purchases under the employee stock purchase plan	1	30
Proceeds from common stock issued in public offering, net of issuance costs	—	54,896
Proceeds from issuance of notes and common stock, net of issuance costs	—	5,990
Repayment of notes	—	(6,000)

Net cash provided by financing activities	1	54,916

(Decrease) increase in cash and cash equivalents	(21,027)	26,772

Cash and equivalents at beginning of period	27,941	5,538

Cash and equivalents at end of period	$6,914	$32,310

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)
(Tabular amounts in thousands, except per share amounts, percentages and years)
1. Basis of Presentation and Summary of Significant Accounting Policies
Business Description
Neurobiological Technologies (“NTI” or “the Company”) is a biopharmaceutical company historically focused on developing novel, first-in-class treatments for central nervous system conditions and other serious unmet medical needs. The company recently terminated development of its most advanced product candidate, Viprinex™, which was studied in Phase 3 clinical trials for evaluation as a new drug to treat acute ischemic stroke. The Company has the right to receive royalty payments from the sales of Namenda (memantine HCL), an approved drug marketed for Alzheimer’s disease, and potential milestone and royalty payments from the development of XERECEPT, an investigational drug which has completed a Phase 3 clinical trial for the treatment of swelling associated with cerebral tumors. Additionally, NTI’s earlier stage pipeline includes rights to a protein in preclinical development for the treatment of Alzheimer’s disease.
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, NTI-Empire, Inc. All intercompany accounts and transactions have been eliminated. NTI operates in one business segment, the development of pharmaceutical products.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for reporting on complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. Operating results for the three- and six-month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.
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

2. Investments
Available-for-sale securities were as follows:

	As of December 31,			As of June 30,
	2008			2008
			Estimated			Estimated
	Cost		Fair Value	Cost		Fair Value
Type of security and term
Auction rate securities (“ARS”)
Maturing in 22 to 37 years	$10,252	*	$8,876	$11,372	*	$11,850
Corporate debt obligations
Maturing within one year	16,384		16,400	2,027		2,039

Total investments	$26,636		$25,276	$13,399		$13,889

Classification
Short-term			$16,400			$2,039
Long-term			8,876			11,850

Total investments			$25,276			$13,889

*	Cost represents purchase price less impairment charge of $1,598 and $1,768 on securities still held at December 31, 2008 and June 30, 2008, respectively.
The Company’s investments in auction rate securities (“ARS”) were structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals. Beginning in February 2008, failed auctions occurred throughout the ARS market, and since then all auctions for NTI’s ARS have been unsuccessful. While the credit rating of these securities remains high and the ARS are paying interest according to their terms, as a result of the potentially long maturity and lack of liquidity for ARS, the Company believes the value of the ARS in NTI’s portfolio has been impaired. During the fiscal year ended June 30, 2008, the Company recorded an impairment charge to reduce the carrying value of the ARS. The impairment charge was based on a model of discounted future cash flows and assumptions regarding interest rates. The Company has also recorded an unrealized loss of $1,360,000 on its ARS at December 31, 2008 based on a decrease in the estimated fair value since the impairment charge was initially recorded. Due to recent wide and rapid fluctuations in the credit markets, combined with the Company’s low forecasted operating expenses in comparison to its cash and investments balances, the Company believes the current fiscal year decline in estimated market price for the ARS to be temporary. The Company believes it has the ability to hold its ARS until recovery of the temporary decline in value. All other unrealized gains and losses were immaterial. The Company has classified its ARS as long-term at December 31, 2008, and all other investments are classified as short-term. The following table shows additional information regarding the individual ARS held by the Company:

	As of December 31,
	2008
	Par	Estimated
	Value	Fair Value
ARS
Brazos Texas Higher Ed. Authority	$1,200	$1,002
Kentucky Higher Ed. Student Loan Corporation	1,000	757
Mississippi Higher Ed. Assistance Corporation	1,800	1,411
Panhandle Plains Student Fin. Corporation	1,400	1,063
Pennsylvania St. Higher Ed. Assistance Agency	2,000	1,489
Vermont Student Assistant Loan Corporation	2,000	1,372
Others, none individually over $600 in estimated fair value	2,450	1,783

Total	$11,850	$8,876

Custody of the Company’s investments is held by Fidelity Investments. The majority of the Company’s cash and cash equivalents consist of commercial paper, which is also held in custody at Fidelity Investments. Par value does not reflect the impairment charge.

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
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The inputs or methodology used for valuing securities are not necessarily an indication of credit risk associated with investing in those securities. The following table provides the fair value measurements of our financial assets according to the fair value levels defined by SFAS 157 as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
			Level 2
	Total Carrying	Level 1	Significant	Level 3
	Value as of	Quoted prices	other	Significant
	December 31,	in active	observable	unobservable
	2008	markets	inputs	inputs
Short-term investments	$16,400	$16,400	$—	$—
Long-term investments	8,876	—	—	8,876

Total	$25,276	$16,400	$—	$8,876

Short-term investments include available-for-sale securities and are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Long-term investments consisting of ARS holdings have been valued using level 3 inputs. The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The adoption of SFAS 157 did not have any impact on the Company’s results of operations or financial position.
4. Warrant Liability
The fair value of warrants issued by the Company in connection with an April 2007 sale of common stock has been recorded as a liability on the consolidated balance sheet based on a Black-Scholes option pricing model, and is marked to market on each financial reporting date. The change in fair value of the warrants is recorded in the consolidated statements of operations as a non-cash gain or loss. As of December 31 and June 30, 2008, the fair value of warrants was not material to the financial statements of the Company.

5. Stock-based Compensation
The Company recognizes stock-based compensation expense in its consolidated statement of operations based on estimates of the fair value of employee stock option and stock grant awards as measured on the grant date and uses the Black-Scholes option pricing model to determine the value of the awards granted. The Company amortizes the estimated value of the options over their vesting period, which generally ranges from one to four years. The option pricing model requires various input assumptions, which are noted in the tables below.

	4 year vesting	1 year vesting
For the three and six months ended December 31, 2008:	10 year term	10 year term
Weighted average volatility	0.67	0.80
Expected dividends	—	—
Expected term (in years)	6.25	5.50
Risk free interest rate	2.8%	2.60%

	4 year vesting	1 year vesting
For the three and six months ended December 31, 2007:	7 year term	10 year term
Weighted average volatility	0.80	0.83
Expected dividends	—	—
Expected term (in years)	4.75	5.50
Risk free interest rate	4.21%	3.40%
Expected volatilities are based on historical volatilities of the Company’s stock. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the mid-point between the weighted-average vesting period and the contractual life of the option. The Company has used the simplified method for estimating the terms of options granted between July 1, 2008 and December 31, 2008 because management believes the magnitude of the November 2007 underwritten public offering qualifies as a recapitalization of the Company, which is a significant structural change rendering historical option exercise data potentially unreasonable for estimating the expected term of options granted subsequently. Nevertheless, an expected-term analysis based on historical stock option grants for the Company’s outstanding stock options at December 31, 2008 approximates the expected term under the simplified method. The risk free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield assumed for all options granted is zero, as the Company does not anticipate paying dividends in the near future. Stock-based compensation expense has been recorded in the condensed consolidated statement of operations as follows:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
General and administrative	$133	$159	$272	$317
Research and development	97	58	202	141

Total stock-based compensation expense	$230	$217	$474	$458

During the three- and six- month periods ended December 31, 2008, the Company granted options to purchase a total of 90,000 and 201,000 shares of common stock, respectively, for which the aggregate grant-date fair value was $40,000 and $117,000, respectively. During the three- and six- month periods ended December 31, 2007, the Company granted options to purchase a total of 11,000 and 12,000 shares of common stock, respectively, for which the aggregate grant-date fair value was $19,000 and $27,000, respectively. As of December 31, 2008, there was $1,531,000 of total unrecognized compensation cost related to unvested stock-based compensation awards which is expected to be recognized over the weighted average vesting period of 3.5 years.
6. Net Loss per Share
Basic and diluted net loss per share is based on the weighted average number of shares of common stock issued and outstanding during the period. If the Company had reported net income, the dilutive effect of additional equity instruments totaling 2,678,000 and 1,012,000 shares for the three and six months ended December 31, 2008 and 2007, would need to be considered.
7. Comprehensive Loss
The Company’s comprehensive loss was $9,157,000 and $12,450,000 for the three- and six- month periods ended December 31, 2008, respectively, and $6,882,000 and $7,801,000 for the same periods in the prior year. The comprehensive loss is comprised of the net loss and certain changes in equity that are excluded from the Company’s net loss, which are the unrealized holding gains or loss on available-for-sale investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q are forward-looking statements that involve risks and uncertainties. The factors referred to in the section captioned “Risk Factors,” as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. The Company’s Annual Report on Form 10-K also contains risk factors that provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from those implied or projected. For example, there can be no assurance that:
•	We will be successful in restructuring our operations, preserving cash and monetizing our existing assets;

•	costs to conclude the Viprinex clinical trials, meet our contractual obligations to Nordmark for the snake farm and other expenses related to the suspended development will fall within our estimates;

•	XERECEPT will be successfully developed or sold by Celtic Pharma;

•	we will be able to comply with Nasdaq’s continued listing standards; or

•	we will receive sufficient liquidity for our auction-rate securities.
We disclaim any intent to update any forward-looking statement to reflect events after the date of this report.
Overview
We are a biopharmaceutical company historically focused on developing novel, first-in-class treatments for central nervous system conditions and other serious unmet medical needs. We recently terminated development of our most advanced product candidate, Viprinex™ (ancrod), which was studied in phase 3 clinical trials for evaluation as a new drug to treat acute ischemic stroke. We have rights to receive royalty payments from the sales of Namenda® (memantine), an approved drug marketed for Alzheimer’s disease, and potential milestone and royalty payments from the development of XERECEPT®, an investigational drug which is in phase 3 clinical trials for the treatment of swelling associated with cerebral tumors. Our earlier stage pipeline also includes rights to a protein in preclinical development for the treatment of Alzheimer’s disease.
Below is an overview of key developments affecting our business to date in fiscal 2009.
Viprinex™, formerly a phase 3 investigational drug for stroke
In December 2008, we announced that an independent Data Safety Monitoring Board, or DSMB, had determined that the phase 3 clinical trials of Viprinex™ for the treatment of acute ischemic stroke were unlikely to show benefit. As a result, we immediately terminated further enrollment in the trials. After further analysis of the data, we subsequently determined that further development of Viprinex for the treatment of acute ischemic stroke was not warranted, since no patient groups appeared to benefit from treatment. We are in the process of fulfilling regulatory and contractual obligations for the Viprinex program and we do not expect to undertake any further development of this compound.
XERECEPT®, a Phase 3 investigational drug for which we have rights to receive milestone and royalty/profit-sharing payments
Celtic Pharmaceuticals, or Celtic, to whom we sold rights to XERECEPT in 2005, continues to develop XERECEPT (corticorelin acetate) for the treatment of brain edema associated with cerebral tumors. Celtic has announced that it expects to present results from its clinical program at two cancer conferences which will be held in the second quarter of calendar 2009. Celtic has also announced that it has retained an investment bank to assist with the sale of XERECEPT. While we are entitled to receive between 13% and 22% of the net proceeds received by Celtic upon the sale of XERECEPT, we cannot estimate if Celtic will be successful in their sale and whether we will receive any payments under the agreement.

Preclinical Programs licensed from the Buck Institute for Age Research
In fiscal 2008, we entered into agreements with the Buck Institute for Age Research, or Buck, for rights to proteins in early preclinical development for the treatment of Alzheimer’s and Huntington’s diseases. In January 2009, we sent Buck a letter stating that we did not intend to extend the research program term for the Huntington’s disease program beyond the first year of the collaboration. As a result, we have ceased making research funding payments to Buck for this program and we expect that Buck will terminate the agreement and we will to lose our rights to that program. The initial year of the Alzheimer’s research program will conclude in February 2009, and we are currently evaluating Buck’s research plan for the second year of the collaboration.
Employees
Following the discontinuance of our Viprinex program we terminated the employment of over 50 percent of our employees. Termination of additional employees is planned as we complete our regulatory and contractual obligations, and we expect that, by March 31, 2009, there will be approximately 7 employees remaining at the Company. We expect that some of these employees will continue to support the clinical development of XERECEPT and that the related costs will continue to be paid by Celtic.
The initial terminations occurred early in January 2009, and employment termination charges of approximately $0.5 million will be included within our research and development and general and administrative expenses for the third quarter of 2009.
The employment of Paul E. Freiman, our President and Chief Executive Officer from May 1997 through December 2008, was terminated by our Board of Directors effective December 31, 2008. On January 30, 2009, the Board appointed William A. Fletcher as Acting Chief Executive Officer.
RESULTS OF OPERATIONS
Revenues
The major components of our revenue are as follows (in thousands):

			Variance
			From			Variance
			Period in			From Period
	Three months Ended		Prior	Six Months Ended		in Prior
	December 31,		Year	December 31,		Year
	2008	2007	2008/2007	2008	2007	2008/2007
Royalty Revenue	$2,007	$2,103	$(96)	$4,085	$4,084	$1
XERECEPT Sale	1,375	1,375	—	2,750	2,750	—
Collaboration Services	109	185	(76)	221	729	(508)

Total	$3,491	$3,663	$(172)	$7,056	$7,563	$(507)

Total revenues of $3,491,000 for the three months ended December 31, 2008 decreased by $172,000 from revenues of $3,663,000 in the same period of fiscal 2008. Our second quarter fiscal 2009 revenues consisted of $2,007,000 from royalties on the commercial sales of memantine by Merz and its marketing partners in the United States, $1,375,000 from the sale of our rights and interests in XERECEPT to Celtic and $109,000 from the reimbursement of the direct expenses incurred for services provided to Celtic for development of XERECEPT. Royalties were lower for the three months ended December 31, 2008 than the three months ended December 31, 2007 because of the elimination of royalties on sales in Europe following the amendment of our agreement with Merz in February 2008. Revenues from the sale of XERECEPT were the same for the three months ended December 31, 2008 and for the three months ended December 31, 2007 because we are recognizing the up-front payment of $33 million we received in November 2005 on a straight-line basis over the estimated term of our obligations, which extends to November 2011. Revenues from collaboration services declined by $76,000, or 41%, to $109,000 for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 because we have transitioned most of the XERECEPT drug development work to Celtic.

Revenues of $7,056,000 for the six months ended December 31, 2008 decreased $507,000 from revenues of $7,563,000 in the same period of fiscal 2008. Reasons for the changes in the six-month period were the same as for the three-month period ended December 31, 2008, with lower reimbursements of our costs for development of XERECEPT accounting for the decrease after the transition of most of the development work to Celtic.
RESEARCH AND DEVELOPMENT EXPENSES
Because we have historically engaged in the business of drug development and our current drug candidates have not been approved for sale, the majority of our costs have been related to the research and development of these drug candidates and the costs are expensed as incurred. Research and development costs include clinical trial costs, drug supply and manufacturing costs, salaries and related personnel costs for employees involved in the development of our products, and other costs related to developing investigational drugs, including outside consultants. The following table shows our research and development expenses by product under development (in thousands):

			Variance
			From			Variance
			Period in			From Period
	Three months Ended		Prior	Six Months Ended		in Prior
	December 31,		Year	December 31,		Year
	2008	2007	2008/2007	2008	2007	2008/2007
Viprinex	$9,925	$6,893	$3,032	$14,834	$11,794	$3,040
XERECEPT	130	204	(74)	206	764	(558)
Preclinical programs (Alzheimer’s and Huntington’s diseases)	337	319	18	804	319	485

Total	$10,392	$7,416	$2,976	$15,844	$12,877	$2,967

Total research and development expenses were $10,392,000 for the three months ended December 31, 2008, which represented an increase of $2,976,000 compared to the three months ended December 31, 2007. For the six months ended December 31, 2008, research and development expenses were $15,844,000, an increase of $2,967,000 from the six months ended December 31, 2007.
For the periods covered by this Quarterly Report on Form 10-Q, the majority of our research and development efforts and expenses were focused on Viprinex, to which we acquired rights in July 2004 and which was a phase 3 investigational drug for the treatment of acute ischemic stroke. Subsequent to acquiring these rights we established good manufacturing practices, or GMP, manufacturing capability and initiated a large phase 3 program designed to determine whether Viprinex was a safe and effective treatment for stroke when given within six hours of onset. On December 16, 2008, our independent DSMB met to review the efficacy of Viprinex for the first time since we initiated our clinical trials. The DSMB determined that it was futile for us to continue the clinical trials, as there was little difference between Viprinex and placebo in the 90 day measure of stroke-related disability which was the primary endpoint of the clinical trial. As a result of the DSMB recommendation, we halted enrollment in the clinical trial and we have instructed our vendors to terminate all activity associated with the development of Viprinex.
For the three months ended December 31, 2008, our expenses related to Viprinex aggregated $9,925,000, an increase of $3,032,000, or 44%, from expenses of $6,893,000 for the three months ended December 31, 2007. Increases in expenses for the three months ended December 31, 2008 were primarily due to higher drug manufacturing costs as follows:
•	A charge of approximately $3.7 million related to our estimated obligations upon the termination of our contract with Nordmark, the operator of the facility used to house the Malayan pit viper snakes whose venom was used as a starting material for the active ingredient in Viprinex.
•	A charge of approximately $0.4 million for our estimated obligations to Nordmark for the operation of the snake facility as long as the snakes are expected to remain at the facility. Under the contractual terms, we own the snakes and are obligated to pay the maintenance costs of the snakes.
•	Other manufacturing-related costs incurred as we prepared additional drug material prior to the interim analysis.
The increased drug manufacturing costs recorded in research and development were offset by decreases of approximately $1.2 million related to lower clinical trial expenses following initiatives implemented to increase enrollment into the clinical trials in the period ended December 31, 2007. Salary and benefit costs were also lower in the period ended December 31, 2008, as we no longer provided for incentive bonuses to be paid following the failure of the Viprinex clinical trial.
For the six months ended December 31, 2008, our spending on Viprinex aggregated $14,834,000, an increase of $3,040,000, or 26%, compared to $11,794,000 for the six months ended December 31, 2007. For both the three and six months ended December 31, 2008, the increase in costs for the development of Viprinex was approximately $3.0 million, and reasons for the increase in the six month period were the same as for the three month period noted above.
For the three and six months ended December 31, 2008, our spending on XERECEPT decreased to $130,000 and $206,000, respectively, from $204,000 and $764,000 for the comparable periods in fiscal 2008. During the first two quarters of fiscal 2008 we transitioned substantially all drug development activities to Celtic and are no longer incurring these costs. The decrease in our research and development costs for XERECEPT is comparable to the decrease in revenue for reimbursement of these costs by Celtic.
We entered into collaboration and license agreements with Buck for the development of proteins in preclinical development for the treatment of Huntington’s and Alzheimer’s diseases, in November 2007 and February 2008, respectively. Under the agreements, we fund specified preclinical research work as performed by Buck in return for the development rights to the proteins that are the subject of their research. For the three months ended December 31, 2008, we incurred expenses only for the Alzheimer’s program, following our determination not to renew the program for Huntington’s disease. Expenses for the three months ended December 31, 2007 were related to the Huntington’s program. For the six months ended December 31, 2008 we incurred greater total development expenses because two programs were in place compared to only one program for the six months ended December 31, 2007.
For the third quarter of our fiscal year ending June 30, 2009, we expect research and development costs to decrease significantly from the levels in the second quarter of our 2009 fiscal year. Other than any additional costs that we may need to incur related to the snakes held at Nordmark, we expect total Viprinex costs to aggregate to less than $1 million. Thereafter we do not expect any costs related to the Viprinex program.

GENERAL AND ADMINISTRATIVE EXPENSES
The following table shows our general and administrative expenses (in thousands):

		Increase From			Increase From
Three months Ended		Period	Six Months Ended		Period
December 31,		in Prior Year	December 31,		in Prior Year
2008	2007	2008/2007	2008	2007	2008/2007
$1,201	$1,912	$(711)	$2,532	$3,571	$(1,039)
General and administrative expenses were $1,201,000 for the three months ended December 31, 2008, a 37% decrease from expenses of $1,912,000 for the three months ended December 31, 2007. The decrease of $711,000 for the three months ended December 31, 2008 was primarily due to cost savings measures implemented in the fourth quarter of fiscal 2008, which included a reduction in use of various consulting services. In addition, for the three months ended December 31, 2008, we significantly reduced the provision for employee bonuses following the failure of the Viprinex clinical trial program. Legal expenses were also lower in the 2008 period, as were costs for compliance with sections of the Sarbanes-Oxley Act.
General and administrative expenses were $2,532,000 for the six months ended December 31, 2008, a 29% decrease from expenses of $3,571,000 for the six months ended December 31, 2007. The reasons for the decrease of $1,039,000 in the six-month period were generally the same as for the three-month period ended December 31, 2008.
We expect general and administrative expenses for future periods to be less than they were for the three months ended December 31, 2008 due to termination of employees and curtailment of a substantial portion of the Company’s operations. The decrease in general and administrative expenses is expected to be lower in the third quarter of fiscal 2009 than in the fourth quarter of fiscal 2009 due to severance costs that will be recorded in the third quarter of 2009.
INTEREST INCOME
Interest income for the three and six month periods ended December 31, 2008 was $264,000 and $513,000, respectively, compared to $452,000 and $479,000, respectively, for the same periods in the prior fiscal year. The decrease for the three month period of fiscal 2009 compared to the same period in fiscal 2008 was due to a reduction in the average cash and investments balances held and a decrease in the average interest rates earned. The increase for the six months ended December 31, 2008 compared to the six months ended December 31, 2007 was due to the Company having a higher average cash and investments balance, partially offset by lower interest rates earned on the cash and investments balances.
INTEREST EXPENSE
Interest expense for the three and six months ended December 31, 2007 was related to short-term notes issued in September 2007 and repaid in November 2007. There was no comparable expense for the three and six months ended December 31, 2008.
NON-CASH GAIN ON DECREASE IN FAIR VALUE OF WARRANTS
In April 2007, we issued warrants to purchase 435,000 shares of common stock in connection with a concurrent sale of common stock. The warrants are exercisable through April 2012 at a price of $16.80 per share. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement of the warrants is deemed not to be within our control and, accordingly, we are required to account for these warrants as a derivative financial instrument liability. The warrant liability is re-valued on each reporting date with changes in the fair value from prior periods reported as non-cash charges or credits to earnings. For warrant-based derivative financial instruments, the Black-Scholes option valuation model is used to value the warrant liability. The classification of derivative instruments, including whether these instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The non-cash gain on the decrease in fair value of warrants in the condensed consolidated statement of operations represents changes in the Black-Scholes value of the warrants we issued, which has occurred primarily as a result of the decrease in the price of our common stock. Because the dollar-value decreases in our stock price were greater in the reporting periods that ended on December 31, 2007, the non-cash gains were greater than during the reporting periods that ended on December 31, 2008. Because the value of our stock has declined so significantly since the warrants were issued, the value at which they are carried on our balance sheet is now immaterial.

LIQUIDITY AND CAPITAL RESOURCES
We assess liquidity primarily by the cash and investments available to fund our operations, which have been significantly curtailed since the Viprinex program for acute ischemic stroke was terminated in December 2008. Our expenses for the next two quarters are expected to be focused on the following areas:
•	Completion of our regulatory contractual obligations associated with the terminated Viprinex program, including close-down of the clinical trial and filing required reports in the United States and various foreign countries;
•	Close-down of the manufacturing facility that was built to house the Malayan pit viper snakes, whose venom was used as the starting material for the active ingredient in Viprinex, the removal of the approximately 1,000 snakes residing in the facility, and disposition of drug inventory at various locations;
•	Continuation of our obligations to provide services to Celtic in connection with the clinical development of XERECEPT;
•	Continuation of the preclinical research program for Alzheimer’s disease in collaboration with the Buck Institute for Age Research; and
•	Administrative expenses associated with the above activities, negotiating other contractual obligations and sustaining operations as a public company.
In addition to cash and investments, we also assess liquidity by our working capital (modified to exclude deferred revenue and the warrant liability) available to fund operations. We exclude deferred revenue and the warrant liability from our working capital as we do not believe these items will ever require cash payments from us. The following table shows our cash and short-term investments and working capital (in thousands).

	December 31,	June 30,
	2008	2008

Cash, cash equivalents, and short-term investments	$23,314	$29,980

Cash, cash equivalents, short-term and long-term investments	32,190	41,830

Working capital (excluding deferred revenue and the warrant liability)	15,262	27,357
Since our inception in 1987, we have applied the majority of our resources to our research and development programs and have generated only limited operating revenue. We have experienced operating losses in nearly every year since inception as we have funded the development and clinical testing of our drug candidates. We expect to continue to incur losses at least through the quarter ending March 31, 2009 and for the fiscal year ending June 30, 2009
As of December 31, 2008, our combined balance of cash, cash equivalents and short-term investments decreased by $6.7 million from the balance at the end of our most recent fiscal year, June 30, 2008. The decrease was a result of the operating activities of conducting our clinical trials and other operations of the Company, which used approximately $8.0 million in cash. For the quarter ending on March 31, 2009, we expect use of cash to be greater than our operating loss as we settle liabilities related to the accrual of costs associated with the termination of the Viprinex program.
We believe that our cash and investments (long and short-term combined) as of December 31, 2008 will be sufficient to fund our planned operations through at least the next twelve months.

Our future capital requirements and net resources will depend on a number of factors, including:
•	the time and cost involved in closing the recently terminated Viprinex trial and all other activities related to the Viprinex program;

•	the value we are able to receive upon our disposition of the ARS we hold as long-term investments;

•	the royalties received from Merz on future sales of memantine;

•	the cost of our research collaboration with the Buck Institute for Age Research;

•	the receipt of milestone, royalty and profit-sharing payments pursuant to our agreements with Celtic; and

•	the strategic alternatives that we choose to pursue.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in our consolidated financial condition, revenues or expenses, consolidated results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our noncancelable contractual obligations are not materially changed from the table of contractual obligations included in our Annual Report on Form 10-K. An update of the status of key contractual obligations due in less than a year is included below.
• Active ingredient production/purification and operation of a snake farm. Raw venom of the Malayan pit viper was the starting material for the active ingredient in Viprinex, and was produced by Nordmark in Germany where Nordmark maintained a colony of snakes in a manufacturing facility. We agreed to make monthly payments to Nordmark for our supply of the active ingredient and for the fully burdened costs of operating the snake farm until such time as either 1) the agreement is terminated pursuant to specified terms or 2) commercial production commences. If the agreement is terminated by us prior to commercialization, we are required to make a termination payment of up to €2.8 million (or approximately $3.7 million at the December 31, 2008 exchange rate) to Nordmark. We have notified Nordmark of our intent to terminate the agreement and remove the snakes located at the facility. Under the terms of the agreement, we are responsible for specified operating costs of the facility as long as the snakes are at the facility. We have identified several reptile zoos willing to take snakes, and are in process of completing the arrangements for the transfer of the snakes. We cannot estimate the costs for this process, but we currently expect it to be completed by March 31, 2009.
• Clinical Research Organizations. We had agreements in place with several Clinical Research Organizations for work needed on the clinical trials in various foreign countries. We generally paid the CROs on a monthly or quarterly basis for work as it was performed, and the terms of most of the agreements allow them to be cancelled with no obligations beyond the costs incurred by the CROs to the time of termination. Our CROs have closed down the clinical trial and are in the process of reconciling pass-through costs for the clinical trial and amounts we have paid compared to actual costs incurred. We have accrued expenses as of December 31, 2008 which we believe are appropriate under the agreements, and are holding further payments to the CROs until we are satisfied that all costs are justified under the agreements. We expect resolution with all CROs in the third or fourth quarter of our fiscal year ending June 30, 2009.
• Medical facilities conducting the clinical trials. We generally pay medical facilities for each patient enrolled into our trials, and withhold a portion of total site compensation until all data required in the clinical trial protocol is received. The portion withheld is recorded as a liability in our consolidated financial statements. As we receive the final data from each site we authorize the release of the final payments called for under the agreements. We expect this process to be completed by March 31, 2009.
• Data management. We pay outside service organizations on a monthly or quarterly basis for services related to managing the data collected from the clinical trial. We have recorded an accrued liability for the charges we expect to incur, and the service organizations are in process of reconciling the payments from NTI to the actual charges incurred. We expect this process to be completed by June 30, 2009.

• License agreement for Viprinex. We have an exclusive worldwide license for all human therapeutic indications for Viprinex from Abbott. Under this license, we have an obligation to use commercially reasonable efforts to develop Viprinex for the treatment of acute ischemic stroke. If we do not use commercially reasonable efforts to develop Viprinex for stroke Abbott may reclaim rights to develop the product. While no license maintenance payments are required to Abbott, milestone payments of up to $2 million would be due upon various regulatory approvals of Viprinex, along with royalty payments based on worldwide Viprinex sales. In the event we sublicense the rights to Viprinex, additional payments may be due to Abbott based on the terms of the sublicense. We have the right to terminate the agreement upon providing 90 days notice to Abbott, and Abbott has the right to terminate the agreement only in the event of our breach. We presently do not intend to develop Viprinex further under the license from Abbott and expect rights will ultimately be returned under the terms of the agreement. Upon returning the rights to Abbott, we are also required to return all drug material, data and intellectual property to Abbott.
• Employees. All of our employees are employed on an “at-will” basis.
• Buck Institute for Age Research. We have entered into agreements with Buck for rights to preclinical proteins for the treatment of Alzheimer’s disease and Huntington’s disease. The research programs under these agreements may be extended annually and we have the right to terminate the agreements upon 60 days notice if we determine the research program objectives cannot be substantially met. In addition, we have certain milestone obligations to Buck in the event that specified research goals are met. We have notified Buck that we do not intend to extend the research program for Huntington’s disease, and are currently reviewing the Buck proposal for the second year of the Alzheimer’s disease research program.
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
As of December 31, 2008, we had $8.9 million invested in ARS, issued principally by student loan agencies and generally rated AAA by a major credit rating agency. Our original purchase price for these securities was approximately $11.9 million, which was subsequently written-down to a value of approximately $10.3 million in fiscal 2008 (for the securities still held at December 31, 2008). ARS are structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, which are approximately once a month. Beginning in February 2008, auctions for the securities in our portfolio began to fail, and none have been successful since that time. We have classified all of our ARS as “long-term investments” as of December 31, 2008 and have estimated the fair value of these investments based on a model of discounted future cash flows and assumptions regarding interest rates. If the auctions for these securities continue to fail, the ARS may not be readily convertible into cash, and we may be required to take losses on the sale of the securities. Based on our expected cash usage for the next twelve months, we do not anticipate the current illiquidity of these investments will affect our ability to operate our business as usual for this period.

We have two offices in the United States, one of which we are in the process of closing, and no offices in foreign locations. The manufacturer of the Active Pharmaceutical Ingredient, or API, in our former investigational drug, Viprinex, is based in Germany and our close-down obligations to this manufacturer are denominated in Euros. In addition, we have entered into agreements with various service providers throughout the world, and as a result have payment obligations denominated in various foreign currencies, although these have declined since the termination of our Viprinex clinical trial. Because we do not maintain any accounts in foreign currencies, decreases in the value of the United States dollar will increase our U.S. dollar costs as additional U.S. dollars would be necessary to pay the same costs denominated in the various foreign currencies.
Item 4. Controls and Procedures.
Our Acting Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our primary development asset, Viprinex for the treatment of acute ischemic stroke, did not pass an interim futility analysis and certain costs for closing this program have not been estimated or quantified.
In December 2008, we announced that the clinical trials of Viprinex did not pass an interim futility analysis and we stopped enrolling patients into the trials. In January 2009, after review of the data obtained from the clinical trial, we announced that we had decided not to develop Viprinex further for the treatment of acute ischemic stroke. In connection with this decision, we have terminated numerous agreements related to Viprinex and announced staff reductions aggregating approximately 75% of our workforce by March 31, 2009. We are in the process of negotiating with the various vendors involved in the Viprinex program following our termination of the contracts, and have made estimates in the financial statements of the liabilities associated with the work performed and/or the termination of the agreements. Our final settlement of the liabilities may be greater than the amounts which we have estimated. In addition, we are not able to quantify the costs related to the removal of the snakes from Nordmark’s facility, and any charges we incur for their removal will be recorded when incurred or when we are able to quantify the costs.

If we do not continue retain key employees, our continuing operations and assets will be impaired.
We depend on a small number of key management and scientific and technical personnel. To meet our contractual obligations to Celtic Pharma, we are still dependent on the technical skills of a selected number of employees working on the XERECEPT program. We are also dependent on the knowledge of a selected number of general and administrative employees as we complete Viprinex-related contracts and negotiate our remaining contractual commitments. Given our clinical setback and the uncertainty of our long-term prospects, our employees may be motivated to seek other positions and their departure would impede our ability to fulfill our obligations and maximize the value of out assets. While we have put a retention plan into place for selected employees, we cannot be certain that this plan will be sufficient to motivate these key employees to stay with the company until we determine our strategic alternatives.
We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.
As we have funded the development and clinical testing of our drug candidates, we have experienced operating losses in nearly every year since our inception. As of June 30, 2008, our accumulated deficit was approximately $136 million. With the loss of our Viprinex program, there is no longer significant commercial potential for what was our most promising prospect to achieve long-term profitability. We may never generate sufficient revenues to become or remain profitable.
The current volatility and disruption in the capital and credit markets may continue to exert downward pressure on our stock price and we may cease to be in compliance with the continued listing standards set forth by the Nasdaq Capital Market. If we cease to be in compliance with the continued listing standards, the Nasdaq Capital Market may commence delisting proceedings against us.
The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent months, the volatility and disruption have reached unprecedented levels. Stock markets in general, and our stock price in particular, have experienced significant price and volume volatility. Our stock is trading near historic lows and we could continue to experience further declines in stock price. Our stock is currently trading below $1.00 per share, which is in violation of Nasdaq’s standard continued listing requirements. Although Nasdaq has suspended the enforcement of rules requiring a minimum $1.00 closing bid price, this suspension is currently only in effect through April 20, 2009. There is no guarantee that we will be in compliance with Nasdaq’s continued listing requirements when this suspension is lifted. If our stock continues to trade below $1.00 when the temporary suspension is lifted, Nasdaq may commence delisting procedures against us. In addition, the Nasdaq Capital Market requires listed companies such as NTI to maintain, among other things, a minimum of $2.5 million in shareholders’ equity, as reported on the balance sheet on a quarterly basis. Our shareholders’ equity was $8.3 million as of December 31, 2008, and we expect our shareholders’ equity to decline for the next reporting period. If we do not maintain compliance with this listing standard, Nasdaq may commence delisting procedures against us. If we were to be delisted, the market liquidity of our common stock would likely be adversely affected and the market price of our common stock would likely decrease. Such a delisting could also adversely affect our ability to obtain financing for any continuation of our operations and could result in a loss of confidence by investors, suppliers and employees. In addition, our stockholders’ ability to trade or obtain quotations on our shares could be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask price for our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
During the quarter ended December 31, 2008, the Company held its Annual Meeting of Stockholders. The following matters were voted on at the meeting, which was held on November 13, 2008.
(1) The following three Class III directors were elected:

	Votes For	Withheld
Abraham D. Cohen	20,029,714	397,749
Paul E. Freiman	20,127,810	299,653
F. Van Kasper	20,111,559	315,904
(2) The motion to ratify the selection of Odenberg, Ullakko, Muranishi & Co. LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2009 was approved; For 20,206,899; Against 199,812; Abstain 20,752.
Item 5. Other Information.
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

NEUROBIOLOGICAL TECHNOLOGIES, INC.
Dated: February 12, 2009	/s/ William A. Fletcher
William A. Fletcher
Acting Chief Executive Officer (Principal Executive Officer)

Dated: February 12, 2009	/s/ Matthew M. Loar
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