Form 10-Q
period 2009-03-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2009-05-08
CIK 918112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date.
Common Stock, $0.001 par value: 26,926,949 shares outstanding as of April 30, 2009.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,009	$27,941
Short-term investments	15,592	2,039
Accounts receivable	229	599
Prepaid expenses and other current assets	94	280

Total current assets	21,924	30,859

Deposits	85	85
Long-term investments	7,202	11,850
Property and equipment, net	106	393

	$29,317	$43,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$385	$588
Accrued clinical trial expenses	1,628	1,075
Accrued manufacturing and related expenses	3,359	581
Accrued external research expenses, professional expenses and other liabilities	997	1,258
Warrant liability	233	40
Deferred revenue	5,500	5,500

Total current liabilities	12,102	9,042

Accrued clinical trial expenses and other liabilities	—	567
Deferred revenue, net of current portion	9,167	13,292

Total liabilities	21,269	22,901

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; 3,000 authorized shares designated as Series A convertible preferred stock, 2,332 shares issued and 494 outstanding, with aggregate liquidation preference of $247	247	247
Common stock, $0.001 par value, 50,000 shares authorized, 26,927 and 26,924 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	27	27
Additional paid-in capital	145,708	145,113
Accumulated deficit	(136,622)	(125,591)
Accumulated other comprehensive (loss) income	(1,312)	490

Total stockholders’ equity	8,048	20,286

	$29,317	$43,187

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
REVENUES
Royalty	$1,505	$2,161	$5,590	$6,245
Technology sale and collaboration services	1,508	1,523	4,479	5,002

Total revenues	3,013	3,684	10,069	11,247

EXPENSES
Research and development	1,857	5,945	17,701	18,822
General and administrative	1,438	1,757	3,970	5,327

Total expenses	3,295	7,702	21,671	24,149

Operating loss	(282)	(4,018)	(11,602)	(12,902)
Interest income	136	540	649	1,020
Realized gain on sale of long-term investments	—	—	170	—
Impairment charge for decrease in value of investments	(55)	(1,778)	(55)	(1,778)
Interest expense, including non-cash amortization of discount on notes of $2,336 for the nine months ended March 31, 2008, respectively	—	—	—	(2,479)
Non-cash (loss) gain on change in fair value of warrants	(230)	193	(193)	3,271

NET LOSS	$(431)	$(5,063)	$(11,031)	$(12,868)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.19)	$(0.41)	$(0.76)

Shares used in basic and diluted net loss per share calculation	26,927	26,913	26,925	16,963

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

	Nine months ended
	March 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(11,031)	$(12,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112	154
Loss on impairment of investments	55	1,778
Loss on impairment of property and equipment	174	—
Stock-based compensation	594	647
Gain on sale of long-term investments	(170)	—
Non-cash change in fair value of warrants	193	(3,271)
Amortization of note discount	—	2,336
Changes in assets and liabilities:
Accounts receivable	370	(118)
Prepaid expenses and other current assets	186	616
Restricted cash and deposits	—	(205)
Accounts payable and accrued liabilities	2,300	(737)
Deferred revenue	(4,125)	(4,125)

Net cash used in operating activities	(11,342)	(15,793)

INVESTING ACTIVITIES:
Purchase of investments	(33,280)	(22,928)
Maturity and sale of investments	22,688	7,802
Sale (purchase) of property and equipment	1	(9)

Net cash used in by investing activities	(10,591)	(15,135)

FINANCING ACTIVITIES:
Proceeds from purchases under the employee stock purchase plan	1	31
Proceeds from common stock issued in public offering, net of issuance costs	—	54,896
Proceeds from issuance of notes and common stock, net of issuance costs	—	5,990
Repayment of notes	—	(6,000)

Net cash provided by financing activities	1	54,917

(Decrease) increase in cash and cash equivalents	(21,932)	23,989

Cash and equivalents at beginning of period	27,941	5,538

Cash and equivalents at end of period	$6,009	$29,527

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
(Tabular amounts in thousands, except per share amounts, percentages and years)
1. Basis of Presentation and Summary of Significant Accounting Policies
Business Description
Neurobiological Technologies, Inc. (“NTI” or “the Company”) is a company historically focused on developing investigational drugs for central nervous system conditions and other serious unmet medical needs. NTI has the right to receive royalty payments from the sales of Namenda (memantine HCL), an approved drug marketed for Alzheimer’s disease. The Company also has the right to receive potential milestone and royalty payments from the development of XERECEPT®, an investigational drug which has completed a Phase 3 clinical trial for the treatment of swelling associated with cerebral tumors. NTI recently terminated the development of its most advanced product candidate, Viprinex™, which was studied in Phase 3 clinical trials as a potential new drug to treat acute ischemic stroke. NTI has also recently chosen not to extend its early-stage research collaborations for Alzheimer’s and Huntington’s diseases.
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, NTI-Empire, Inc. All intercompany accounts and transactions have been eliminated. NTI operates in one business segment, the development of pharmaceutical products.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for reporting on complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. Operating results for the three- and nine-month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.
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

2. Investments
Available-for-sale securities were as follows:

	As of March 31,			As of June 30,
	2009			2008
			Estimated			Estimated
	Cost		Fair Value	Cost		Fair Value
Type of security and term
Auction rate securities (“ARS”)
Maturing in 22 to 37 years	$10,197	*	$8,882	$11,372	*	$11,850
Corporate debt obligations
Maturing within one year	13,909		13,912	2,027		2,039

Total investments	$24,106		$22,794	$13,399		$13,889

Classification
Short-term			$15,592			$2,039
Long-term			7,202			11,850

Total investments			$22,794			$13,889

*	Cost represents purchase price less impairment charge of $1,653,000 and $1,768,000 on securities held at March 31, 2009 and June 30, 2008, respectively.
The Company’s investments in auction rate securities (“ARS”) were structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals. Beginning in February 2008, failed auctions occurred throughout the ARS market, and since then all auctions for NTI’s ARS have been unsuccessful. While the credit rating of these securities remains high and the ARS are paying interest according to their terms, as a result of the potentially long maturity and lack of liquidity for ARS, the Company believes the value of the ARS in NTI’s portfolio has been impaired. During the fiscal year ended June 30, 2008, the Company recorded an impairment charge to reduce the carrying value of the ARS. The impairment charge was based on a model of discounted future cash flows and assumptions regarding interest rates. The Company has also recorded an unrealized loss of $1,315,000 on its ARS at March 31, 2009 based on a decrease in the estimated fair value since the impairment charge was initially recorded. Due to recent wide and rapid fluctuations in the credit markets, combined with the Company’s low forecasted operating expenses in comparison to its cash and investments balances, the Company believes the current fiscal year decline in estimated market price for the ARS to be temporary. The Company believes it has the ability to hold its ARS until recovery of the temporary decline in value. An impairment charge of $55,000 was recorded during the three months ended March 31, 2009, based on a price actually received by the Company from the sale of $2.0 million in par value of ARS subsequent to March 31, 2009 (proceeds were $1,680,000). All other unrealized gains and losses were immaterial. The Company has classified its ARS as long-term at March 31, 2009, except for the security sold subsequently, which, together with all other investments, is classified as short-term. The following table shows additional information regarding the individual ARS held by the Company and classified as long-term investments:

	As of March 31, 2009
	Par	Estimated
	Value	Fair Value
ARS
Vermont Student Assistant Loan Corporation	$2,000	$1,429
Pennsylvania St. Higher Ed. Assistance Agency	2,000	1,349
Panhandle Plains Student Fin. Corporation	1,400	1,108
Brazos Texas Higher Ed. Authority	1,200	871
Kentucky Higher Ed. Student Loan Corporation	1,000	791
Others, none individually over $600 in estimated fair value	2,250	1,654

Total	$9,850	$7,202

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
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The inputs or methodology used for valuing securities are not necessarily an indication of credit risk associated with investing in those securities. The following table provides the fair value measurements of our financial assets according to the fair value levels defined by SFAS 157:

	Total
	Carrying
	Value as of	Fair Value Measurements at March 31, 2009
	March 31,	Using Inputs from
	2009	Level 1	Level 2	Level 3
Short-term investments	$15,592	$13,912	$1,680	$—
Long-term investments	7,202	—	—	7,202

Total	$22,794	$13,912	$1,680	$7,202

Short-term investments include available-for-sale securities and are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy, or Level 2 if they represent ARS with reliable observable inputs. Long-term investments consisting of ARS holdings have been valued using level 3 inputs. The Company’s investments in ARS are generally classified within Level 3 because there are no active markets for the ARS and the Company is unable to obtain independent valuations from market sources. Therefore, the ARS were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The changes in Level 3 assets measured at fair value for the nine months ended March 31, 2009 were as follows:

Changes in Fair Value
Measurements of
Activity for the nine months ended	Securities Valued with
March 31, 2009 (unaudited)	Level 3 Inputs
Balance at June 30, 2008	$11,850
Unrealized losses included in other comprehensive loss	(1,805)
Sales of securities	(1,108)
Impairment charge recognized in net loss	(55)
Transfers out of Level 3 securities	(1,680)

Balance at March 31, 2009	$7,202

4. Warrant Liability
The fair value of warrants issued by the Company in connection with an April 2007 sale of common stock has been recorded as a liability on the consolidated balance sheet based on a Black-Scholes option pricing model, and is marked to fair value on each financial reporting date. The change in fair value of the warrants is recorded in the consolidated statement of operations as a non-cash gain or loss. The key assumptions used to value the warrants at March 31, 2009 were a volatility factor of 2.13, a risk-free interest rate of 1.2% and no dividend yield for the remaining 3 years until maturity.
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

	4 year vesting	1 year vesting
For the nine months ended March 31, 2009:	10 year term	10 year term
Weighted average volatility	0.67	0.80
Expected dividends	—	—
Expected term (in years)	6.25	5.50
Risk free interest rate	2.8%	2.6%

		Immediate
	4 year vesting	vesting
For the three and nine months ended March 31, 2008:	7 year term	3 year term
Weighted average volatility	0.76 — 0.83	0.83
Expected dividends	—	—
Expected term (in years)	4.75 — 5.50	3.0
Risk free interest rate	2.6 — 4.2%	2.8%
Expected volatilities are based on historical volatilities of the Company’s stock. The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the mid-point between the weighted-average vesting period and the contractual life of the option. The Company has used the simplified method for estimating the terms of options granted between July 1, 2008 and December 31, 2008 because management believes the magnitude of the November 2007 underwritten public offering qualifies as a recapitalization of the Company, which is a significant structural change rendering historical option exercise data potentially unreasonable for estimating the expected term of options granted subsequently. Nevertheless, an expected-term analysis based on historical stock option grants for the Company’s outstanding stock options at December 31, 2008 approximated the expected term under the simplified method. No stock options were granted during the period from December 31, 2008 to March 31, 2009. The risk free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield assumed for all options granted is zero, as the Company does not anticipate paying dividends in the near future. Stock-based compensation expense has been recorded in the condensed consolidated statement of operations as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
General and administrative	$70	$119	$342	$436
Research and development	50	70	252	211

Total stock-based compensation expense	$120	$189	$594	$647

During the three-month period ended March 31, 2009, the Company did not grant any stock options. During the nine-month period ended March 31, 2009, the Company granted options to purchase a total of 201,000 shares of common stock for which the aggregate grant-date fair value was $117,000. During the three- and nine-month periods ended March 31, 2008, the Company granted options to purchase a total of 15,000 and 27,000 shares of common stock, respectively, for which the aggregate grant-date fair value was $22,000 and $49,000, respectively. As of March 31, 2009, there was $270,000 of total unrecognized compensation cost related to unvested stock-based compensation awards which is expected to be recognized over the remaining weighted average vesting period of 3.25 years.
6. Net Loss per Share
Basic and diluted net loss per share is based on the weighted average number of shares of common stock issued and outstanding during the period. If the Company had reported net income, the dilutive effect of additional equity instruments totaling 2,678,000 and 1,002,000 shares for the periods ended March 31, 2009 and 2008, respectively, would need to be considered.
7. Comprehensive Loss
The Company’s comprehensive loss was $383,000 and $12,833,000 for the three- and nine-month periods ended March 31, 2009, respectively, and $5,049,000 and $12,850,000 for the same periods in the prior year. The comprehensive loss is comprised of the net loss and certain changes in equity that are excluded from the Company’s net loss, which are the unrealized holding gains or loss on available-for-sale investments.
8. Recently Issued Accounting Standards
The following pronouncements have been recently issued but have not been adopted by the Company:
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to change the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the “current intent and ability” indicator in determining whether a debt security is other-than-temporarily impaired. The FSP is effective for reporting periods ending after June 15, 2009. The Company does not expect the adoption of this FSP to have a material effect on its consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate when a transaction is not orderly. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. This FSP is effective for reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of this FSP on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q are forward-looking statements that involve risks and uncertainties. The factors referred to in the section captioned “Risk Factors,” as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. The Company’s Annual Report on Form 10-K also contains risk factors that provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from those implied or projected. For example, there can be no assurance that:
•	we will be successful in our efforts to enhance shareholder value, either through a potential sale of the Company or other means;

•	we will be able to preserve cash and monetize our existing assets;

•	costs to conclude the remaining portions of the Viprinex program will fall within our estimates;

•	XERECEPT will be successfully developed or sold by Celtic Pharma;

•	we will be able to comply with Nasdaq’s continued listing standards; or

•	we will receive sufficient liquidity for our ARS.
Overview
We are a company historically focused on developing investigational drugs for central nervous system conditions and other serious unmet medical needs. We have the right to receive royalty payments from the sales of Namenda (memantine HCL), an approved drug marketed for Alzheimer’s disease. We also have the right to receive potential milestone and royalty payments from the development of XERECEPT®, an investigational drug which has completed a Phase 3 clinical trial for the treatment of swelling associated with cerebral tumors. We recently terminated the development of what was previously our most advanced product candidate, Viprinex™, which was studied in Phase 3 clinical trials as a potential new treatment for acute ischemic stroke. We have also recently chosen not to extend our early-stage research collaborations for Alzheimer’s and Huntington’s diseases.
Below is an overview of key developments affecting our business to date in fiscal 2009.
Viprinex™, formerly a phase 3 investigational drug for stroke
In December 2008, we announced that an independent Data Safety Monitoring Board, or DSMB, had determined that the phase 3 clinical trials of Viprinex™ for the treatment of acute ischemic stroke were unlikely to show benefit. As a result, we immediately terminated further enrollment in the trials. After further analysis of the data, we subsequently determined that further development of Viprinex was not warranted, since no patient groups appeared to benefit from treatment. We have sent a letter to Abbott Laboratories, terminating the license under which we obtained the rights to develop and commercialize Viprinex, and we have terminated the employment of all employees that were working on the Viprinex program. We are in the process of fulfilling remaining regulatory and contractual obligations for the Viprinex program and we do not expect to undertake any further development of this compound.
XERECEPT®, a phase 3 investigational drug for which we have rights to receive milestone and royalty/profit-sharing payments
Celtic Pharmaceuticals, or Celtic, to whom we sold rights to XERECEPT in 2005, continues to develop XERECEPT (corticorelin acetate) for the treatment of brain edema associated with cerebral tumors. Celtic has announced that it expects to present results from its clinical program at an upcoming cancer conference in the second quarter of calendar 2009. Celtic has also announced that it has retained an investment bank to assist with the sale of XERECEPT. While we are entitled to receive between 13% and 22% of the net proceeds received by Celtic upon the sale of XERECEPT, we cannot estimate whether Celtic will be successful in their attempts to sell XERECEPT or whether we will receive any payments under the agreement.
Preclinical Programs licensed from the Buck Institute for Age Research
In fiscal 2008, we entered into agreements with the Buck Institute for Age Research, or Buck, for rights to proteins in early preclinical development for the treatment of Alzheimer’s and Huntington’s diseases. In the third quarter of fiscal 2009, we sent Buck letters stating that we did not intend to extend the research program terms for either the Huntington’s or Alzheimer’s disease program beyond the first year of the respective collaborations. As a result, we have ceased making research funding payments to Buck and expect to lose our rights to develop the proteins that formed the basis for the collaborations.

Employees
Following the discontinuance of our Viprinex program, we terminated the employment of over 75 percent of our employees, all during the third quarter of fiscal 2009. As of March 31, 2009, there were a total of eight full- and part-time employees at the Company. Four of these employees continue to support the clinical development of XERECEPT, and their direct costs are reimbursed to us by Celtic.
Employment termination charges aggregating approximately $0.6 million were incurred in the third quarter of fiscal 2009, comprising approximately $0.4 million included in our research and development expenses and $0.2 million in general and administrative expenses.
The employment of Paul E. Freiman, appointed President and Chief Executive Officer in May 1997, was terminated by our Board of Directors effective December 31, 2008. On January 30, 2009, the Board appointed William A. Fletcher as Acting Chief Executive Officer.
Future of Neurobiological Technologies as a Company
In March 2009, we announced that we retained RBC Capital Markets, or RBC, as our financial advisor to assist in the evaluation of various options to enhance shareholder value, including a potential sale of the Company or our major assets. Our goal is to determine whether there is a transaction that would be more beneficial to our shareholders than a liquidation. In the event that our evaluation of strategic options does not result in a transaction that meets our objectives, we intend to return as much cash as possible to our shareholders through a liquidation or other means. Our board of directors intends to act expeditiously in the process of seeking a strategic transaction.
RESULTS OF OPERATIONS
Revenues
The major components of our revenue are as follows (in thousands):

			Decrease in			Decrease in
	Three months ended		2009	Nine months ended		2009
	March 31,		Compared	March 31,		Compared
	2009	2008	to 2008	2009	2008	to 2008
Royalty revenue	$1,505	$2,161	$(656)	$5,590	$6,245	$(655)
XERECEPT sale	1,375	1,375	—	4,125	4,125	—
Collaboration services	133	148	(15)	354	877	(523)

Total	$3,013	$3,684	$(671)	$10,069	$11,247	$(1,178)

Total revenues of $3,013,000 for the three months ended March 31, 2009 decreased by $671,000 from revenues of $3,684,000 in the same period of fiscal 2008. Our third quarter fiscal 2009 revenues consisted of $1,505,000 from royalties on the commercial sales of memantine by Merz and its marketing partners in the United States, $1,375,000 from the sale of our rights and interests in XERECEPT to Celtic and $133,000 from the reimbursement of the direct expenses incurred for services provided to Celtic for development of XERECEPT. Royalties on sales of memantine were lower in the three months ended March 31, 2009 than the three months ended March 31, 2008 because of a scheduled reduction in the royalty rate we are entitled to receive from Merz and from the elimination of royalties on sales in Europe following the amendment of our agreement with Merz in February 2008. Revenues from the sale of XERECEPT were the same for the three months ended March 31, 2009 and for the three months ended March 31, 2008 because we are recognizing the up-front payment of $33 million we received in November 2005 on a straight-line basis over the estimated term of our obligation to provide services to Celtic, which extends to November 2011. Revenues from collaboration services declined by $15,000, or 10%, to $133,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to normal fluctuations in the work charged to Celtic for XERECEPT development.

Changes for the nine-month period ended March 31, 2009 compared to the nine-month period ended March 31, 2008 were the same as for the three-month periods, except the decrease in revenues from collaboration services declined by a greater percentage in 2009 as compared to fiscal 2008. The larger decrease for the collaboration services revenue for the nine months ended March 31, 2009 occurred due the transition of most of the XERECEPT drug development work to Celtic in fiscal 2008. Following this transition, we ceased incurring these expenses and the respective reimbursements from Celtic.
RESEARCH AND DEVELOPMENT EXPENSES
Because we have historically engaged in the business of drug development and our drug candidates have not been approved for sale, the majority of our costs have been related to the research and development of these drug candidates and the costs are expensed as incurred. Research and development costs include clinical trial costs, drug supply and manufacturing costs, salaries and related personnel costs for employees involved in the development of our products, and other costs related to developing investigational drugs, including outside consultants. The following table shows our research and development expenses by product under development (in thousands):

			Decrease in			Decrease in
	Three months ended		2009	Nine months ended		2009
	March 31,		Compared	March 31,		Compared
	2009	2008	to 2008	2009	2008	to 2008
Viprinex	$1,651	$5,122	$(3,471)	$16,485	$16,915	$(430)
XERECEPT	160	182	(22)	366	947	(581)
Preclinical programs	46	641	(595)	850	960	(110)

Total	$1,857	$5,945	$(4,088)	$17,701	$18,822	$(1,121)

Total research and development expenses were $1,857,000 for the three months ended March 31, 2009, which represented a decrease of $4,088,000 compared to the three months ended March 31, 2008. For the nine months ended March 31, 2009, research and development expenses were $17,701,000, a decrease of $1,121,000 from the nine months ended March 31, 2008.
For the three months ended March 31, 2009, our expenses related to Viprinex aggregated $1,651,000, a decrease of $3,471,000, or 68%, from expenses of $5,122,000 for the three months ended March 31, 2008. The decrease in expenses for the three months ended March 31, 2009 was due to our decision to no longer develop Viprinex following the results of the interim analysis. Included in the expenses for the three months ended March 31, 2009 are costs to complete close-down of the clinical trial, costs for close-down of the snake farm and purification facility we had established for the production of active ingredient (which was derived from the venom of Malayan pit vipers) and employee termination costs.
For the nine months ended March 31, 2009, our expenditures on Viprinex aggregated $16,485,000, a decrease of $430,000, or 3%, compared to $16,915,000 for the nine months ended March 31, 2008. The decrease in costs related to the development of Viprinex is primarily due to lower clinical trial expenses in fiscal 2009 following the termination of the development of Viprinex, which were mostly offset by nonrecurring costs associated with the close-down of the snake facility and purification unit.
We do not expect significant costs for the Viprinex program in future periods.
For the three months ended March 31, 2009, our expenditures related to XERECEPT decreased to $160,000 from $182,000 for the comparable period in fiscal 2008, due to normal fluctuations in the level of activity. For the nine months ended March 31, 2009, our expenditures related to XERECEPT declined by $581,000, or 61%, compared to the nine months ended March 31, 2008. During the first nine months of fiscal 2008 we transitioned substantially all drug development activities to Celtic, and accordingly in fiscal 2008 incurred a higher level of costs prior to the completion of the transition. The decrease in our research and development costs for XERECEPT is comparable to the decrease in revenue for reimbursement of these costs by Celtic.

During the third quarter of fiscal 2009, we sent termination letters related to our preclinical research programs that had been conducted in collaboration with the Buck Institute for Age Research, and therefore incurred lower costs for the preclinical programs than we incurred in the third quarter of fiscal 2008. Expenses for the preclinical programs also decreased for the nine month periods ended March 31, 2009, for the same reason, although by a smaller percentage due to research conducted earlier in fiscal 2009 before the termination letters were sent.
GENERAL AND ADMINISTRATIVE EXPENSES
The following table shows our general and administrative expenses (in thousands):

		Decrease in			Decrease in
Three months ended		2009	Nine months ended		2009
March 31,		Compared	March 31,		Compared
2009	2008	to 2008	2009	2008	to 2008
$ 1,438	$1,757	$(319)	$3,970	$5,327	$(1,357)
General and administrative expenses were $1,438,000 for the three months ended March 31, 2009, a decrease of 18% from expenses of $1,757,000 for the three months ended March 31, 2008. During the quarter ended March 31, 2009 we incurred lower costs for employee salaries, investor relations and business development consultants. These lower costs were partially offset by severance charges for terminated administrative employees and close-down costs for our New Jersey office. For the year-to-date periods, general and administrative expenses were lower due to the aforementioned reasons, as well as a reduction in use of outside consultants, lower legal expenses and lower costs of compliance with internal control certification requirements.
We expect general and administrative expenses for future periods to be less than they were for the three months ended March 31, 2009 due to a lower number of employees and a reduced need for administrative work in the absence of an active internal drug development program. If we make no changes to our current operating structure, we estimate that general and administrative expenses, excluding noncash charges, will be less than $1.0 million for each quarter of operations. If we are successful in finding a transaction that enhances shareholder value, we will likely incur additional one-time charges associated with the transaction.
INTEREST INCOME
Interest income for the three- and nine-month periods ended March 31, 2009 was $136,000 and $649,000, respectively, compared to $540,000 and $1,020,000, respectively, for the same periods in the prior fiscal year. The decreases for the three- and nine-month periods of fiscal 2009 compared to the same periods in fiscal 2008 were due to lower average cash and investments balances and a decrease in the average interest rates earned.
IMPAIRMENT CHARGE FOR DECREASE IN VALUE OF INVESTMENTS
An impairment charge of $55,000 was recorded for the three- and nine-month periods ended March 31, 2009, as compared to an impairment charge of $1,778,000 for the three- and nine-month periods ended March 31, 2008. The impairment charge recorded during fiscal 2009 was related to ARS we sold after March 31, 2009, for which proceeds were less than cost. The impairment charge recorded in fiscal 2008 was related to the initial failure of ARS auctions and our estimated value of the ARS based on a model of discounted cash flows and interest rates.
INTEREST EXPENSE
Interest expense for the nine months ended March 31, 2008 was related to short-term notes issued in September 2007 and repaid in November 2007. There was no comparable expense for the nine months ended March 31, 2009.
NON-CASH GAIN/LOSS ON DECREASE IN FAIR VALUE OF WARRANTS
In April 2007, we issued warrants to purchase 435,000 shares of common stock in connection with a concurrent sale of common stock. The warrants are exercisable through April 2012 at a price of $16.80 per share. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement of the warrants is deemed not to be within our control and, accordingly, we are required to account for the estimated fair value of these warrants as a liability. The warrant liability is re-valued on each reporting date with changes in the fair value from prior periods reported as non-cash charges or credits to earnings. The Black-Scholes option valuation model is used to estimate the value of the warrant liability. During the three months ending March 31, 2009, the estimated value of the warrants increased primarily due to the increased volatility of our common stock, as well as an increase in value of our stock, causing us to recognize a loss on the change in value of the warrants. Because the dollar-value of our stock price decreased substantially during the reporting periods that ended on March 31, 2008, in the prior fiscal year the Company recognized a non-cash gain based on the estimated value of the warrants.

LIQUIDITY AND CAPITAL RESOURCES
We assess liquidity primarily by the cash and investments available to fund our operations, which have been significantly curtailed since the Viprinex program for acute ischemic stroke was terminated. Our expenses for the next quarter are expected to be focused on the following areas:
•	Completion of our regulatory contractual obligations associated with the terminated Viprinex program, including filing required reports in the United States and various foreign countries;
•	Seeking to monetize our assets;

•	Continuation of our obligations to provide services to Celtic in connection with the clinical development of XERECEPT; and

•	Administrative expenses associated with the above activities, the process of evaluating options to enhance shareholder value, negotiating other contractual obligations, and sustaining operations as a public company.
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

	March 31,	June 30,
	2009	2008

Cash, cash equivalents, and short-term investments	$21,601	$29,980
Cash, cash equivalents, short-term and long-term investments	28,803	41,830
Working capital (excluding deferred revenue and the warrant liability)	15,555	27,357
Since our inception in 1987, we have applied the majority of our resources to our research and development programs and have generated only limited operating revenue. We have experienced operating losses in nearly every year since inception as we have funded the development and clinical testing of our drug candidates. We expect to incur losses for the fiscal year ending June 30, 2009. Although we may be profitable for the fourth quarter of 2009 and for fiscal 2010, we do not expect our business to be able to sustain long-term profitability.
As of March 31, 2009, our combined balance of cash, cash equivalents and short-term investments decreased by $8.4 million from the balance at the end of our most recent fiscal year, June 30, 2008. The decrease was primarily a result of the operating activities of conducting and then closing down our clinical trials, development of Viprinex, termination of drug manufacturing obligations and the other operations of the Company, which used approximately $11.3 million in cash, which was partially offset by proceeds received from the sale of long-term investments. For the quarter ended June 30, 2009, we expect our cash to decrease by a greater amount than our net loss as we settle liabilities related to the development of Viprinex which were not paid to the vendors by March 31, 2009 (such as the closure of the snake facility and purification unit). We expect cash, cash equivalents, short-term and long-term investments to total approximately $23 million at June 30, 2009, assuming we have fully paid off all currently accrued Viprinex-related costs.
We believe that our cash and investments (long and short-term combined) as of March 31, 2009 will be sufficient to fund our planned operations through at least the next twelve months.

Our future capital requirements and net resources will depend on a number of factors, including:
•	the final costs involved in completing remaining obligations related to the Viprinex program;

•	the value we are able to receive upon our disposition of the ARS we hold as long-term investments;

•	the royalties received from Merz on future sales of memantine;

•	any milestone, royalty and profit-sharing payments we receive pursuant to our agreements with Celtic; and

•	the strategic alternatives that we choose to pursue.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in our consolidated financial condition, revenues or expenses, consolidated results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our noncancelable contractual obligations that extend beyond the next twelve months are summarized in the following table (in thousands):

	Payments due by period
		Current fiscal		Over 3
	Total	year	1-3 years	years
Operating lease obligations	$490	$93	$397	$—
Others	—	—	—	—

Total	$490	$93	$397	$—

The only material change from the table of contractual obligations included in our Annual Report on Form 10-K is the elimination of an estimated obligation for a contingent payment to Nordmark that was required in the event we did not commercialize Viprinex. On May 4, 2009, we reached agreement with Nordmark to terminate all obligations under our earlier agreements with them in exchange for a one-time payment of approximately €2.1 million (approximately $2.8 million) from us to Nordmark. The payment to Nordmark has been accrued in the balance sheet as of March 31, 2009, and is not additionally reflected in the above table. We do not expect to incur further costs related to either the operation of the Nordmark snake farm or the removal of the snakes from the facility. A further update of the status of key contractual obligations, including those which are cancelable, due in less than a year is included below.
• Clinical Research Organizations. We had agreements in place with several Clinical Research Organizations, or CROs, for work needed on the clinical trials in various foreign countries. We generally paid the CROs on a monthly or quarterly basis for work as it was performed, and the terms of most of the agreements allow them to be cancelled with no obligations beyond the costs incurred by the CROs to the time of termination. As of March 31, 2009, our CROs have closed down the clinical trial at most sites with which they were involved. We are in the process of reconciling CRO-related costs for the clinical trial and the amounts we have paid to each CRO to date compared to actual costs incurred, as well as reviewing the validity of the costs incurred. We have accrued expenses as of March 31, 2009 which we believe are appropriate under the agreements, and are holding further payments to each CRO until we are satisfied that all costs are justified under the agreements and we reach agreement with the CRO on final amounts. We currently expect resolution with all CROs in the fourth quarter of our fiscal year ending June 30, 2009.
• Medical facilities conducting the clinical trials. We have largely completed the process of reconciling and paying costs incurred by the various medical facilities for each patient enrolled into our trials, and expect any further payments or costs related to the medical facilities not to be material in future periods.
• Data management. We have reached agreement with the outside service organizations involved in managing the data collected from the clinical trial and expect any further costs related to data management not to be material in future periods.

• License agreement for Viprinex. We were developing Viprinex under a worldwide license from Abbott Laboratories. Under the license, we had an obligation to use commercially reasonable efforts to develop Viprinex for the treatment of acute ischemic stroke. Based on the results of our clinical trials, we do not plan to further develop Viprinex for the treatment of stroke, or for any other indication, and we have notified Abbott of our intention to terminate the Viprinex license agreement. As required by the license, we are in the process of returning all drug material, data and intellectual property to Abbott. We expect this to be completed following the completion of the final study report, which is currently being reviewed by independent physicians.
• Employees. All of our employees are employed on an “at-will” basis. Although we do not have a severance plan, we have notified our remaining employees that they would be offered certain payments if they elect to sign a release of claims following the termination of their employment by NTI. If all remaining employees were terminated, we estimate aggregate payments in exchange for release of claims would be less than $0.5 million.
• Buck Institute for Age Research. In fiscal 2008 we entered into two agreements with Buck for development and commercialization rights to preclinical proteins for the treatment of Alzheimer’s disease and Huntington’s disease. Each agreement provided for funding three successive one-year research program terms. We have notified Buck that we did not intend to extend either program beyond the initial one-year research program term, and accordingly, we do not expect to incur further costs related to either of the Buck agreements.
RECENT ACCOUNTING PRONOUNCEMENTS
The following pronouncements have been recently issued but have not been adopted by the Company:
In April 2009, the Financial Accounting Standards Board, or FASB, issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to change the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the “current intent and ability” indicator in determining whether a debt security is other-than-temporarily impaired. The FSP is effective for reporting periods ending after June 15, 2009. We do not expect the adoption of this FSP to have a material effect on our consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate when a transaction is not orderly. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. This FSP is effective for reporting periods ending after June 15, 2009. We are currently evaluating the impact of this FSP on our consolidated financial statements.
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

As of March 31, 2009, we had $7.2 million invested in long-term ARS, issued principally by student loan agencies and generally rated AAA by a major credit rating agency. Our original purchase price for these securities was approximately $9.9 million, which was subsequently written-down to a value of approximately $8.5 million in fiscal 2008 (for the securities still held and classified as long-term at March 31, 2009). ARS are structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, which are approximately once a month. Beginning in February 2008, auctions for the securities in our portfolio began to fail, and none have been successful since that time. We have classified all of our unsold ARS as “long-term investments” as of March 31, 2009, and have estimated the fair value of these investments based on a model of discounted future cash flows and assumptions regarding interest rates. If the auctions for these securities continue to fail, the ARS may not be readily convertible into cash, and we may be required to take losses on the sale of the securities. Based on our expected cash usage for the next twelve months, we do not anticipate the current illiquidity of these investments will affect our ability to operate our business as usual for this period.
We have one office, located in Emeryville, California. We closed-down our Edgewater, New Jersey office in February 2009. We do not have any offices in foreign locations. The manufacturer of the active pharmaceutical ingredient, or API, in our former investigational drug, Viprinex, is based in Germany and our close-down obligations to this manufacturer are denominated in Euros, which are currently not hedged for fluctuations in exchange rates. Because we do not maintain any accounts in foreign currencies, decreases in the value of the United States dollar will increase our U.S. dollar costs as additional U.S. dollars would be necessary to pay the same costs denominated in the Euro.
Item 4T. Controls and Procedures.
Our Acting Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our company is in a transition phase, and so the future of our company is uncertain.
In December 2008, we announced that the clinical trials of Viprinex did not pass an interim futility analysis and we stopped enrolling patients into the clinical trials we were conducting. In January 2009, after review of the data obtained from the clinical trials, we announced that we would not develop Viprinex further. In connection with this decision, we implemented staff reductions aggregating approximately 75% of our earlier workforce, and currently only have eight full and part-time employees. We have also terminated two preclinical research programs under which we had development and commercialization rights. As a result, the marketing and development of the remaining products in which we have retained interests (memantine and XERECEPT) are controlled by third parties. We have engaged RBC as our financial advisor to assist in the evaluation of various options to enhance shareholder value, including a sale of the Company or our major assets. Because the process is not completed, we are not able to predict the ultimate outcome, and the value received by our shareholders in either process may be less than anticipated by the shareholders. This process may not be successful, which could result in a decline in our stock price.

Our primary development asset, Viprinex for the treatment of acute ischemic stroke, did not pass an interim futility analysis and certain remaining costs for closing this program are estimated.
Following the failure of our Viprinex program, we terminated the significant contracts that we had entered into for development of the asset. We are in the process of negotiating with various vendors involved in the Viprinex program and have made estimates in the financial statements of the liabilities associated with the work performed and/or the termination of the agreements. Our final settlement of the liabilities may be greater than the amounts which we have estimated, which would result in costs being recorded in future periods and future cash balances lower than what we are currently projecting.
If we do not continue to retain key employees, our continuing operations and assets will be impaired.
We depend on a small number of key management and scientific and technical personnel. To meet our contractual obligations to Celtic Pharma, we are still dependent on the technical skills of a selected number of employees working on the XERECEPT program. We are also dependent on the knowledge of a selected number of general and administrative employees as we complete Viprinex-related contracts and negotiate our remaining contractual commitments. Given our clinical setback and the uncertainty of our long-term prospects, our employees may be motivated to seek other positions and their departure would impede our ability to fulfill our obligations and maximize the value of our assets. While we have put a retention plan into place for selected employees, we cannot be certain that this plan will be sufficient to motivate these key employees to stay with the company until we determine our strategic alternatives.
We have a history of losses, we expect to generate losses in the near future, and we may never achieve or maintain profitability.
As we have funded the development and clinical testing of our drug candidates, we have experienced operating losses in nearly every year since our inception. As of March 31, 2009, our accumulated deficit was approximately $137 million. With the termination of our Viprinex program, there is no longer significant commercial potential for what was previously our most promising prospect to achieve long-term profitability. We may never generate sufficient revenues to become or remain profitable.
The current volatility and disruption in the capital and credit markets may continue to exert downward pressure on our stock price and we may cease to be in compliance with the continued listing standards set forth by the Nasdaq Capital Market. If we cease to be in compliance with the continued listing standards, the Nasdaq Capital Market may commence delisting proceedings against us.
Stock markets in general, and our stock price in particular, have experienced significant price and volume volatility over the past year. Our stock price deteriorated significantly in fiscal 2008 and to date in fiscal 2009, and we could continue to experience further declines in our stock price. Our stock is currently trading below $1.00 per share, which is in violation of Nasdaq’s standard continued listing requirements. Although Nasdaq has suspended the enforcement of rules requiring a minimum $1.00 closing bid price, this suspension is currently scheduled to end on July 20, 2009. There is no guarantee that we will be in compliance with Nasdaq’s continued listing requirements when this suspension is lifted. If our stock continues to trade below $1.00 when the temporary suspension is lifted, Nasdaq may commence delisting procedures against us. If we were to be delisted, the market liquidity of our common stock would likely be adversely affected and the market price of our common stock would likely decrease. Such a delisting could also adversely affect our ability to sell the Company and enhance shareholder value. In addition, our stockholders’ ability to trade or obtain quotations on our shares could be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask price for our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits

10.1	Termination Agreement, dated as of May 4, 2009, by and between the Company and Nordmark Arzneimittel GmbH & Co. KG
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
Dated: May 8, 2009	/s/ William A. Fletcher
William A. Fletcher
Acting Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2009	/s/ Matthew M. Loar
Matthew M. Loar
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Termination Agreement, dated as of May 4, 2009, by and between the Company and Nordmark Arzneimittel GmbH & Co. KG
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002