Form 10-K
period 2009-06-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2009-08-31
CIK 918112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on the NASDAQ Capital Market on December 31, 2008 was $3.5 million. Shares of Common Stock held by each executive officer and director and by each person or group who owns 10% or more of the outstanding Common Stock at December 31, 2008 have been excluded. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

On July 31, 2009 there were 26,929,805 shares of the registrant’s common stock outstanding.

PART I

ITEM 1.	BUSINESS

This report contains forward-looking statements. These forward-looking statements are based on our current expectations about our business, industry and plans for liquidation. In some cases, these statements may be identified by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in this report under Item 1A. — “Risk Factors.” Except as may be required by law, we do not intend to update any forward-looking statement to reflect events after the date of this report. “We,” “us,” “NTI” and the “Company” as used in this report refer to Neurobiological Technologies, Inc., a Delaware corporation, and, as applicable, our subsidiary, NTI-Empire, Inc.

Overview

We are a biopharmaceutical company historically focused on developing investigational drugs for central nervous system conditions. In January 2009, we terminated development of our most advanced product candidate, Viprinextm, which was studied in Phase 3 clinical trials as a potential new drug to treat acute ischemic stroke. The decision to terminate development of Viprinex followed an interim analysis of the Phase 3 clinical trials which indicated that the drug did not meet pre-established efficacy criteria. In January and March 2009, we notified the Buck Institute of Age Research, or the Buck Institute, that we did not intend to extend the funding of our early-stage research programs in Huntington’s disease and Alzheimer’s disease, respectively. In June 2009, we entered into an agreement to terminate our collaboration and license agreements with the Buck Institute. In June 2009, we also entered into an agreement with affiliates of Celtic Pharma pursuant to which, among other things, our obligation to provide services to Celtic Pharma relating to the clinical development of XERECEPT, which previously extended to November 2011, was terminated as of June 30, 2009. We retained our rights to receive payments if XERECEPT, a phase 3 investigational drug for brain edema associated with cerebral tumors, is successfully developed and commercialized by Celtic Pharma or is sold to a third party. Subsequent to our fiscal year end, in August 2009, we entered into an agreement to terminate our license and cooperation agreement with Merz Pharmaceuticals GmbH and Children’s Medical Center Corporation, effective as of July 31, 2009.

In March 2009, our Board of Directors hired RBC Capital Markets, or RBC, as our financial advisor to assist in the evaluation of various options to enhance stockholder value, including a potential sale of the Company or our major assets. To date, no transactions have been identified that our Board of Directors believes would return a greater value to stockholders than a complete liquidation and dissolution.

Approval of Plan of Complete Liquidation and Dissolution of the Company

Subsequent to our fiscal year end, on August 27, 2009, our Board of Directors determined, after extensive and careful consideration of the Company’s strategic alternatives and analysis of the prevailing economic and industry conditions, that it is in the best interests of the Company and our stockholders to liquidate the Company’s assets and to dissolve the Company. At that time, the Board of Directors approved a Plan of Complete Liquidation and Dissolution of the Company, or the Plan, subject to stockholder approval. The Company intends to hold a special meeting of stockholders to seek approval of the Plan and expects to file related proxy materials with the Securities and Exchange Commission, or the SEC, in early September 2009.

Viprinex

In December 2008, we announced that an independent Data Safety Monitoring Board, or DSMB, had determined that the phase 3 clinical trials of Viprinex (ancrod) for the treatment of acute ischemic stroke were unlikely to show benefit. Prior to this determination, substantially all of our drug development efforts since 2004 were focused on Viprinex. Following the DSMB recommendation, we immediately terminated further enrollment in the trials. After additional analysis of the data, we subsequently determined that further development of Viprinex was not warranted, since no patient groups appeared to benefit from treatment. An analysis of the primary endpoint of the trials, which was the modified Rankin Score (a measure of stroke-related disability) 90 days following stroke, yielded a 39.1% response rate for Viprinex-treated subjects compared to a 37.2% response rate for placebo-treated subjects (p=0.47), well below criteria established for continuation of the trial. A different measure of stroke-related disability, the NIH Stroke Scale, which was evaluated as a secondary endpoint in the trial, yielded a slight advantage for placebo over Viprinex. Overall, the treatment and placebo arms of the study were well balanced for baseline characteristics. While the 90 day mortality was similar between the groups, there was a trend toward higher symptomatic intracranial hemorrhage in the Viprinex-treated subjects. In March 2009, we notified Abbott Laboratories that we were terminating the license agreement for Viprinextm, in accordance with its terms, effective June 10, 2009.

Memantine

In April 1998, we entered into a license and cooperation agreement with Merz Pharmaceuticals GmbH (formerly Merz + Co. GmbH & Co.), or Merz, and Children’s Medical Center Corp., or CMCC, for the clinical development and commercialization of memantine. Pursuant to this agreement, as amended in February 2008, we had the right to receive royalty payments from sales of Namenda/Ebixa (memantine) for Alzheimer’s disease in the United States. Under the February 2008 amendment, there were staged reductions in the royalty rates we received for sales of memantine in the United States and we stopped receiving royalties on sales of memantine outside of the United States. Under the amendment, Merz agreed that they would not provide us notice of termination of the agreement before July 1, 2009; thereafter they had the ability to cancel at any time with a six-month notice before the termination becomes effective. Subsequent to our fiscal year end, in August 2009, we entered into an agreement to terminate our license and cooperation agreement with Merz and CMCC, effective as of July 31, 2009, and Merz agreed to make a final payment of $4.9 million to us. We are not entitled to any further royalty or other payments for the sales of memantine.

XERECEPT®

XERECEPT® is a synthetic preparation of Corticotropin-Releasing Factor, a natural human peptide, which is being developed by Celtic Pharma as a treatment for swelling around brain tumors. XERECEPT has received orphan drug designation for this indication from the FDA, which generally provides for seven years of market exclusivity from time of approval.

In November 2005, we sold all of our worldwide rights and assets related to XERECEPT to two subsidiaries of Celtic Pharma. Under the terms of the sales agreement, if Celtic Pharma markets XERECEPT we are entitled to receive up to an additional $7.5 million in payments upon regulatory approvals in key areas of the world. In addition, if XERECEPT is approved we are entitled to receive profit-sharing payments of 22% on profit margins in the United States and royalty payments of 15-20% on sales elsewhere in the world. If Celtic Pharma sells or sublicenses its rights to XERECEPT to another entity, we are entitled to receive 13-22% of the net proceeds that are received by Celtic Pharma in lieu of the milestones and royalties that are payable in the event Celtic Pharma markets the drug.

In conjunction with our sale of XERECEPT to Celtic Pharma, we entered into a collaboration and services agreement with Celtic Pharma, pursuant to which we agreed to provide certain services in connection with Celtic Pharma’s development of XERECEPT. In June 2009, we entered into an agreement with affiliates of Celtic Pharma, pursuant to which, among other things, our obligation to provide services to Celtic Pharma relating to the clinical development of XERECEPT, which previously extended to November 2011, was terminated as of June 30, 2009. We no longer provide any services to Celtic Pharma for its development of XERECEPT.

In June 2009, Celtic Pharma announced the results of its phase 3 clinical trial of XERECEPT, showing that XERECEPT enabled decreases in steroid usage and steroid-associated side effects in both acute and long-term treatment of patients with edema associated with either primary or metastatic brain tumors, although the clinical trial did not demonstrate statistical significance for its primary endpoint, a composite of steroid reduction, neurological examination results and functional impairment. Celtic Pharma has also announced that it has retained an investment bank to assist with the sale of the worldwide commercial rights to XERECEPT.

Preclinical Programs Licensed from the Buck Institute for Age Research

In our 2008 fiscal year, we entered into collaboration and license agreements with the Buck Institute for early-stage research programs for proteins for the treatment of Alzheimer’s and Huntington’s diseases. In January and March 2009, we notified the Buck Institute that we did not intend to extend the funding of these programs. In June 2009, we entered into an agreement to terminate our collaboration and license agreements with the Buck Institute.

Employees

As of June 30, 2009, we had four full-time employees. Additionally, we use consultants to complement our staffing as needed. Our employees are not subject to any collective bargaining agreements, and we regard our relations with employees to be good.

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

Risks Related to Our Business

Our company is in a transition phase, and its future is uncertain.

In December 2008, we announced that the clinical trials of Viprinex did not pass an interim futility analysis and we stopped enrolling patients into the clinical trials we were conducting. In January 2009, after review of the data obtained from the clinical trials, we announced that we would not develop Viprinex further. In connection with this decision, we implemented staff reductions aggregating approximately 75% of our earlier workforce, and subsequently reduced additional management and staff following completion of other contractual obligations that we had. We currently have only four full-time employees and plan to reduce our headcount further starting in September 2009. Since the termination of our Viprinex program, we have also terminated our two preclinical research programs with the Buck Institute. Presently, the marketing and development of the remaining single product candidate in which we have a retained interest (XERECEPT®) is controlled by a third party.

We have engaged RBC as our financial advisor to assist in the evaluation of various options to enhance stockholder value, including a sale of the Company or our major assets. However, we have been unable to find a buyer interested in pursuing a transaction that would be of higher value for our stockholders than a complete liquidation and dissolution of the Company. Although the Board has approved a Plan of Complete Liquidation and Dissolution of the Company, it remains subject to stockholder approval. We may not obtain the necessary stockholder vote to approve the Plan, and actions by our stockholders could jeopardize or delay the vote, which could result in fluctuations or a decline in our stock price. Further, because the amount of cash ultimately distributed to our stockholders pursuant to the Plan depends on the amount of our liabilities, obligations and expenses and claims against us, and contingency reserves that we establish during the liquidation process, the distributions made to stockholders may be less than expected.

If our stockholders do not approve the Plan, we will explore what, if any, alternatives are available for the future of the Company, particularly given that we have terminated substantially all of our management and employees and have been minimizing expenses and terminating contractual relationships. There is currently little active business left to operate and rehiring employees and retaining or rebuilding our management team may not be possible, or would take several months at a cost we are unable to estimate.

We only have very limited control over the development and commercialization of XERECEPT®, which we have sold to Celtic Pharma, and as a result, we may not realize a significant portion of the potential value of this product candidate.

In November 2005, we completed the sale of all our rights and assets related to XERECEPT to two newly-formed subsidiaries of Celtic Pharma. Under our agreement with the Celtic Pharma subsidiaries, we are eligible to receive milestone payments upon the achievement of certain regulatory objectives, and if XERECEPT is approved for commercial sale we are eligible to receive payments on profit margins of XERECEPT in the United States and royalties on sales elsewhere in the world. However, because Celtic Pharma has assumed control of the clinical development of XERECEPT throughout the world, our ability to receive these payments largely depends on Celtic Pharma. Celtic Pharma controls the execution of clinical trials and will direct the final regulatory approval process and commercialization, if the product is approved. If Celtic Pharma is unable to successfully develop and market XERECEPT, we will not receive any development milestone payments or any royalty or profit-sharing payments, which would harm our financial condition and results of operations.

The approval of XERECEPT®, the only investigational drug in which we retain any interest, by the FDA or other regulatory authorities is uncertain and will involve the commitment of substantial time and resources.

In June 2009, Celtic Pharma announced the results of its Phase 3 clinical trial of XERECEPT, showing that XERECEPT enabled decreases in steroid usage and steroid-associated side effects in both acute and long-term treatment of patients with edema associated with either primary or metastatic brain tumors. However, the clinical trial did not demonstrate statistical significance for its primary endpoint, a composite of steroid reduction, neurological examination results and functional impairment, which could hinder the future development of XERECEPT.

As part of the regulatory approval process, a drug sponsor must conduct preclinical research and clinical trials for each product candidate sufficient to demonstrate its safety and efficacy to the satisfaction of the FDA in the United States and other regulatory agencies in the countries where the product candidate will be marketed, if approved. The number of preclinical studies and clinical trials that will be required varies depending on the product, the disease or condition for which the product is in development and the regulations applicable to any particular product. The regulatory process typically also includes a review of the manufacturing process to ensure compliance with applicable regulations and standards, including the FDA’s current Good Manufacturing Practice, or cGMP, regulations. The FDA can delay, limit or decline to grant approval for many reasons, including:

• their determination that a product candidate is not safe or effective;

• their determination that the manufacturing processes or facilities do not meet specified requirements; or

• changes to their approval policies, guidelines or new regulations that affect us in an unfavorable manner.

The denial of approval, or any delay or limitation on approval, of XERECEPT would substantially harm our ability to receive future payments tied to the success of XERECEPT.

Even if XERECEPT® is approved for commercialization, it may not be successfully commercialized or generate meaningful product revenues for us.

If XERECEPT is approved for commercialization and commercialized by Celtic Pharma, we would be entitled to receive payments from Celtic Pharma based on the approvals as well as royalty and/or profit sharing payments. For us to receive these payments, Celtic Pharma would need to either market the drug directly (which would require them to recruit and train a direct sales force), or enter into a collaborative arrangement with a larger biotechnology or pharmaceutical company with an existing sales force to sell, market and distribute the product. Although we are entitled to a percentage of the proceeds received by Celtic Pharma if Celtic Pharma licenses or sells its interest in XERECEPT, we do not have any control or influence over Celtic Pharma’s commercialization decision. Any commercialization arrangement that Celtic Pharma ultimately enters into might not result in generating any meaningful product royalties or other payments to us.

Celtic Pharma may not be successful in selling its rights to XERECEPT.

Celtic Pharma has announced that it has retained an investment bank to assist with the sale of the worldwide commercial rights to XERECEPT. If Celtic Pharma sells or sublicenses its rights to XERECEPT to another entity, we are entitled to receive 13-22% of the net proceeds that are received by Celtic Pharma in lieu of the milestones and royalties that are payable in the event Celtic Pharma markets the drug directly. Celtic Pharma may not be successful in selling XERECEPT, in which case Celtic Pharma might decide not to continue with further development. Further, even if Celtic Pharma does sell XERECEPT, it is likely that some or all of the consideration it receives would be contingent upon the future development or successful commercialization of the drug, which would substantially delay any payments that we would receive.

Risks Related to Our Financial Condition

The auction rate securities we hold in our portfolio are currently not actively trading, and we may have to sell all or some of these securities at a loss.

As of June 30, 2009, our investments included a variety of interest-bearing ARS for which we paid a total of $7.5 million and are carrying at an estimated value of $5.5 million. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rates at predetermined calendar intervals, allowing investors to either roll over their holdings or obtain immediate liquidity by selling such investments at par. Since February 2008, the auctions for our ARS have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we are not able to access these funds until a future auction is successful, the investments are called by the issuer, or we find a buyer outside the auction process. Maturity dates for these ARS investments range from 2030 to 2045. All of these ARS investments are investment grade quality and were in compliance with our investment policy at the time of acquisition. Because we are planning to dissolve and liquidate the Company, we are unlikely to be able to hold these ARS investments to maturity. We may experience a loss on sale of the ARS, reducing the capital we have to distribute to stockholders.

Risks Related to Our Common Stock

The market price of our common stock has been, and is likely to continue to be, highly volatile.

The average daily trading volume of our common stock has historically been low, even when compared to that of other biopharmaceutical companies. Because of our relatively low trading volume, our stock price can be highly volatile. Our liquidation plans may increase this volatility. Any large sales of our stock could have a negative effect on the stock price. Additional factors that may affect the price include:

•	announcements of our plans regarding the future of the Company;

•	announcements or actions by our major stockholders relating to the announcement of the planned liquidation and dissolution of the Company;

•	announcements of the results of clinical trials of Celtic Pharma or any of its potential competitors;

•	announcements regarding Celtic Pharma’s planned sale of XERECEPT;

•	the status of our compliance with Nasdaq’s listing standards;

•	government regulation and health care legislation; and

•	market conditions for life science companies’ stocks in general.

We are not likely to continue to meet the listing standards of the NASDAQ Capital Market, which could result in our delisting and negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on the NASDAQ Capital Market. The NASDAQ Capital Market provides various continued listing requirements that a company must meet in order for its stock to continue trading on NASDAQ. The requirements state that a company’s stock may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. Our stock is currently trading below $1.00 per share. Although Nasdaq temporarily suspended the enforcement of rules requiring a minimum $1.00 closing bid price, the suspension ended on July 31, 2009. If we fail to comply with the continued listing standards of the NASDAQ Capital Market, our common stock may be delisted. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock.

FORWARD-LOOKING STATEMENTS

This report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this report may include statements about:

•	the approval, timing and consequences of the anticipated plan of liquidation and dissolution;

•	the development and commercialization or sale of XERECEPT by Celtic Pharma;

•	projections of expenditures and liabilities, as well as of cash or other assets available for distribution to stockholders;

•	our ability to retain and hire necessary employees, board members, trustees and others necessary for a dissolution of the Company;

•	our ability to successfully liquidate our ARS and other assets of the Company for distribution to the stockholders; and

•	any statements regarding future cash levels, future revenues and future expenses.

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

Our principal executive offices are located in an approximately 10,000 square foot facility in Emeryville, California that is occupied under an operating lease expiring in November 2010. In addition, we lease approximately 6,000 square feet of office space in Edgewater, New Jersey, under an operating lease that expires in October 2009, which is currently subleased through the term of our underlying lease commitment. We believe that our existing facilities are adequate to meet our needs for the foreseeable future and that suitable alternative space is readily available should we choose to or be unable to renew our leases at the conclusion of their terms.

ITEM 3.	LEGAL PROCEEDINGS

While we are not currently a party to any material pending legal proceedings, from time to time we are named as a party to lawsuits in the normal course of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Capital Market under the symbol “NTII.” The following table sets forth the high and low reported intraday sale prices of our common stock during the past two fiscal years as reported by the NASDAQ Capital Market.

Fiscal Year 2009	High	Low

Fourth Quarter	$0.94	$0.65
Third Quarter	$0.72	$0.30
Second Quarter	$0.97	$0.19
First Quarter	$1.67	$0.57

Fiscal Year 2008	High	Low

Fourth Quarter	$3.47	$1.15
Third Quarter	$3.15	$2.00
Second Quarter	$5.19	$2.06
First Quarter	$12.60	$3.46

As of July 31, 2009, there were approximately 200 holders of record of our common stock and a total of 26,929,805 shares of common stock outstanding. The number of holders of record does not include holders in “street name” which comprise the majority of our stockholders. No dividends have been paid on our common stock to date, but we currently intend to pay an extraordinary dividend subsequent to stockholder approval of the Plan.

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

	Fiscal Year Ended June 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statement of Operations Data:
Total revenues	$26,350	$14,760	$17,673	$12,339	$3,100

Expenses:
Research and development	17,584	24,581	26,737	22,808	10,749
Acquired in-process research and development	—	—	—	11,501	12,650
Provision for impairment of property and equipment	193	—	—	—	—
General and administrative	5,082	6,876	6,537	5,968	4,927

Total expenses	22,859	31,457	33,274	40,277	28,326

Operating income (loss)	3,491	(16,697)	(15,601)	(27,938)	(25,226)
Interest income	748	1,254	493	399	249
Interest expense	—	(2,479)	—	—	—
Other income (expense)	(1,116)	1,600	980	—	—

Income (loss) before income taxes	3,123	(16,322)	(14,128)	(27,539)	(24,977)
Provision for income taxes	—	—	—	(300)	—

Net income (loss)	$3,123	$(16,322)	$(14,128)	$(27,839)	$(24,977)

Basic and diluted net income (loss) per share	$0.12	$(0.84)	$(3.26)	$(6.84)	$(6.59)

Shares used in basic net income (loss) per share calculation	26,926	19,437	4,338	4,070	3,790

Shares used in diluted net income (loss) per share calculation	26,946	19,437	4,338	4,070	3,790

	As of June 30,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$24,049	$29,980	$8,957	$15,248	$8,506
Working capital	23,423	21,817	(3,973)	12,055	5,290
Total assets	24,660	43,187	10,921	22,499	9,815
Total current liabilities	1,115	9,042	14,222	9,609	3,816
Accumulated deficit	(122,468)	(125,591)	(109,269)	(95,141)	(67,302)
Stockholders’ equity (deficit)	23,545	20,286	(22,093)	(11,402)	5,999

Selected quarterly financial information is summarized below:

	Quarterly Periods in the Fiscal Year Ended June 30, 2009
	September 30	December 31	March 31	June 30	Total
	(In thousands, except per share data)
	(quarterly amounts are unaudited)

Quarterly Results of Operations:
Total revenues	$3,565	$3,491	$3,013	$16,281	$26,350
Research and development expenses	(5,452)	(10,199)	(1,857)	(76)	(17,584)
General and administrative expenses	(1,331)	(1,201)	(1,438)	(1,112)	(5,082)
Interest income	249	264	136	99	748
Other income (expense)	207	(193)	(285)	(1,038)	(1,309)

Net income (loss)	$(2,762)	$(7,838)	$(431)	$14,154	$3,123

Basic and diluted net income (loss) per share	$(0.10)	$(0.29)	$(0.02)	$0.53	$0.12

Shares used in basic net income (loss) per share calculation	26,924	26,924	26,927	26,927	26,926

Shares used in diluted net income (loss) per share calculation	26,924	26,924	26,927	26,941	26,946

	Quarterly Periods in the Fiscal Year Ended June 30, 2008
	September 30	December 31	March 31	June 30	Total
	(In thousands, except per share data)
	(quarterly amounts are unaudited)

Quarterly Results of Operations:
Total revenues	$3,900	$3,663	$3,684	$3,513	$14,760
Research and development expenses	(5,460)	(7,416)	(5,945)	(5,760)	(24,581)
General and administrative expenses	(1,659)	(1,912)	(1,757)	(1,548)	(6,876)
Interest income	28	452	540	234	1,254
Other income (expense)	2,269	(1,670)	(1,585)	107	(879)

Net loss	$(922)	$(6,883)	$(5,063)	$(3,454)	$(16,322)

Basic and diluted net loss per share	$(0.19)	$(0.36)	$(0.19)	$(0.13)	$(0.84)

Shares used in basic and diluted net loss per share calculation	4,772	19,313	26,913	26,913	19,437

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND KEY DEVELOPMENTS IN FISCAL 2009

We are a biopharmaceutical company historically focused on developing investigational drugs for central nervous system conditions. In January 2009, we terminated development of our most advanced product candidate, Viprinextm, which was studied in Phase 3 clinical trials as a potential new drug to treat acute ischemic stroke. The decision to terminate development of Viprinex followed an interim analysis of the Phase 3 clinical trials which indicated that the drug did not meet pre-established efficacy criteria. In June 2009, we terminated our collaboration and license agreements with the Buck Institute. In June 2009, we also terminated our obligations to provide on-going drug development support services for XERECEPT® to Celtic Pharma. In August 2009, we terminated our license and cooperation agreement with Merz and CMCC, which entitled us to receive certain royalties on the U.S. product sales of memantine, in return for Merz’ agreement to make a final payment to us. Remaining in our drug development portfolio are rights to receive payments if XERECEPT, a phase 3 investigational drug for brain edema associated with cerebral tumors, is successfully developed and commercialized by Celtic Pharma or sold to a third party.

In March 2009, our Board of Directors hired RBC as our financial advisor to assist in the evaluation of various options to enhance stockholder value, including a potential sale of the Company or its major assets. To date, no transactions have been identified which the Board of Directors believes would return a greater value to stockholders than a liquidation. Subsequent to our fiscal year end, in August 2009, our Board of Directors approved a Plan of Complete Liquidation and Dissolution of the Company, subject to stockholder approval.

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

Revenue recognition

Revenue from nonrefundable up-front fees where we continue involvement through a service agreement or other obligation is initially classified as “deferred revenue,” a liability on our consolidated balance sheet. We subsequently amortize the deferred revenue into “collaboration service revenue” in the consolidated statement of operations over the period of our service obligations. Technology and collaboration service revenue is recognized according to the terms of the contractual agreements to which we are a party, when our performance requirements have been fulfilled, the amount is fixed and determinable, and collection is reasonably assured. Revenue from license fees with non-cancelable, non-refundable terms and no future performance obligations is recognized when collection is assured. Milestone payments are recognized when we have fulfilled development milestones and collection is also assured. Revenue from services performed for other parties is recorded during the period in which the expenses are incurred. In fiscal 2009, we terminated the collaboration and services agreement with Celtic Pharma effective June 30, 2009, and accordingly recognized the remaining deferred revenue related to this agreement. As of June 30, 2009, we no longer had any deferred revenue on our balance sheet.

Royalty revenue is generally recorded when payments are received, which is often one to two quarters after the period in which the products sales have occurred, because there is no information available to us on the product sales until the time we receive the royalty payment.

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

Estimates Involved in Determining Fair Value of Investments

We estimate the fair value of our investments in Auction Rate Securities, or ARS, based on models of discounted cash flow and assumptions regarding future interest rates. The Company’s investments in ARS were initially structured to provide liquidity via an auction process that reset the applicable interest rate at predetermined calendar intervals. Beginning in February 2008, failed auctions occurred throughout the ARS market, and since then all auctions for our ARS have been unsuccessful. While the credit rating of these securities remains high and the ARS are paying interest according to their terms, as a result of the potentially long maturity and lack of liquidity for ARS, we believe that the value of the ARS in our portfolio has been impaired and we have recorded impairment charges to reflect our judgment that the decline in value is other-than-temporary. Models estimating the value of ARS are complex and require estimates that can significantly change their value.

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

Stock-based compensation

We account for stock options granted to employees using an estimate of the fair value of the stock option on the date that it is granted. This estimated fair value is recognized as an expense in the consolidated statement of operations on a straight-line basis over the vesting period of the underlying stock option, generally four years for employees and one to three years for directors. There is a high degree of subjectivity involved in estimating the input values needed to estimate the fair value of stock options. Changes in these assumptions, particularly the estimated volatility and the estimated term of the options, can materially affect the resulting estimates of the fair values of the options that are granted. The expenses recorded for stock-based compensation in our financial statements may differ significantly from the actual value realized by the recipients of the stock options. Due to the declines in our stock price over the past several years, stock options that we have issued have resulted in little or no value to the recipients. Under accounting requirements, the expenses recorded in the consolidated financial statements are not adjusted to the actual amounts, if any, realized by stock option recipients. Users of the financial statements should understand that the expenses we recognize for stock-based compensation do not result in any payments of cash by us.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP SFAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. The guidance in FSP SFAS 157-3 was effective immediately upon adoption and did not have a significant impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures regarding fair value of financial instruments. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require certain disclosures in summarized financial information at interim reporting periods. This FSP is effective for reporting periods ending after June 15, 2009. On June 30, 2009, we adopted this FSP, which did not have a material effect on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. This FSP is effective for reporting periods ending after June 15, 2009. On June 30, 2009, we adopted this FSP, which did not have a material effect on the determination or reporting of our financial results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS 165 effective June 30, 2009 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 will be effective for our interim financial statements for the quarter ending September 30, 2009. SFAS 168 does not change GAAP and therefore will not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Overview

We reported net income for the fiscal year ended June 30, 2009 primarily due to our terminating an agreement for which we were required to provide on-going services to a corporate collaborator, resulting in the recognition of approximately $18.8 million in revenue that had previously been deferred. In addition, for the fiscal year ended June 30, 2009, we received approximately $7.1 million in royalties which were also recognized as revenue. Our operating expenses totaled approximately $22.9 million, substantially all of which resulted in an outflow of cash. Because we recognized revenue into the statement of operations for which the cash was previously received, in addition to the revenue for which cash was received in 2009, there was a significant difference between our net income and our cash flows. For the fiscal year ended June 30, 2009, net income was approximately $3.1 million, and cash used in operations was approximately $16.4 million. More detailed descriptions of key components of the fiscal 2009 results of operations follows, along with comparisons to the results of operations for fiscal years 2008 and 2007.

Revenues

The major components of our revenue are as follows (in thousands):

				Increase (Decrease)
	Fiscal Year Ended June 30,			from Prior Year
	2009	2008	2007	2009/2008	2008/2007

XERECEPT sale	$18,792	$5,500	$5,500	$13,292	$—
Collaboration services	493	1,007	5,320	(514)	(4,313)

Technology sale and collaboration services	19,285	6,507	10,820	12,778	(4,313)
Royalty	7,065	8,253	6,853	(1,188)	1,400

	$26,350	$14,760	$17,673	$11,590	$(2,913)

Total revenues of $26,350,000 for fiscal year ended June 30, 2009 increased by $11,590,000 from revenues of $14,760,000 in fiscal 2008. Our fiscal 2009 revenues included $18,792,000 deferred earlier from the sale of XERECEPT, which we recognized in fiscal 2009 because we terminated our obligation to provide on-going services to Celtic Pharma. In addition, we recognized and received $7,065,000 from royalties on the commercial sales of memantine by Merz and its marketing partners and $493,000 from the reimbursement of the direct expenses incurred for services provided to Celtic Pharma for the development of XERECEPT in the United States. Revenue from the sale of XERECEPT was higher in fiscal 2009 than in fiscal 2008 because we terminated our services agreement with Celtic Pharma in fiscal 2009, requiring us to recognize additional revenue previously deferred. Royalties were lower in fiscal year 2009 compared to fiscal 2008 because of scheduled reductions in the royalty rate we receive following a 2008 amendment to the Merz agreement. Revenues from collaboration services declined by $514,000, or 51%, because we completed the transition of all remaining XERECEPT drug development work to Celtic Pharma during fiscal 2009.

Total revenues of $14,760,000 for fiscal year ended June 30, 2008 decreased by $2,913,000 from revenues of $17,673,000 in fiscal 2007. Our fiscal 2008 revenues consisted of $8,253,000 from royalties on the commercial sales of memantine by Merz and its marketing partners, $5,500,000 recognized from the fiscal 2006 sale of our rights and interests in XERECEPT to Celtic Pharma, and $1,007,000 from the reimbursement of the direct expenses incurred for services provided to Celtic Pharma for administering the Phase 3 clinical trials and manufacturing of XERECEPT in the United States. Royalties were higher for fiscal year 2008 compared to fiscal 2007 because of higher sales of memantine by Merz and its marketing partners. Revenues from the sale of XERECEPT were the same for fiscal 2008 and 2007 because we recognized the up-front payment of $33 million we received in November 2005 on a straight-line basis over the contractual and estimated term of our obligations, which extended to November 2011 prior to the amendment in June 2009. Revenues from collaboration services declined by $4,313,000, or 81%, to $1,007,000 for fiscal 2008 compared to fiscal 2007 because we transitioned most of the XERECEPT drug development work to Celtic Pharma.

In future periods, we do not expect to record any further revenue from our sale of XERECEPT to Celtic Pharma, or from the provision of collaboration services to Celtic Pharma for XERECEPT. We expect royalty revenue to increase in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 following receipt of a final payment from Merz resulting from our agreement with Merz and CMCC to terminate the license under which we previously received royalties. After the first quarter of fiscal 2010, we do not expect to record any additional royalty revenue from the sales of memantine in the United States or elsewhere.

Research and Development Expenses

Because we have been in the business of drug development and our drug candidates have not been approved for sale, our research and development costs have been expensed as incurred. Research and development includes clinical trial costs, development and manufacturing costs for investigational drugs, payments to clinical and contract research organizations, compensation expenses for drug development personnel, consulting and advisor costs, preclinical studies and other costs related to development of our product candidates. The following table shows our research and development costs by product under development (in thousands):

				Increase/(Decrease)
	Fiscal Year Ended June 30,			from Prior Year
	2009	2008	2007	2009/2008	2008/2007

Viprinex for stroke	$16,247	$22,071	$21,208	$(5,824)	$863
XERECEPT	487	1,061	5,529	(574)	(4,468)
Preclinical programs for Alzheimer’s and Huntington’s diseases	850	1,449	—	(599)	1,449

	$17,584	$24,581	$26,737	$(6,997)	$(2,156)

In fiscal 2009, 2008 and 2007, the majority of our research and development efforts were focused on Viprinex, an investigational drug for the treatment of acute ischemic stroke, to which we acquired rights in July 2004. Following a December 16, 2008 interim analysis of the Viprinex Phase 3 trials, we learned that the efficacy of the drug did not meet predetermined criteria for continued development, and we terminated the program.

During the fiscal year ended June 30, 2009, we incurred expenses of $16,247,000 related to the development of Viprinex for acute ischemic stroke, a decrease of $5,824,000, or 26% from the expenses for the fiscal year ended June 30, 2008. Costs for the Viprinex program decreased because we terminated the clinical trial following receipt of the interim analysis in December 2008, significantly reducing clinical trial costs by almost $10.0 million. Partially offsetting the reduction in Viprinex clinical trial costs were expenses of approximately $3.7 million incurred to terminate our agreements for the snake farm and dedicated facility for the supply and purification of the venom used as an active ingredient in Viprinex. Expenses incurred for the development of XERECEPT declined $574,000 in fiscal 2009 compared to fiscal 2008 as we completed transition of all XERECEPT development work to Celtic Pharma during the year ended June 30, 2009. The decrease in our research and development costs for XERECEPT is comparable to the decrease in revenue for reimbursement of these costs by Celtic Pharma. Expenses for our preclinical programs declined by $599,000 during the year ended June 30, 2009, as compared to the year ended June 30, 2008, because we terminated these programs following the termination of the further development of Viprinex.

During the fiscal year ended June 30, 2008, our expenditures on Viprinex aggregated $22,071,000, an increase of 4% from expenses of $21,208,000 for fiscal 2007. The Viprinex clinical trial expenses increased in fiscal year 2008 due to additional patient enrollment into our clinical trials. The increased clinical trial costs were partially offset by lower manufacturing expenses following the completion of certain development work on the snake farm and purification facility. In fiscal 2008, our expenditures for XERECEPT of decreased by $4,468,000 from the level in fiscal 2007 as we transitioned substantially all drug development activities to Celtic Pharma. The decrease in our research and development costs for XERECEPT was comparable to the decrease in revenue for reimbursement of these costs by Celtic Pharma. During the fiscal year ended June 30, 2008, we entered into two collaboration and license agreements with Buck for the development of proteins in preclinical development for the treatment of Alzheimer’s and Huntington’s diseases. Under these agreements, we funded specified preclinical research work as performed by Buck in return for development rights to the proteins that were the subject of their research, and there were no comparable costs for fiscal 2007.

If stockholders approve the Plan, we do not expect to incur significant research and development costs in any future periods.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs for executive management, finance, business development and human resources, as well as professional expenses, such as legal and audit, and facilities costs such as rent and insurance. General and administrative expenses were as follows (in thousands):

			(Decrease) Increase
Fiscal Year Ended June 30,			from Prior Year
2009	2008	2007	2009/2008	2008/2007

$5,082	$6,876	$6,537	$(1,794)	$339

General and administrative expenses decreased $1,794,000, or 26%, for the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008. The lower expenses were primarily the result of a reduction in the number of employees following the failure of our Viprinex program, partially offset by severance payments to the terminated employees. In addition, we terminated substantially all investor relation activities and closed our office in New Jersey, further reducing costs in fiscal 2009.

General and administrative expenses increased $339,000, or 5%, for the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007. The increase was primarily due to an increase in compensation and benefits after we hired additional personnel to address earlier material weaknesses in our internal control and an increase in legal and consulting fees related to new contracts, which was partially offset by a reduction in audit and consulting fees following our hiring of the additional administrative personnel.

As a result of the winding-down of our activities to date, we expect cash general and administrative expenses to be less than $1.0 million during each of the quarters ending September 30 and December 31, 2009, including additional employee termination costs. These costs are expected to be reduced further if the Plan is approved.

Impairment Charge for Property and Equipment

We recorded a charge of $193,000 for specialized equipment utilized in the purification of snake venom used as the active ingredient in our investigational drug Viprinex. Following the termination of the clinical trial program, we determined that the carrying costs for the asset were no longer recoverable and recorded the impairment charge during the fiscal year ended June 30, 2009. There were no comparable charges for the fiscal years ended June 30, 2008 or 2007.

Impairment Charge for Decrease in Fair Value of Investments

We recorded charges of $1,013,000 and $1,778,000 for the fiscal years ended June 30, 2009 and 2008, respectively, for the decrease in value of our investments in ARS. ARS were structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals. Beginning in February 2008, auctions failed to settle for the ARS held in our investment portfolio and we believe the value of these investments have been impaired. The write-down of the values of the ARS held in our portfolio is based on a model of discounted cash flows. Further charges were recorded in fiscal 2009 in addition to the charges in fiscal 2008 due to further deterioration of the credit markets in fiscal 2009. There were no comparable charges for fiscal 2007.

Interest Income

Interest income decreased to $748,000 for the fiscal year ended June 30, 2009 from $1,254,000 for the fiscal year ended June 30, 2008, a reduction of $506,000, or 40%. The lower interest income in fiscal 2009 was the result of both lower interest rates and lower balances in our cash and investments accounts. Interest income increased to $1,254,000 for the fiscal year ended June 30, 2008 from $493,000 for the fiscal year ended June 30, 2007 due to substantially higher cash and investments balances following an underwritten public offering in November 2007, more than offsetting the decline in interest rates between the periods.

Interest Expense

Interest expense relates to charges incurred for a bridge financing transaction in fiscal 2008 for which there was no comparable transaction in fiscal years 2009 or 2007.

Non-cash (Loss) Gain on Change in Fair Value of Warrants

During the fiscal year ended June 30, 2009, we recorded a non-cash loss of $255,000 on the increase in the estimated fair value of equity warrants we previously issued. The increase in estimated fair value of the warrants was primarily due to an increase in the volatility of our common stock, which is a key component used in estimating the fair value of equity warrants. The volatility increased during fiscal 2009 as a result of overall market volatility increasing, as well as our announcement of the failure of our clinical trials to demonstrate efficacy for Viprinex. During the fiscal years ended June 20, 2008 and 2007, we recorded non-cash gains on decreases in the fair value of warrants, primarily due to decreasing prices of our common stock into which the warrants were exercisable.

The non-cash changes in the estimated fair value of warrants represent changes in the Black-Scholes value of warrants we issued in April 2007. The April 2007 warrants require us to provide the investors with registered shares upon the warrants’ exercise. The warrants may also require cash payments to be made in connection with certain fundamental transactions involving us or our common stock. Because accounting rules specify that delivery of registered shares is beyond the control of the company that issued the warrants, and also because in some circumstances there may be cash payments to the investors in lieu of a warrant exercise, we are required to account for the value of these warrants as a liability. We have estimated the liability based on the Black-Scholes option pricing model, and this warrant liability is re-valued on each reporting date with changes in the fair value from prior periods reported as a non-cash charge or gain to earnings.

LIQUIDITY AND CAPITAL RESOURCES

We assess liquidity primarily by the cash and investments available to fund our operations, which have been significantly curtailed since the failure of Viprinex for acute ischemic stroke. We also assess liquidity by the working capital, modified to exclude deferred revenue and the warrant liability, available to fund operations. We exclude deferred revenue and the warrant liability from our working capital in the table below as we do not believe these items will ever require payments from our funds. The following table shows our cash and short-term investments and working capital (in thousands).

	June 30,	June 30,
	2009	2008

Cash, cash equivalents and short-term investments	$24,049	$29,980
Working capital (excluding deferred revenue and the warrant liability)	$23,718	$27,357

Since our inception in 1987, we have applied the majority of our resources to our research and development programs and have generated only limited operating revenue. Following the termination of our Viprinex program, our Board of Directors conducted a review of strategic options, seeking a greater return for stockholders than would be received in a liquidation, while simultaneously concluding and terminating our existing contractual commitments. Subsequent to our fiscal year end, in August 2009, our Board of Directors approved a Plan of Complete Liquidation and Dissolution of the Company, subject to stockholder approval. We are in the process of reducing expenses and terminating contractual relationships and expect to distribute the majority of our remaining cash to our stockholders upon approval of the Plan.

As of June 30, 2009, our combined balance of cash, cash equivalents and short-term investments was approximately $24.0 million. Working capital as defined above was $23.7 million. Included in these balances are $5.5 million in ARS, which do not currently have active markets. Excluding the ARS, the cash, cash equivalents and investment securities we hold as of June 30, 2009 for which there are active markets are valued at approximately $18.5 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in our consolidated financial condition, expenses, consolidated results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our noncancelable obligations are summarized in the following table (in thousands):

	Payments Due by Period
		Less Than 1
	Total	Year	1-3 Years	Over 3 Years

Operating lease obligation	$397	$292	$105	$—

Total	$397	$292	$105	$—

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Neurobiological Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Neurobiological Technologies, Inc. as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Neurobiological Technologies, Inc. at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

/s/  Odenberg, Ullakko, Muranishi & Co. LLP

San Francisco, California
August 28, 2009

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	2008
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$8,230	$27,941
Short-term investments	15,819	2,039
Accounts receivable	184	599
Prepaid expenses and other current assets	305	280

Total current assets	24,538	30,859
Deposits	52	85
Long-term investments	—	11,850
Property and equipment, net	70	393

	$24,660	$43,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21	$588
Accrued clinical trial expenses	25	1,075
Accrued professional expenses	493	252
Accrued manufacturing and related expenses	—	581
Other accrued liabilities	281	1,006
Deferred revenue, current portion	—	5,500
Warrant liability	295	40

Total current liabilities	1,115	9,042

Deferred revenue, net of current portion	—	13,292
Long term clinical trial expenses and other liabilities	—	567

Total liabilities	1,115	22,901

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; 3,000 authorized shares designated as Series A convertible preferred stock, 2,332 shares issued, 494 shares outstanding at June 30, 2009 and 2008, with aggregate liquidation preference of $247	247	247
Common stock, $0.001 par value, 50,000 shares authorized, 26,930 and 26,924 shares issued and outstanding at June 30, 2009 and 2008, respectively	27	27
Additional paid-in capital	145,739	145,113
Accumulated deficit	(122,468)	(125,591)
Accumulated other comprehensive income	—	490

Total stockholders’ equity	23,545	20,286

	$24,660	$43,187

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
	2009	2008	2007
	(In thousands, except per share amounts)

REVENUES:
Royalty	$7,065	$8,253	$6,853
Technology sale and collaboration services	19,285	6,507	10,820

Total revenues	26,350	14,760	17,673

EXPENSES:
Research and development	17,584	24,581	26,737
General and administrative	5,082	6,876	6,537
Loss on impairment of property and equipment	193	—	—

Total expenses	22,859	31,457	33,274

Operating income (loss)	3,491	(16,697)	(15,601)
Interest income	748	1,254	493
Realized gain on sale of long-term investments	152	—	—
Impairment charge for decrease in fair value of investments	(1,013)	(1,778)	—
Interest expense, including non-cash amortization of $2,336 discount on notes in 2008	—	(2,479)	—
Non-cash (loss) gain on change in fair value of warrants	(255)	3,378	980

Net income (loss)	$3,123	$(16,322)	$(14,128)

Basic and diluted net income (loss) per share	$0.12	$(0.84)	$(3.26)

Shares used in basic net income (loss) per share calculation	26,926	19,437	4,338
Shares used in diluted net income (loss) per share calculation	26,946	19,437	4,338

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible						Accumulated	Total
	Series A				Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
	(In thousands, except per share amounts)

Balances at June 30, 2006	494	$247	4,223	$4	$83,507	$(95,141)	$(19)	$(11,402)
Issuance of common stock upon exercise of stock options	—	—	37	—	473	—	—	473
Common stock received as consideration for exercise of stock options	—	—	(8)	—	(150)	—	—	(150)
Issuance of common stock under employee stock purchase plan			4	—	47	—	—	47
Issuance of common stock and warrants at $16.10 per share of common stock, net of issuance costs	—	—	435	1	6,493	—	—	6,494
Reclassification of fair value of warrants issued to warrant liability	—	—	—	—	(4,398)	—	—	(4,398)
Stock-based compensation expense	—	—	—	—	958	—	—	958
Comprehensive loss:
Net loss	—	—	—	—	—	(14,128)	—	(14,128)
Unrealized gain on securities	—	—	—	—	—	—	13	13

Total comprehensive loss	—	—	—	—	—	—	—	(14,115)

Balances at June 30, 2007	494	247	4,691	5	86,930	(109,269)	(6)	(22,093)
Issuance of common stock under employee stock purchase plan	—	—	22	—	42	—	—	42
Issuance of common stock at deemed price of $5.95 per share in bridge financing transaction, net of issuance costs	—	—	393	—	2,326	—	—	2,326
Issuance of common stock at $2.75 per share in public offering, net of issuance costs	—	—	21,818	22	54,809	—	—	54,831
Stock-based compensation expense	—	—	—	—	1,006	—	—	1,006
Comprehensive loss:
Net loss	—	—	—	—	—	(16,322)	—	(16,322)
Unrealized gain on securities	—	—	—	—	—	—	496	496

Total comprehensive loss	—	—	—	—	—	—	—	(15,826)

Balances at June 30, 2008	494	247	26,924	27	145,113	(125,591)	490	20,286
Issuance of common stock under employee stock purchase plan	—	—	6	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	625	—	—	625
Comprehensive income:
Net income	—	—	—	—	—	3,123	—	3,123
Unrealized loss on securities	—	—	—	—	—	—	(490)	(490)

Total comprehensive income	—	—	—	—	—	—	—	2,633

Balances at June 30, 2009	494	$247	26,930	$27	$145,739	$(122,468)	$—	$23,545

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2009	2008	2007
	(In thousands, except per share amounts)

OPERATING ACTIVITIES
Net income (loss)	$3,123	$(16,322)	$(14,128)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	132	205	230
Stock-based compensation expense	625	1,006	958
Gain on sale of investments	(152)	—	—
Loss on impairment of investments	1,013	1,778	—
Loss on impairment of property and equipment	193	—	—
Amortization of note discount	—	2,336	—
Non-cash loss (gain) on change in fair value of warrants	255	(3,378)	(980)
Changes in assets and liabilities:
Accounts receivable	415	(169)	1,140
Notes receivable	—	—	4,000
Prepaid expenses and other current assets	8	582	(45)
Accounts payable and accrued expenses	(3,249)	(1,235)	1,195
Deferred revenue	(18,792)	(5,500)	(5,500)

Net cash used in operating activities	(16,429)	(20,697)	(13,130)

INVESTING ACTIVITIES
Purchase of investments	(42,078)	(22,918)	(52,038)
Sales and maturities of investments	38,797	11,166	54,172
Purchases of property and equipment	(2)	(11)	(66)

Net cash provided by (used in) investing activities	(3,283)	(11,763)	2,068

FINANCING ACTIVITIES
Proceeds from stock options and employee stock purchase	1	42	370
Issuance of common stock and warrants, net of issuance costs	—	54,831	6,493
Issuance of common stock and notes in bridge financing transaction, net of issuance costs	—	5,990	—
Repayment of notes issued in bridge financing transaction	—	(6,000)	—

Net cash provided by financing activities	1	54,863	6,863

Increase (decrease) in cash and cash equivalents	(19,711)	22,403	(4,199)
Cash and cash equivalents at beginning of period	27,941	5,538	9,737

Cash and cash equivalents at end of period	$8,230	$27,941	$5,538

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$—	$143	$—
Cash paid for income taxes	$—	$—	$275

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts, percentages and years)

Note 1.	Description of Business and Summary of Significant Accounting Policies

Business Description and Basis of Presentation

Neurobiological Technologies, Inc. is a biopharmaceutical company historically focused on developing investigational drugs for central nervous system conditions. The company recently terminated development of its most advanced product candidate, Viprinextm (ancrod), which was studied in Phase 3 clinical trials as a potential new drug to treat acute ischemic stroke. NTI has more recently chosen not to extend its early-stage research programs for Huntington’s and Alzheimer’s diseases. NTI has rights to receive payments from an investigational drug which is in development for edema (swelling) associated with cerebral tumors.

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

Royalty revenue is recorded when payments are received since the Company is unable to estimate the amount of royalties as they are earned.

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

Cash Equivalents and Investments

The Company’s investments include securities of the U.S. government and its agencies, municipalities, corporations and auction rate securities. All securities which are highly liquid and purchased with original maturities of 90 days or less are recorded as cash equivalents. Securities which the Company does not intend to hold to maturity are generally classified as available-for-sale securities, and carried at estimated fair value, based on available market information, with unrealized gains and losses reported as a component of accumulated other comprehensive income or loss in stockholders’ equity. A decline in the market value of a security below its cost that is deemed to be other than temporary is charged to earnings, and results in the establishment of a new cost basis for the security. In determining whether an impairment is other than temporary, the Company evaluates, among other factors, general market conditions, the financial condition of the investee, the duration and extent to which fair value is less than cost, and whether the Company’s intends to sell the debt securities before recovering their cost. Realized

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gains or losses, amortization of premiums, accretion of discounts and earned interest are included in interest income. The cost of securities when sold is based upon specific identification.

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

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities, is representative of their respective fair values due to their short maturities. Investments in available-for-sale securities are carried at fair value.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, primarily its property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when future estimated cash flows expected to result from the use of the asset, and its eventual disposition, are less than the carrying amount of the asset. The impairment loss is based on the excess of the carrying value over its respective fair value.

Warrants Issued in Connection with Equity Financings

The Company generally accounts for warrants issued in connection with equity financings as a component of equity, unless there is a possibility that the Company may have to settle warrants in cash. For the warrants issued with possibility of cash settlement, the Company records the fair value of the issued warrants as a liability at each balance sheet date and records changes in the estimated fair value as a non-cash gain or loss in the consolidated statement of operations.

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

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

Components of other comprehensive income (loss), including unrealized gains and losses on available for sale investments, are included as part of total comprehensive income (loss). For all periods presented, comprehensive income (loss) has been included in the consolidated statements of stockholders’ equity.

Operating Leases

The Company recognizes rental expense on a straight-line basis over the term of each operating lease.

Net Income (Loss) per Share

Basic net income or loss per common share is calculated using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated based on the weighted-average number of shares of our common stock outstanding as well as other potentially dilutive securities outstanding during the period, using the treasury stock method. For the year ended June 30, 2009, dilutive securities included options to purchase 20,000 shares of common stock. Because their effect would have been anti-dilutive, for the year ended June 30, 2009, dilutive securities excluded options to purchase 817,000 shares of common stock, warrants to purchase 544,000 shares of common stock and the conversion of convertible preferred stock into 71,000 shares of common stock. In fiscal 2008 and 2007, the net loss position of the Company resulted in basic and diluted net loss per share being the same. The computation of diluted net loss per share for the fiscal year ended June 30, 2008 excluded the potentially dilutive impact of options to purchase 1,909,000 shares of common stock, warrants to purchase 544,000 shares of common stock, and the conversion of convertible preferred stock into 71,000 shares of common stock. The computation of diluted net loss per share for the fiscal year ended June 30, 2007 excluded the potentially dilutive impact of options to purchase 426,000 shares of common stock, warrants to purchase 544,000 shares of common stock, and the conversion of convertible preferred stock into 71,000 shares of common stock.

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

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP SFAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. The guidance in FSP SFAS 157-3 was effective immediately upon adoption and did not have a significant impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures regarding fair value of financial instruments. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require certain disclosures in summarized financial information at interim reporting

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods. This FSP is effective for reporting periods ending after June 15, 2009. On June 30, 2009, the Company adopted this FSP, which did not have a material effect on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. This FSP is effective for reporting periods ending after June 15, 2009. On June 30, 2009, the Company adopted this FSP, which did not have a material effect on the determination or reporting of the Company’s financial results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS 165 effective June 30, 2009 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 will be effective for the Company’s interim financial statements for the quarter ending September 30, 2009. SFAS 168 does not change GAAP and therefore will not have a material impact on the Company’s consolidated financial statements.

Reclassifications

In order to conform to the current year’s presentation, the Company has reclassified certain prior period items.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Investments

Available-for-sale securities were as follows:

	June 30,
	2009			2008
			Fair			Fair
	Cost		Value	Cost		Value

Type of security and term
U.S government and agency obligations
Maturing within one year	$10,292		$10,292	$—		$—
Auction rate securities (“ARS”)
Maturing in 21 to 36 years	5,527	*	5,527	11,372	*	11,850
Corporate debt obligations
Maturing within one year	—		—	2,027		2,039

Total investments	$15,819		$15,819	$13,399		$13,889

Classification
Short-term			$15,819			$2,039
Long-term			—			11,850

Total investments			$15,819			$13,889

*	Cost represents purchase price less impairment charge of $1,973,000 and $1,768,000 on securities still held at June 30, 2009 and 2008, respectively.

The Company’s investments in ARS were structured to provide liquidity via an auction process that reset the applicable interest rate at predetermined calendar intervals. Beginning in February 2008, failed auctions occurred throughout the ARS market, and since then all auctions for NTI’s ARS have been unsuccessful. While the credit rating of these securities remains high and the ARS are paying interest according to their terms, as a result of the potentially long maturity and lack of liquidity for ARS, the Company believes the value of the ARS in NTI’s portfolio has been impaired. During the fiscal years ended June 30, 2009 and 2008, the Company recorded other than temporary impairment charges of $1,013,000 and $1,778,000, respectively, in its realized losses, based on models of discounted future cash flows and assumptions regarding interest rates. All other unrealized gains and losses were immaterial at June 30, 2009 and 2008.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows additional information regarding the individual ARS held by the Company:

		June 30, 2009
		Par	Estimated
ARS	CUSIP	Value	Fair Value

Vermont St. Student Assistance Loan Corp., due 12/15/2041	92428CFG4	$2,000	$1,480
Pennsylvania St. Higher Ed. Assistance Agency, due 09/01/2045	709163EQ8	1,950	1,362
Panhandle Plains Student Fin. Corp., due 12/01/2031	69847RAA0	1,300	1,067
Brazos Texas Higher Ed. Authority, due 12/01/2034	106238FU7	1,200	900
Pennsylvania St. Higher Ed. Assistance Agency, due 12/01/2045	709163EV7	500	349
Alameda Calif. Power & Telecom Elec. Sys., due 07/01/2030	01080PAN5	400	257
Others	—	150	112

Total		$7,500	$5,527

Custody of the Company’s investments is held by Fidelity Investments. The majority of the Company’s cash and cash equivalents consist of commercial paper, which is also held in custody at Fidelity Investments.

3.	Fair Value of Financial Instruments

The following table provides the fair value measurements of our financial assets according to a hierarchy based on three levels of input objectivity as defined in FAS 157:

	Carrying
	Value as of	Fair Value Measurements at June 30, 2009
	June 30,	Using Inputs from
	2009	Level 1	Level 2	Level 3

Cash and cash equivalents	$8,230	$8,230	$—	$—
U.S government and agency obligations	10,292	—	10,292	—
Auction rate securities	5,527	—	—	5,527

Total	$24,049	$8,230	$10,292	$5,527

Level 1 inputs in the table above are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable for the asset or liability. Level 3 inputs are based on management’s own assumptions used to measure the fair value of assets and liabilities, which are supported by little or no market activity. Level 1 and Level 2 inputs are considered observable, while Level 3 inputs are considered unobservable. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The input levels and the methodology used for valuing securities are not necessarily an indication of the credit risk associated with the securities.

Fair values are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs for the determination of fair value in accordance with SFAS 157. Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, broker quotes, credit spreads, default rates and prepayment speed. The Company performs a review of the prices received from third parties to determine whether the prices are

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonable estimates of fair value and are classified in accordance with the SFAS 157 fair value hierarchy. The Company’s analysis included, as needed, a comparison of pricing services’ valuations to other pricing services’ valuations for the identical security.

The Company’s investments in ARS are generally classified within Level 3 because there are no active markets for the ARS and the Company is unable to obtain independent valuations from market sources. However, they will be classified as Level 2 if they represent ARS with reliable observable inputs, such as recent sales for the same or similar CUSIPs. Level 3 ARS were valued using discounted cash flow models, and certain inputs to the cash flow model are unobservable in the market. The changes in Level 3 assets measured at fair value for the fiscal year ended June 30, 2009 were as follows:

Balance at June 30, 2008	$11,850
Unrealized losses included in other comprehensive loss	—
Sales of securities	(5,310)
Impairment charge recognized in net loss	(1,013)

Balance at June 30, 2009	$5,527

Note 4.	Property and Equipment. Net

Property and equipment consisted of the following:

	June 30,
	2009	2008

Manufacturing equipment	$—	$501
Furniture, fixtures and leasehold improvements	274	300
Machinery and equipment	193	289

	467	1,090
Less accumulated depreciation and amortization	(397)	(697)

	$70	$393

Note 5.	Warrant Liability

The fair value of warrants issued by the Company in connection with an April 2007 sale of common stock has been estimated based on a Black-Scholes option pricing model, with key assumptions used to value the warrants as follows:

	June 30,
	2009	2008

Volatility of common stock	2.96	0.70
Term of warrants (in years)	2.75	3.75
Risk-free interest rate	1.25%	3.0%
Dividend rate	—	—

Note 6.	Commitments and Contingencies

The Company has operating leases in place for two office locations. The lease for the Company’s principal executive office in Emeryville, California expires in November 2010. The lease for the Company’s vacant office in Edgewater, New Jersey expires in October 2009. Because the Company does not expect to receive any future benefit for the vacant office in New Jersey, it has accrued the future minimum lease payments of $12,000 as a liability in its

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated financial statements. Future minimum lease payments due for the Emeryville facility are as follows at June 30, 2009:

Fiscal year ending June 30:
2010	$292
2011	105

$397

Total lease expense for the fiscal years ended June 30, 2009, 2008 and 2007 was $366,000, $340,000 and $336,000, respectively.

As permitted under Delaware law and in accordance with its Bylaws, NTI indemnifies its officers and directors for certain expenses incurred from legal or other proceedings that arose as a result of the director or officer’s service to the Company. There is no limitation on the term of the indemnification and the maximum amount of potential future indemnification is unlimited. The Company has a director and officer insurance policy that limits NTI’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal, and, accordingly, has not recorded any liabilities for these agreements as of June 30, 2009.

The Company also provided indemnifications of varying scope to clinical research organizations and investigators against claims made by third parties arising from the use of its products and processes in clinical trials. To date, costs related to these indemnification provisions have been immaterial. The Company also has previously established liability insurance policies that may limit exposure under the terms of the policies. The Company believes the fair value of its indemnification agreements is minimal and, accordingly, has not recorded any liabilities for these agreements as of June 30, 2009. The Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

From time to time, NTI may be involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that it believes are likely to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 7.	Stockholders’ Equity

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

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Securities Convertible into Common Stock

At June 30, 2009, the Company had reserved the following number of shares of common stock for future issuance:

Stock option and purchase plans	3,795
Warrants	544
Series A Convertible Preferred Stock	71

4,410

Key terms of warrants outstanding at June 30, 2009 were as follows:

Expiration Date	Exercise Price	Number of Shares

August 2009	$47.11	83
April 2012	$16.80	461

		544

Note 8.	Stock-based compensation

The Company has two stock-based compensation plans, the 2003 Equity Incentive Plan (the “Equity Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”).

The Equity Plan provides for the issuance of stock options and stock awards to employees, officers, directors and consultants. In general, options are granted with an exercise price equal to or higher than the market price of the underlying common stock on the date of the grant, have terms of up to 10 years and become exercisable over vesting periods of up to four years. As of June 30, 2009, the Company has reserved a total of 3,759,000 shares of common stock for issuance under the Equity Plan and one additional option granted under similar terms, and 2,922,000 shares remain available for the future grant of stock options under the Equity Plan.

The ESPP permits eligible employees to purchase common stock through payroll deductions during defined six month accumulation periods. The price at which the stock is purchased is equal to the lower of 85% of the fair value of the stock on the last trading day before the commencement of the applicable offering period or 85% of the fair value of the common stock on the last trading day of the accumulation period. As of June 30, 2009, the Company has reserved a total of 71,000 shares of common stock for issuance under the ESPP, and 36,000 shares remain available for future issuance.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility for the Company’s common stock is based on historical volatility of the Company’s common stock for the expected term of the option granted. The expected term of options is based on the simplified method provided in Staff Accounting Bulletins 107 and 110. The Company continued to use the simplified method for estimating the terms of the options granted between January 1, 2008 and November 13, 2008 because its management believes the magnitude of the November 2007 underwritten public offering qualifies as a

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recapitalization of the Company, which is a significant structural change rendering historical option exercise data potentially unreasonable for estimating the expected term of options granted subsequently. Nevertheless, an expected-term analysis based on historical stock option grants for the Company’s outstanding stock options at December 31, 2008 approximated the expected term under the simplified method. No options were granted after November 13, 2008, the date of the Company’s most recent annual meeting of shareholders. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero for all options granted, as the Company does not anticipate paying dividends in the near future. The Company’s forfeiture assumptions are based on historical data. The following assumptions were used to determine the estimated fair value of the options granted under the Company’s stock-based compensation plans:

	4 Year Vesting	4 Year Vesting	3 Year Vesting	1 Year Vesting
	7 Year Term	10 Year Term	7 Year Term	10 Year Term

June 30, 2009:
Expected volatility	—	0.67	—	0.80
Expected term (in years)	—	6.25	—	5.50
Risk-free interest rate	—	2.8%	—	2.6%
June 30, 2008:
Expected volatility	0.75	0.90	0.80	0.82
Expected term (in years)	4.75	6.25	4.50	5.75
Risk-free interest rate	3.4%	2.9%	4.7%	3.5%
June 30, 2007:
Expected volatility	0.79 - 0.93	1.08	0.80	0.89 - 0.90
Expected term (in years)	4.75	6.25	4.50	5.50
Risk-free interest rate	4.6% - 4.7%	4.7%	4.7%	4.6% - 4.7%

The weighted-average fair value of options granted during fiscal years 2009, 2008 and 2007 was $0.90, $1.29, and $13.10 per share, respectively. Total stock-based compensation expense recognized in the statement of operations was as follows:

	Fiscal Year Ended June 30,
	2009	2008	2007

Research and development	$252	$283	$346
General and administrative	373	723	612

	$625	$1,006	$958

The Company has not recorded any income tax benefits for stock-based compensation arrangements as the Company has cumulative operating losses, for which a valuation allowance has been established. As of June 30, 2009, total compensation cost related to unvested stock options that has not yet been recognized in the financial statements was $0.5 million, which will be expensed over the next 2.9 years.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity for fiscal years 2007 through 2009 is summarized as follows:

		Options Outstanding
			Weighted
	Options Available		Average Exercise
	for Future Grant	Number of Shares	Price

Balance at June 30, 2006	202	369	$22.26
Options granted	(105)	105	$17.57
Options canceled and expired	10	(11)	$22.35
Options exercised	—	(37)	$12.67

Balance at June 30, 2007	107	426	$21.84
Options granted	(1,417)	1,417	$2.36
Option granted outside of plan	—	150	$2.47
Options canceled and expired	36	(84)	$18.39
Options exercised	—	—	—
Options authorized	3,200	—	—

Balance at June 30, 2008	1,926	1,909	$6.04
Options granted	(201)	201	$0.90
Options canceled and expired	1,197	(1,273)	$4.66
Options exercised	—	—	—

Balance at June 30, 2009	2,922	837	$6.91

The following table summarizes information concerning options outstanding and exercisable as of June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of Exercise		Contractual	Average		Average
Prices	Shares	Term in Years	Exercise Price	Shares	Exercise Price

$0.65	90	9.4	$0.65	—	$—
1.10 - 3.00	600	8.3	2.55	320	2.71
6.23 - 49.44	147	4.2	28.47	145	28.65

$0.65 - 49.44	837	7.7	$6.91	465	$10.79

There were 442,000 and 288,000 options exercisable at June 30, 2008 and 2007, respectively. As of June 30, 2009, the aggregate intrinsic value of options outstanding was $3,000, based on a June 30, 2009 closing stock price of $0.68, and none of these options were exercisable.

Note 9.	Impairment Charge

The Company recognized an impairment loss of $193,000 during the current year related to property and equipment used for snake venom purification. Determination of the impairment loss for the specialized equipment was made following the Company’s decision to terminate its Viprinex program.

Note 10.	Collaboration Agreements

In July 2004, the Company acquired Empire Pharmaceuticals, Inc. (“Empire”) to obtain the rights to Viprinex, which Empire had licensed from Abbott. Under the terms of the license agreement, NTI had an obligation to use

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercially reasonable efforts to develop Viprinex for the treatment of acute ischemic stroke. Following the failure of Viprinex to meet specified efficacy criteria at an interim analysis and NTI’s determination not to develop Viprinex further, NTI returned its development and commercialization rights to Viprinex to Abbott. During the fiscal years ended June 30, 2009, 2008 and 2007, no payments were made to Abbott under the license.

In April 1998, the Company entered into a license and cooperation agreement with Children’s Medical Center Corp. (“CMCC”) and Merz + Co. GmbH & Co. (“Merz”) covering certain uses of memantine, an approved drug sold for the treatment of Alzheimer’s disease. Merz in turn has licensed rights covering memantine to Forest Laboratories, Inc., H. Lundbeck A/S and Daiichi Suntory Pharma Co., Ltd., who are marketing the drug in different territories. Under terms of the agreement, as amended in February 2008, the Company received royalties from Merz on the sales of memantine in the United States, and through September 30, 2007 also received royalties from sales of memantine for Alzheimer’s disease in Europe. Beginning July 1, 2008, a staged reduction in royalty rates for product sales in the United States commenced. Merz had the right to terminate the license agreement upon six months notice, but not before a notice date of July 1, 2009. In August 2009, the license was terminated with respect to NTI, and Merz agreed to make a final payment to NTI (see Note 13, Subsequent Events). During the fiscal years ended June 30, 2009, 2008 and 2007, the Company recognized royalty revenue of $7.1 million, $8.3 million and $6.9 million, respectively.

In November 2005, the Company sold its worldwide rights and assets related to XERECEPT, an investigational drug for brain edema associated with cerebral tumors, to two subsidiaries of Celtic Pharma Holdings, L.P. (“Celtic”). Under the terms of the sale, the Company received $33 million in non-refundable upfront payments from Celtic. The Company is also entitled to receive payments upon the achievement of certain regulatory objectives and to receive profit-sharing payments or royalties if the product is approved and commercialized by Celtic. In connection with the XERECEPT sales agreement, the Company entered into a collaboration and services agreement under which the Company provided on-going services to Celtic in exchange for reimbursement of the expenses incurred. The Company and Celtic terminated the collaboration and services agreement effective June 30, 2009. The Company recognized the costs incurred for the collaboration and services agreement in its operating expenses, and recognized the reimbursements from Celtic as revenue when the expenses were incurred. The Company also recognized the $33 million in up-front payments as revenue on a straight-line basis over the term the Company was obligated to provide on-going services to Celtic (which was a six year period prior to the June 2009 termination). When the collaboration and services agreement was terminated in June 2009, the Company recognized the remaining deferred revenue as revenue in the statement of operations since the Company has no further performance obligations. During the fiscal years ended June 30, 2009, 2008 and 2007, the Company recognized $0.5 million, $1.0 million and $5.3 million, respectively, as revenue for Celtic’s reimbursement of NTI’s expenses associated with the development of XERECEPT. During the fiscal years ended June 30, 2009, 2008 and 2007, the Company also recognized $18.8 million, $5.5 million and $5.5 million, respectively, as revenue from the up-front payments received in fiscal year 2006.

In November 2007, the Company entered into a research collaboration and license agreement with the Buck Institute for Age Research (“Buck”) to develop pre-clinical proteins for the treatment of Huntington’s disease (“HD”). In February 2008, the Company entered into a research collaboration and license agreement with Buck to develop pre-clinical proteins for the treatment of Alzheimer’s disease (“AD”). Under the terms of the agreements, the Company received a license to various patent rights for the use of specified proteins to treat HD and AD and agreed to make certain payments to Buck. During the fiscal year ended June 30, 2009, the Company and Buck terminated the HD and AD agreements. During the fiscal years ended June 30, 2009 and 2008, the Company recorded expenses of $0.9 million and $1.4 million, respectively, for the Buck collaborations.

Note 11.	Income Taxes

There is no provision for income taxes for the year ended June 30, 2009 because the Company’s net operating losses, which had previously been reserved through a valuation allowance, offset any taxable income as a result of

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s net income during the fiscal year. For tax return purposes, the Company reported revenue in its federal and state tax returns for the fiscal year ended June 30, 2006 which was deferred for financial statement purposes and recognized for financial statement purposes through the fiscal year ended June 30, 2009, with the majority of the amount recognized during the fiscal year ended June 30, 2009. There was no provision for income taxes for the fiscal years ended June 30, 2008 and 2007 because the Company has incurred operating losses.

Deferred tax assets reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2009	2008

Deferred tax assets:
Net operating losses	$21,155	$15,834
Deferred revenue	—	7,443
Accrued liabilities	1,193	1,140
Stock compensation	353	104
Research and other credits	94	74
Other	22	86

Total deferred tax assets	22,817	24,681
Valuation allowance	(22,817)	(24,681)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company’s net deferred tax assets have been fully offset by a valuation allowance. During the fiscal year ended June 30, 2009, the valuation allowance decreased by $1,864,000. During the fiscal years ended June 30, 2008 and 2007, the valuation allowance increased by $797,000 and $4,944,000, respectively.

As of June 30, 2009, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $54.4 million, which will expire in fiscal years 2013 through 2029. As of June 30, 2009, the Company also had NOL carryforwards for state income tax purposes in California of approximately $37.0 million, which will expire in fiscal years 2013 through 2029. The Internal Revenue Code (the “Code”) provides limitations on the use of NOL carryforwards and R&D credit carryforwards when the Company’s ownership changes, as defined in the Code. The Company has determined that an ownership change occurred on November 2, 2007, which will result in the expiration of certain NOL carryforwards and R&D tax credits before they can be used. The NOL and R&D credits available to the Company have been reduced to reflect the limitations provided in the Code. In addition, federal and state NOLs totaling $41.5 million and $25.8 million, respectively, at June 30, 2009 are subject to annual limitations as a result of ownership changes. Future ownership changes may result in additional annual limitations of NOL carryforwards and R&D credit carryforwards.

NEUROBIOLOGICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended June 30,
	2009	2008	2007

Tax expense (benefit) at federal statutory rate	35.0%	(35.0)%	(35.0)%
Effect of:
State tax expense (benefit), net	5.0	(5.3)	(4.1)
Share-based compensation expenses	—	1.9	1.7
Warrant loss (gain)	2.9	(7.2)	(2.4)
Reduction in valuation allowance	(59.7)	—	—
Research and development tax credits	16.8	—	—
Losses not benefited	—	45.6	39.8

Total provision for income taxes	—%	—%	—%

On July 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Taxes. Upon adoption, the Company reversed certain fully reserved deferred tax assets for uncertain tax benefits related to R&D credits totaling $660,000 and the related valuation allowance. The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the fiscal year ended June 30, 2009:

Balance at July 1, 2008	$660
Increase (decrease) for current period tax positions	—

Balance at June 30, 2009	$660

The Company does not currently expect any significant changes to the unrecognized tax benefits within 12 months of June 30, 2009. As of June 30, 2009, the Company’s U.S. federal income tax returns remain subject to examination by tax authorities for fiscal years 1991 through 2009, and its state income tax returns remain subject to examination for fiscal years 1999 through 2009.

Note 12.	401(k) Savings Plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “Savings Plan”). The Savings Plan covers substantially all full-time employees. Participating employees may defer a portion of their pretax earnings, up to the limit established by the Internal Revenue Service, and are fully vested in their salary deferrals at all times. The Company currently matches the first $500 of each employee’s contributions, which vests over 2 years, and records these matching contributions as expense. The Company’s matching contributions to the plan were $8,000, $15,000 and $13,000 for the fiscal years ended June 30, 2009, 2008, and 2007, respectively.

Note 13.	Subsequent Events

The Company evaluated subsequent events after the balance sheet date of June 30, 2009, through August 28, 2009, the date the consolidated financial statements were issued.

On August 7, 2009, the Company and Merz terminated the memantine license and cooperation agreement with respect to NTI, and Merz agreed to make a final payment of $4.9 million to NTI.

On August 27, 2009 the Company’s Board of Directors approved a plan of Complete Liquidation and Dissolution of the Company, subject to stockholder approval.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, including our consolidated subsidiary, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Based on our evaluation under the framework in Internal Controls — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

ITEM 9B.	OTHER INFORMATION

In our fiscal fourth quarter which ended June 30, 2009, we had no events that were required to be reported on Form 8-K that were not filed to date.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the members of our Board of Directors, the year each director was first elected a director, the age of each director, the positions with the Company currently held by each director, and the year each director’s current term will expire:

Nominee or Director’s
Name and Year First Became a			Year Current Term
Director	Age	Position(s) with the Company	Will Expire

Abraham E. Cohen (1993)	73	Chairman of the Board of	2011
		Directors
William A. Fletcher (2007)	62	Acting Chief Executive	2009
		Officer and Director
Theodore L. Eliot, Jr. (1992)	81	Director	2009
F. Van Kasper (2004)	72	Director	2011
Abraham D. Sofaer (1997)	71	Director	2010
John B. Stuppin (1988)	76	Director	2010

Abraham E. Cohen has served as a director of the Company since March 1993 and has been Chairman of the Board of Directors since August 1993. From 1982 to 1992, Mr. Cohen served as Senior Vice President of Merck & Co., or Merck, and from 1977 to 1988 as President of the Merck Sharp & Dohme International Division, or MSDI. While at Merck, he played a key role in the development of Merck’s international business, initially in Asia, then in Europe and, subsequently, as President of MSDI, which manufactures and markets human health products outside the United States. Since his retirement from Merck and MSDI in January 1992, Mr. Cohen has been active as an international business consultant. He is currently Chairman and President of Kramex Company and is also chairman of the board of Vasomedical, Inc. Mr. Cohen serves as a director of the following public companies: Chugai Pharmaceutical Co., MannKind Corporation and Teva Pharmaceutical Industries, Ltd.

William A. Fletcher has served as Acting Chief Executive Officer since January 2009 and as a director of the Company since February 2007. Mr. Fletcher has been Chairman of Teva Pharmaceuticals North America since December 2004. Prior to that, he was President and Chief Executive Officer of Teva’s North American activities from 1985 until the end of 2004. Mr. Fletcher served as Vice President, Sales and Marketing of the Pennsylvania-based Lemmon Company (1980 to 1983) and then as President (1983-1985) following the company’s acquisition by Teva and WR Grace. Prior to 1980, Mr. Fletcher was Business Development Manager and International Marketing Manager of Synthelabo, a pharmaceutical subsidiary of L’Oreal in Paris. From 1970 to 1977 he served in various international sales and marketing positions for Hoffman-LaRoche. He serves as a board member for several Teva subsidiary companies in North America and Europe. Mr. Fletcher graduated in International Marketing from Woolwich Polytechnic, London (now Greenwich University) in 1969.

Theodore L. Eliot, Jr. has served as a director of the Company since August 1992. Previously, he served as a director of the Company from September 1988 until April 1992, and as a Vice President from September 1988 until September 1991. Mr. Eliot retired from the United States Department of State in 1978, after a 30-year career in which he held senior posts in Washington and was Ambassador to Afghanistan. He was Dean of the Fletcher School of Law and Diplomacy from 1978 to 1985 and a director of Raytheon Co. from 1983 to 1998. He is currently a board member of the Sonoma County (CA) Community Foundation and of The Asia Foundation. Mr. Eliot holds B.A. and M.P.A. degrees from Harvard University.

F. Van Kasper has served as a director of the Company since January 2004. Mr. Kasper served as Chairman of Wells Fargo Securities, the institutional brokerage and investment bank for Wells Fargo & Company, prior to his retirement in March 2003. Mr. Kasper entered the brokerage business in 1964 with Merrill Lynch and Co., Inc. and in 1978 co-founded Van Kasper and Company, a regional investment bank. As Chairman and Chief Executive Officer of Van Kasper and Company, he guided its growth from a handful of employees to a bank with over 350 employees in 15 offices in 4 states when it was sold in 1999. During his investment career, Mr. Kasper was elected as a Governor of the National Association of Securities Dealers and as a Director and Vice Chairman of the Securities Industry Association. Mr. Kasper is active in the San Francisco, California area non-profit community, most recently as a director and member of the Investment Committee for the University of California San Francisco Foundation, and serves as Chairman Emeritus for San Francisco’s Exploratorium Museum. Mr. Kasper holds a B.S. degree from California State University.

Abraham D. Sofaer has served as a director of the Company since April 1997. Mr. Sofaer is the first George P. Shultz Distinguished Scholar & Senior Fellow at the Hoover Institution, Stanford University, appointed in 1994. He has also been a Professor of Law (by courtesy) at Stanford Law School. From 1990 to 1994, Mr. Sofaer was a partner at the law firm of Hughes, Hubbard & Reed in Washington, D.C., where he represented several major U.S. public companies. From 1985 to 1990, he served as the Legal Adviser to the United States Department of State, where he was principal negotiator on several international disputes. From 1979 to 1985, he served as a federal judge in the Southern District of New York. Mr. Sofaer is registered as a qualified arbitrator with the International Chamber of Commerce Arbitration Committee and the American Arbitration Association and is a member of the National Panel of the Center for Public Resolution of Disputes. Mr. Sofaer is on the boards of directors of Gen-Probe, Inc., and Rambus, Inc. and the International Advisory Committee of Chugai Biopharmaceuticals, Inc. He is president of the American Friends of the Koret Israel Economic Development Fund and a director of the Koret Foundation. He also serves on the board of directors of the National Museum of Jazz in Harlem. Mr. Sofaer holds a B.A. degree from Yeshiva College and an L.L.B. degree from New York University.

John B. Stuppin is a founder of the Company and has served as a director of the Company since September 1988. From September 1987 until October 1990, Mr. Stuppin served as President of the Company, from November 1990 to August 1993 as co-chairman of the Board of Directors, from October 1990 until September 1991 as Executive Vice President, and from April 1991 until July 1994 as Treasurer. He also served as the acting Chief Financial Officer of the Company from the Company’s inception through December 1993 and served as a part-time employee of the Company in a business development capacity from December 1990 to December 2005. Mr. Stuppin is an investment banker and a venture capitalist. He has over 40 years’ experience in the start up and management of companies active in emerging technologies and has been the president of a manufacturing company. He is chairman of the board of Energy Focus, Inc. Mr. Stuppin holds an A.B. degree from Columbia University.

During the fiscal year ended June 30, 2009, our Board of Directors held thirteen meetings. Each director attended at least 75% of the meetings of the Board of Directors and meetings of the committees of which he was a member in our last fiscal year. Our Board of Directors has standing Audit, Compensation, and Nominating and Corporate Governance committees. In addition, following the termination of Paul E. Freiman as President and Chief Executive Officer, the Board of Directors formed a Special Committee to assist the Company’s senior management team with selected strategic and operational matters. All members of our Board of Directors serving at the time of the 2008 Annual Meeting of Stockholders attended that meeting.

Board Committees

Audit Committee.  Our Audit Committee is comprised of Messrs. Kasper (Chairman), Eliot and Sofaer. Our Audit Committee oversees the accounting and financial reporting processes of the Company and audits of our financial statements and reviews the effectiveness of our internal control over financial reporting. In that regard, the Audit Committee’s responsibilities are, among other things, to appoint and provide for the compensation of our independent registered public accounting firm, to oversee and evaluate its performance, to review our interim and annual financial statements, independent audit reports and management letters, and to perform other duties specified in the Audit Committee Charter. The Audit Committee met five times in fiscal 2009. Our Board of Directors has determined that all members of the Audit Committee satisfy the current independence standards promulgated by both The NASDAQ Stock Market (including independence standards for audit committee members) and the SEC. Our Board of Directors has also determined that Mr. Kasper is an audit committee financial expert, as the SEC has defined that term in Item 407 of Regulation S-K.

Compensation Committee.  Our Compensation Committee is comprised of Messrs. Sofaer (Chairman), Cohen and Eliot. Our Compensation Committee assists the Board of Directors with respect to compensation for our executive officers and independent directors and administers our equity-based compensation plans. In that regard, the Compensation Committee’s responsibilities are, among other things, to determine the level and form of compensation for our executive officers, including the Chief Executive Officer, and directors, to oversee administration of our equity-based compensation plans, to report annually to our stockholders on executive compensation, and to perform other duties specified in the Compensation Committee Charter. The Compensation Committee met four times in fiscal 2009. Our Board of Directors has determined that all members of the Compensation Committee satisfy the current independence standards promulgated by The NASDAQ Stock Market.

Nominating and Corporate Governance Committee.  Our Nominating and Corporate Governance Committee is comprised of Messrs. Stuppin (Chairman), Fletcher and Sofaer. Our Nominating and Corporate Governance Committee identifies, evaluates and recommends individuals for election as directors at each annual or special meeting of the stockholders, oversees the evaluation of the Board’s performance, develops and recommends to the Board of Directors corporate governance guidelines, and provides oversight with respect to corporate governance and ethical conduct. Procedures for the consideration of director nominees recommended by stockholders are set forth in our amended and restated bylaws. The Nominating and Corporate Governance Committee met once in fiscal 2009. Our Board of Directors has determined that all members of the Nominating and Corporate Governance Committee, other than Mr. Fletcher, satisfy the current independence standards promulgated by The NASDAQ Stock Market.

Charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are posted on our website at www.ntii.com.

Special Committee.  In June 2008, the Board of Directors formed a Special Committee comprised of Messrs. Fletcher (Chairman) and Stuppin to assist the Company’s senior management team with selected strategic and operational matters. The Special Committee was disbanded as of August 31, 2009.

EXECUTIVE OFFICERS

Our current executive officers and their respective positions are set forth in the following table. Biographical information regarding the executive officer who is not also a director is set forth following the table.

Name	Age	Position

William A. Fletcher	62	Acting Chief Executive Officer
Matthew M. Loar	46	Vice President and Chief Financial Officer

Matthew M. Loar was appointed Vice President and Chief Financial Officer in April 2008. Mr. Loar is licensed in California as a certified public accountant and has over 20 years of financial management experience. Mr. Loar joined the Company from Osteologix, Inc., where he served as Chief Financial Officer from September 2006 to April 2008. Prior to his tenure at Osteologix, Mr. Loar was Chief Financial Officer of Genelabs Technologies, Inc. beginning in 2001. Prior to being appointed CFO at Genelabs, Mr. Loar was Vice President, Finance and Controller for approximately six years. Earlier, Mr. Loar held finance positions with an international manufacturing company and was audit manager with a major public accounting firm. Mr. Loar holds a B.A. degree from the University of California, Berkeley.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Conduct”) that applies to all of our directors, officers and employees. We have posted a copy of the Code of Conduct on our website at www.ntii.com. You may also request a printed copy of the Code of Conduct, without charge, by writing us at 2000 Powell Street, Suite 800, Emeryville, California 94608, Attn: Investor Relations. In the event of an amendment to, or a waiver from, any provision of the Code of Conduct that applies to any director or executive officer, we will publicly disclose any such amendment or waiver as required by applicable law or regulations or NASDAQ and post such amendment on our website.

Corporate Governance Guidelines

Our Nominating and Corporate Governance Committee has adopted Corporate Governance Guidelines (“Guidelines”) to assist our Board of Directors in exercising its responsibilities. These Guidelines reflect our Board of Directors’ commitment to building long-term stockholder value with an emphasis on corporate governance. You may request a printed copy of the Guidelines, without charge, by writing us at 2000 Powell Street, Suite 800, Emeryville, California 94608, Attn: Investor Relations.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all reports filed under Section 16(a). To the Company’s knowledge, based solely on the review of copies of the reports furnished to the Company, all executive officers, directors and greater than 10% stockholders were in compliance with all applicable Section 16(a) filing requirements in fiscal 2009, except that a Form 4 was not timely filed by Mr. Freiman in connection with his sale of 2,466 shares of common stock from December 10, 2008 to December 17, 2008. The Form 4 was subsequently filed on February 12, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes compensation paid, awarded or earned for services rendered during fiscal 2009 by our Acting Chief Executive Officer, our former Chief Executive Officer, our Chief Financial Officer (the only remaining executive officer whose salary and bonus for fiscal 2009 exceeded $100,000) and one additional former officer who would have been among the Company’s two most highly compensated executive officers, other than the Chief Executive Officer, but for the fact that he was not serving as an executive officer at the end of the last completed fiscal year. We refer to these four executive officers as our named executive officers.

			Non-Equity		All Other
	Fiscal		Incentive Plan	Option	Compensation
Name and Principal Position(s)	Year	Salary	Compensation(1)	Awards(2)	(3)	Total

William A. Fletcher(4)	2009	$—	$—	$31,941	$165,000	$196,941
Acting Chief Executive Officer and Director
Paul E. Freiman(5)	2009	206,667	—	73,931	2,500	283,098
Former President, Chief	2008	400,000	100,000	223,603	—	723,603
Executive Officer and Director
Matthew M. Loar(6)	2009	279,167	56,000	176,354	—	511,521
Vice President and Chief	2008	68,750	17,188	27,571	25,000	138,509
Financial Officer
Warren W. Wasiewski, M.D.	2009	224,167	—	111,863	132,396	468,426
Former Vice President and Chief Medical Officer	2008	295,000	76,250	65,872	36,875	473,997

(1)	The Company awarded non-equity incentive plan amounts related to fiscal 2008 performance in September 2008. The Company did not award any non-equity incentive plan amounts for fiscal 2009, except to Mr. Loar under a retention plan which paid $28,000 on each of March 31, 2009 and June 30, 2009.

(2)	The amounts set forth under “Option Awards” relate to outstanding option awards, including those granted during and prior to the fiscal year ended June 30, 2009, and are valued based on a Black-Scholes option pricing model as used in our consolidated financial statements pursuant to Statement of Accounting Standards No. 123R, “Share-Based Payment.” The Black-Scholes option pricing model reflects certain assumptions regarding variable factors such stock price volatility and the term of the option. Stock options have value to the recipient only as a result of appreciation in the price of our common stock. For the purposes of establishing the values shown in the table, the model assumed a dividend yield of zero, risk-free interest rates of 2.6% to 4.7%, volatility factors of 67% to 90%, and an expected life of the options of 4 3/4 to 6 1/4 years. For financial reporting purposes, we also used an estimated forfeiture rate, but this rate has not been included in the balances in the table because the forfeiture rate is an overall estimate for the organization as a whole and cannot be attributed specifically to any of our executive officers. None of the named executive officers received any options to purchase common stock during the fiscal year ended June 30, 2009, other than Mr. Fletcher, who received his option grant in connection with his services as a non-employee director. This option to purchase 15,000 shares at an exercise price of $0.65 per share (the closing price on the date of grant) was granted on November 13, 2008, had a grant-date value of $6,591, and contained terms identical to those granted to other non-employee directors at the time (see “Director Compensation” below). All option grants provided to Mr. Fletcher prior to the fiscal year ended June 30, 2009 were also for his service as a non-employee director.

(3)	All other compensation for Mr. Fletcher represents fees earned as member of our Board of Directors and for board committee service, including fees of $25,000 per month for service as Acting Chief Executive Officer. All other compensation for Mr. Freiman represents consulting fees for assistance in winding down certain corporate contracts. For Mr. Loar, the amount represents a bonus paid upon his commencement of employment at NTI in fiscal 2008. For Dr. Wasiewski, in fiscal 2009 the amount includes $106,666 for severance payments following termination of his employment, $2,095 for payout of accrued vacation, and $23,635 for expenses related to the rental of an apartment near our office in New Jersey; in fiscal 2008 the amount includes expenses related to the rental of an apartment near our office in New Jersey.

(4)	Mr. Fletcher was appointed Acting Chief Executive Officer on January 30, 2009 and receives fees of $25,000 per month for his services, beginning in February 2009, in addition to his regular board fees of $7,500 per quarter. He also received a fee of $10,000 for January 2009 related to his service on the Special Committee before being named Acting Chief Executive Officer.

(5)	Mr. Freiman’s employment as President and Chief Executive Officer was terminated by the Board of Directors effective December 31, 2008.

(6)	Mr. Loar was hired as Vice President and Chief Financial officer effective April 1, 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding outstanding equity awards at June 30, 2009 for our named executive officers.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option
	Unexercised	Unexercised	Exercise	Option
	Options (#)	Options (#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

William A. Fletcher	7,142	—	$19.25	2/20/2017
	1,428	—	2.54	11/16/2017
	30,000 (1)	10,000	3.00	5/30/2018
	—	15,000 (2)	0.65	11/13/2018
Paul E. Freiman	none	none	—	—
Matthew M. Loar	65,625 (3)	159,375 (3)	2.47	4/1/2018
Warren W. Wasiewski	none	none	—	—

(1)	This option becomes fully vested with respect to one-half of the underlying shares on the date of grant (May 30, 2008) and vests with respect to one-quarter of the underlying shares on each of the first and second anniversaries of the date of grant.

(2)	The options vest and become fully exercisable upon the first anniversary of the grant date (November 13, 2008), provided that Mr. Fletcher is a director at such time.

(3)	225,000 options were granted on April 1, 2008 and vest with respect to one-eighth of the underlying shares six months from the date of grant and then ratably on a monthly basis over the next 42 months.

Option Exercises

During the fiscal year ended June 30, 2009, none of our named executive officers or directors exercised any stock options.

Pension Benefits

We do not have a defined benefit plan. Our named executive officers did not participate in, or otherwise receive any special benefits under, any pension or retirement plan sponsored by us during fiscal 2009.

Nonqualified Deferred Compensation

During fiscal 2009, our named executive officers did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments upon Termination or Change in Control

Matthew M. Loar, our Vice President and Chief Financial Officer, is eligible to receive cash severance equal to six months base salary if he is involuntarily terminated. There are no other severance or change in control agreements in place for any of our named executive officers. Our 2003 Equity Incentive Plan provides that the time-based (but not performance-based) vesting of all outstanding equity awards will fully accelerate in the event of a “change in control,” which is defined under the plan as (A) any merger, consolidation or other transaction to which we or an affiliate are a party and in which our beneficial stockholders, immediately before the transaction, beneficially own securities representing 50% or less of our total combined voting power or value immediately after the transaction or (B) any other transaction or corporate event deemed by the Board of Directors to constitute a change in control including, but not limited to, (i) a transaction or series of transactions in which any person or entity, including a “group” as contemplated by Section 13(d)(3) of the Exchange Act, acquires securities holding 30% or more of our total combined voting power or value, or (ii) as a result of or in connection with a contested election of our directors, the persons who were our directors immediately before the election cease to constitute a majority of the Board of Directors.

Assuming that a change in control occurred as of the end of fiscal 2009, and based on our closing stock price on the last day of trading that year ($0.68), none of the named executive officers would have received change in control benefits of more than $500 because the exercise prices of then outstanding options was generally higher than the closing price of our stock.

Director Compensation

NTI’s non-employee directors are paid cash compensation according to the following schedule: Chairman of the Board of Directors, $10,000 per quarter; Chairman of the audit committee, $8,750 per quarter; other board members, $7,500 per quarter. As a member of the Special Committee, beginning January 1, 2009 Mr. Stuppin received an additional fee of $10,000 per month.

Each non-employee director also receives an option to purchase 15,000 shares of the Company’s common stock at the annual meeting of stockholders, with the exercise price equal to the fair market value of the Company’s common stock, as reflected by the closing price on the date of grant. The options vest and become fully exercisable upon the earlier of (i) the first anniversary of the date of grant, provided that the optionee is a director at such time, or (ii) a change in control of the Company, as defined in the 2003 Equity Incentive Plan. On November 13, 2008, each of the Company’s non-employee directors received an option grant to purchase 15,000 shares of the Company’s common stock at an exercise price of $0.65 per share.

The following table shows for fiscal 2009 certain summary information with respect to the compensation of all of the Company’s directors who are not Named Executive Officers.

	Fees Earned or
Name	Paid in Cash	Option Awards(1)	Total

Abraham E. Cohen	$40,000	$45,440	$85,440
Theodore L. Eliot, Jr.	30,000	31,992	61,992
F. Van Kasper	35,000	40,060	75,060
Abraham D. Sofaer	30,000	31,992	61,992
John B. Stuppin	90,000	42,449	132,449

(1)	The amounts set forth under “Option Awards” relate to outstanding option awards, including those granted during and prior to the fiscal year ended June 30, 2009, and are valued based on a Black-Scholes option pricing model as used in our consolidated financial statements pursuant to Statement of Accounting Standards No. 123R, “Share-based Payment.” The Black-Scholes option pricing model reflects certain assumptions regarding variable factors such stock price volatility and the term of the option. Stock options have value to the recipient only as a result of appreciation in the price of our common stock. For the purposes of establishing the value shown in the table, the model assumed a dividend yield of zero, risk-free interest rates of 2.6% to 4.7%, volatility factor of 80%, and an expected life of the options of 4 1/2 to 5 1/2 years. For financial reporting purposes, we also used an estimated forfeiture rate, but this rate has not been included in the balances in the table because the forfeiture rate is an overall estimate for the organization as a whole and cannot be attributed specifically to any of our directors. The grant-date value of the option grants made to each of our non-employee directors on November 13, 2008 was $6,591.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of June 30, 2009 based on information available to us and filings with the SEC by:

•	each of our directors and director nominees;

•	each of our “named executive officers” as defined under the Executive Compensation caption below;

•	all of our current directors and executive officers as a group; and

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock issuable under stock options that are exercisable within 60 days of June 30, 2009 and upon conversion of shares of Series A Preferred Stock are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options or Series A Preferred Stock, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of common stock, except for those jointly owned with that person’s spouse. Percentage of beneficial ownership of common stock is based on 26,929,805 shares of common stock outstanding as of June 30, 2009. Percentage of beneficial ownership of Series A Preferred Stock is based on 494,000 shares of Series A Preferred Stock outstanding as of June 30, 2009. Unless otherwise noted below, the address of each person listed on the table is c/o Neurobiological Technologies, Inc., 2000 Powell Street, Suite 800, Emeryville, California 94608.

		Shares			Shares of
	Shares of	with Right to			Series A	Percentage
	Common	Acquire	Total	Percentage	Preferred	of Series A
	Stock	within 60	Beneficial	of Common	Stock	Preferred
Name and Address	Owned	Days	Ownership	Stock	Owned	Stock

MAK Capital One(1)	5,220,057	72,856	5,292,913	19.6%
590 Madison Avenue, 9th Floor New York, NY 10022
BVF, Inc.(2)	5,288,754	—	5,288,754	19.6%
900 N. Michigan Avenue, Suite 1100 Chicago, Illinois 60611
Highland Capital Management, L.P.(3)	4,737,479	—	4,737,479	17.6%	—	—
Two Galleria Tower
13455 Noel Road, Suite 800 Dallas, Texas 75240
Millennium Technology Ventures(4)	1,969,880	—	1,969,880	7.3%	—	—
747 Third Avenue, 38th Floor
New York, New York 10017
John B. Stuppin	174,484	59,997	234,481	*	100,000	20.2%
Abraham E. Cohen	118,707	55,350	174,057	*	—	—
Abraham D. Sofaer	110,931	54,635	165,566	*	100,000	20.2%
F. Van Kasper	43,600	66,139	109,739	*	—	—
William A. Fletcher	68,600	38,570	107,170	*	—	—
Matthew M. Loar	25,000	75,000	100,000	*	—	—
Theodore L. Eliot, Jr.	2,617	40,350	42,967	*	—	—
Paul E. Freiman(5)	14,920	—	14,920	*	—	—
Warren W. Wasiewski	—	—	—	*	—	—
All current executive officers and directors as a group (7 persons)	543,939	390,041	933,980	3.5%	200,000	40.4%

*	Less than one percent.

(1)	Shares of common stock owned are based on information contained in a Schedule 13G/A filed November 18, 2008 by MAK Capital One LLC (“MAK Capital”), Michael A. Kaufman (“Kaufman”), MAK Capital Fund LP (“MAK Fund”), Paloma International LP (“Paloma”) and S. Donald Sussman (“Sussman”) According to the Schedule 13G/A, (i) MAK Capital beneficially owned 5,220,057 shares of common stock; (ii) Kaufman beneficially owned 5,220,057 shares of common stock; (iii) MAK Fund beneficially owned 3,627,192 shares of common stock; (iv) Paloma beneficially owned 1,592,865 shares of common stock; and (iv) Sussman beneficially owned 1,592,865 shares of common stock as of November 14, 2008. MAK Capital, Kaufman and MAK Fund have shared power to direct the vote and disposition of the 3,627,192 shares of common stock owned by MAK Fund. Paloma, Sussman, MAK Capital and Kaufman have shared power to direct the vote and disposition of the 1,592,865 shares of common stock owned by Paloma. Paloma owns its shares through a subsidiary, Sunrise Partners Limited Partnership.

(2)	Based on information contained in a Schedule 13D/A filed December 24, 2008 by Biotechnology Value Fund, L.P. (“BVF”), Biotechnology Value Fund II, L.P. (“BVF2”), BVF Investments, L.L.C. (“Investments”), Investment 10, L.L.C. (“ILL10”), BVF Partners L.P. (“Partners”) and BVF Inc. (“BVF Inc.”). According to

the Schedule 13D, (i) BVF beneficially owned 1,241,336 shares of common stock; (ii) BVF2 beneficially owned 843,807 shares of common stock; (iii) Investments beneficially owned 2,853,250 shares of common stock; and (iv) ILL10 beneficially owned 350,361 shares of common stock as of October 29, 2007. Accordingly, beneficial ownership by Partners and BVF Inc. includes a total of 5,288,754 shares of common stock. Pursuant to the operating agreement of Investments, Partners is authorized, among other things, to invest the funds of Ziff Asset Management, L.P., the majority member of Investments, in shares of the common stock and to vote and exercise dispositive power over those shares of the common stock. Partners and BVF Inc. share voting and dispositive power over shares of the common stock beneficially owned by BVF, BVF2, Investments and those owned by ILL10, on whose behalf Partners acts as an investment manager and, accordingly, Partners and BVF Inc. have beneficial ownership of all of the shares of the common stock owned by such parties.

(3)	Based on information contained in a Schedule 13G/A filed February 17, 2009 by Highland Capital Management, L.P. (“Highland”), Strand Advisors, Inc. (“Strand”) and James Dondero (“Dondero”). According to the Schedule 13G/A, (i) Highland beneficially owned 4,737,479 shares of common stock; (ii) Strand beneficially owned 4,737,479 shares of common stock; and (iii) Dondero beneficially owned 4,737,479 shares of common stock as of December 31, 2008. Highland Capital principally serves as an investment adviser and/or manager to other persons; Highland Capital may be deemed to beneficially own shares owned and/or held by and/or for the account of and/or benefit of other persons. Strand serves as the general partner of Highland Capital; Strand may be deemed to beneficially own shares owned and/or held by and/or for the account of and/or benefit of Highland Capital. Dondero is the President and a director of Strand; Dondero may be deemed to beneficially own shares owned and/or held by and/or for the account of and/or benefit of Strand.

(4)	Based on information contained in a Schedule 13D filed January 23, 2009 by Daniel Burstein and Samuel L. Schwerin on behalf of Millennium Technology Value Partners RCM LP. According to the Schedule 13D, Daniel Burstein and Samuel L. Schwerin each beneficially owned 1,969,880 shares of common stock, including 991,259 shares of common stock directly owned by Millennium RCM LP and 978,621 shares owned directly by Millennium LP. In addition, Samuel L. Schwerin is the direct beneficial owner of 110,909 shares for which he has sole dispositive and voting power.

(5)	Based on information contained in the Form 4 filed with the SEC by Mr. Freiman on February 12, 2009. We have no knowledge of any changes in Mr. Freiman’s holdings subsequent to that filing.

The following table provides certain information as of June 30, 2009 with respect to shares of our common stock that could have been issued at that time under our equity compensation plans.

			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued Upon	Exercise	Future Issuance Under Equity
	Exercise of	Price of Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders —
Stock Option Plans	687,000	$7.88	2,922,000
Stock Purchase Plan	—	—	36,000
Equity compensation plans not approved by security holders — Inducement stock option grant provided under NASDAQ Marketplace Rule 4350	150,000	2.47	—

Total	837,000	$6.91	2,958,000

Our equity compensation plans do not contain evergreen provisions.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Board of Directors annually determines the independence of each of our directors and nominees in accordance with the independence standards set forth in the NASDAQ Marketplace Rules. These rules provide that “independent” directors are those who are independent of management and free from any relationship that, in the judgment of the Board of Directors, would interfere with their exercise of independent judgment. No director qualifies as independent unless the Board of Directors affirmatively determines that the director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Members of the Audit Committee must be independent and must also satisfy a separate independence requirement pursuant to the Exchange Act, which requires, among other things, that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from us, other than their directors’ compensation.

Based on its review, our Board of Directors has determined that all current directors, other than Mr. Fletcher, who has been serving as Acting Chief Executive Officer since January 30, 2009, are “independent directors” as defined by the rules of The NASDAQ Stock Market In making its determination regarding the independence of the directors, the Board of Directors considered, among other things, the stock holdings of the directors and to what extent such holdings may affect their ability to exercise independent judgment, as well as the length of service and duties of Mr. Fletcher in his role as Acting Chief Executive Officer. None of these independent directors is a party to any transaction, relationship or arrangement not disclosed pursuant to Item 404(a) of Regulation S-K. There are no family relationships among any of our directors or executive officers.

Related Party Transaction Review and Approval

Our Board of Directors has adopted policies and procedures for the review and approval of related party transactions and has delegated to the Audit Committee the authority to review and approve the material terms of any proposed related party transactions.

Pursuant to our Code of Business Conduct and Ethics, each of our executive officers, directors and employees must disclose transactions involving actual or apparent conflicts of interests, such as related party transactions, to his or her direct supervisor or the Chief Executive Officer. In order to avoid such conflicts, our executive officers, directors and employees may not receive any payments, compensation or gifts, other than gifts of nominal value, from any entity that does business or seeks to do business with us. Furthermore, our executive officers, directors and employees may not use property or information belonging to us or their position with us for improper personal gain.

In determining whether to approve or ratify a related-party transaction, the Audit Committee may consider, among other factors it deems appropriate, the potential benefits to us, the impact on a director’s or nominee’s independence or an executive officer’s relationship with or service to us, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. In deciding to approve a transaction, the Audit Committee may, in its sole discretion, impose such conditions as it deems appropriate on us or the related party in connection with its approval of any transaction. Any transactions involving the compensation of executive officers, however, are to be reviewed and approved by the Compensation Committee. If a related-party transaction will be ongoing, the Audit Committee may establish guidelines to be followed in our ongoing dealings with the related party. Thereafter, the Audit Committee, on at least an annual basis, will review and assess ongoing relationships with the related party to see that they are in compliance with the committee’s guidelines and that the related-party transaction remains appropriate.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of our Board of Directors selected Odenberg, Ullakko, Muranishi & Co. LLP (“OUM”) as our independent registered public accounting firm for the fiscal year ending June 30, 2009, and the selection of OUM was ratified by our stockholders at the annual meeting held on November 13, 2008.

Audit Fees

The following is a summary of the fees billed to the Company by OUM for professional services:

	Year Ended June 30,
	2009	2008

Audit Fees:
Consists of fees billed or to be billed for professional services rendered for the audit of the Company’s financial statements for the respective fiscal years, reviews of the interim financial statements included in the Company’s quarterly reports and reviews, consents and comfort letters relating to registration statements.	$194,447	$329,354
Tax Fees:
Consists of fees billed for tax planning, assistance with the preparation of tax returns and advice on other tax-related matters rendered during the respective fiscal years. Fees for fiscal 2009 include analysis of tax loss limitations related to historical ownership changes that result in limitations on annual utilization of tax loss carryforwards.	35,050	18,500

Total All Fees:	$229,497	$347,854

There were no audit-related fees or other fees billed by OUM in addition to the fees noted in the schedule above. The Audit Committee reviews audit and non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service fees, the Audit Committee considers, among other things, the possible impact of the performance of such services on our independent registered accounting firms’ independence. All audit-related fees, tax fees and other fees are pre-approved by the Audit Committee or its Chairman.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules:

Financial statements as of June 30, 2009 and 2008, and for the three years ended June 30, 2009, are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit			Incorporated by Reference		Filed
No.		Description	Form	Date of Filing	Herewith

3.1		Amended and Restated Certificate of Incorporation.	S-3	2/25/2005
3(i)	.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	10-Q	2/10/2006
3.2		Amended and Restated Bylaws of Neurobiological Technologies, Inc.	8-K	6/20/2007
3.3		Certificate of Designation, Preferences and Rights of Series RP Preferred Stock of Registrant.	8-A	5/20/2005
4.1		Form of Common Stock Certificate.	10-K	9/16/2008
4.2		Form of Warrant to Purchase Common Stock, issued March 1, 2004 to investors in a private placement transaction.	8-K	3/4/2004
4.3		Form of Rights Certificate for RP Preferred Stock.	8-A	5/20/2005
4.4		Form of Common Stock Warrant issued to certain institutional investors as a component of the units in a private placement transaction on April 4, 2007.	8-K	4/2/2007

Exhibit		Incorporated by Reference		Filed
No.	Description	Form	Date of Filing	Herewith

10.1	Form of Indemnity Agreement between the Company and its directors and officers.*	10-K	9/16/2008
10.2	Rights Agreement, dated May 19, 2005, by and between American Stock Transfer & Trust Co., as Rights Agent, and the Company.	8-A	5/20/2005
10.3	Amendment No. 1 to Rights Agreement	8-A	11/5/2007
10.4	Amendment No. 2 to Rights Agreement	8-A	11/5/2008
10.5	1993 Stock Plan.*	14A	10/9/2001
10.6	Amended and Restated 2003 Equity Incentive Plan.*	14A	4/3/2008
10.7	2003 Employee Stock Purchase Plan.*	14A	10/9/2003
10.8	Office Lease Agreement, dated April 22, 2005, by and between CA-Emeryville Properties Limited Partnership and the Company.	10-Q	5/10/2005
10.9	Commercial Sublease, dated May 18, 2005, between the Company and Refac.	10-K	9/28/2005
10.10	Termination Agreement, dated as of May 4, 2009, by and between the Company and Nordmark Arzneimittel GmbH & Co. KG.	10-Q	5/8/2009
10.11	Agreement to Terminate the License and Cooperation Agreement, effective as of July 31, 2009, with Respect to Neurobiological Technologies, Inc., by and between Merz Pharmaceuticals GmbH and the Company.			x
10.12	Termination Agreement to Master Clinical Services Agreement, effective as of May 29, 2009, by and between the Company and ICON Clinical Research Limited	8-K	6/2/2009
10.13	Asset Purchase Agreement, dated September 19, 2005, by and between the Company, Neutron ROW Ltd. and Neutron Ltd.	10-Q	11/9/2005
10.14	Amendment and Addendum to Collaboration and Services Agreement, dated June 23, 2009, by and between Neutron Ltd., Celtic Pharma Development Services America, Inc. and the Company.	8-K	6/26/2009
10.15	Collaboration and License Agreement, entered into as of November 29, 2007, by and between Buck Institute for Age Research and the Company for the fibroblast growth factor-2.+	10-Q	5/12/2008
10.16	Collaboration and License Agreement, entered into as of February 29, 2008, by and between Buck Institute for Age Research and the Company for the Netrin-1 protein.+	10-Q	5/12/2008
10.17	Termination Agreement to Collaboration and License Agreements, entered into as of June 12, 2009, by and between Buck Institute for Age Research and the Company.	8-K	6/15/2009
10.18	Employment Offer Letter, dated March 18, 2008, by and between the Company and Matthew M. Loar.*	8-K	4/3/2008
21.1	Subsidiary of the Company.			x
23.1	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm.			x
24.1	Powers of Attorney. (Contained on Signature Page)			x
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			x
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			x
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			x
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			x

+	Confidential treatment has been granted with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Exchange Act. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neurobiological Technologies, Inc.

By:	/s/ William A. Fletcher
William A. Fletcher
Acting Chief Executive Officer

Dated: August 31, 2009

POWERS OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William A. Fletcher and Matthew M. Loar, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William A. Fletcher William A. Fletcher	Director and Acting Chief Executive Officer (Principal Executive Officer)	August 31, 2009

/s/ Matthew M. Loar Matthew M. Loar	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 31, 2009

/s/ Abraham E. Cohen Abraham E. Cohen	Chairman of the Board	August 31, 2009

/s/ Theodore L. Eliot, Jr. Theodore L. Eliot, Jr.	Director	August 31, 2009

/s/ F. Van Kasper F. Van Kasper	Director	August 31, 2009

/s/ Abraham D. Sofaer Abraham D. Sofaer	Director	August 31, 2009

/s/ John B. Stuppin John B. Stuppin	Director	August 31, 2009