Form 10-Q
period 2009-09-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2009-11-16
CIK 918112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practical date.
Common Stock, $0.001 par value: 27,019,805 shares outstanding as of November 10, 2009.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	June 30,
	2009	2009
	(Unaudited)	(Note 1)

ASSETS

Current assets:
Cash and cash equivalents	$9,583	$8,230
Short-term investments	16,906	15,819
Accounts receivable	3,000	184
Prepaid expenses and other current assets	205	305

Total current assets	29,694	24,538

Deposits	52	52
Property and equipment, net	36	70

	$29,782	$24,660

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$—	$21
Accrued professional expenses	345	493
Accrued compensation, including severance	166	281
Income taxes payable	96	—
Other accrued liabilities	19	25
Warrant liability	29	295

Total current liabilities	655	1,115

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value, 5,000 shares authorized; 3,000 authorized shares designated as Series A convertible preferred stock, 2,332 shares issued and 494 outstanding, with aggregate liquidation preference of $247	247	247
Common stock, $0.001 par value, 50,000 shares authorized, 26,930 shares issued and outstanding	27	27
Additional paid-in capital	145,846	145,739
Accumulated deficit	(117,063)	(122,468)
Accumulated other comprehensive income	70	—

Total stockholders’ equity	29,127	23,545

	$29,782	$24,660

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited — in thousands, except per share amounts)

	Three months ended
	September 30,
	2009	2008

REVENUES
Royalty	$6,019	$2,078
Technology sale and collaboration services	7	1,487

Total revenues	6,026	3,565

EXPENSES
Research and development	—	5,452
General and administrative	878	1,331

Total expenses	878	6,783

Operating income (loss)	5,148	(3,218)

Interest income	93	249
Gain on sale of long-term investments	—	170
Loss on sale of property and equipment	(6)	—
Non-cash gain on decrease in fair value of warrants	266	37

Income (loss) before provision for income taxes	5,501	(2,762)

Provision for income taxes	(96)	—

NET INCOME (LOSS)	$5,405	$(2,762)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.20	$(0.10)

Shares used in basic net loss per share calculation	26,930	26,924

Shares used in diluted net loss per share calculation	26,945	26,924

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

	Three months ended
	September 30,
	2009	2008

OPERATING ACTIVITIES:

Net income (loss)	$5,405	$(2,762)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	14	49
Stock-based compensation	107	244
Gain on sale of long-term investments	—	(170)
Loss on sale of property and equipment	6	—
Non-cash gain on decrease in fair value of warrants	(266)	(37)
Changes in assets and liabilities:
Accounts receivable	(2,816)	415
Prepaid expenses and other current assets	100	12
Accounts payable and accrued liabilities	(290)	612
Income taxes payable	96	—
Deferred revenue	—	(1,375)

Net cash provided by (used in) operating activities	2,356	(3,012)

INVESTING ACTIVITIES:

Purchase of investments	(11,088)	—
Maturity and sale of investments	10,071	1,195
Proceeds from sale of property and equipment	14	—
Purchases of property and equipment	—	(2)

Net cash (used in) provided by investing activities	(1,003)	1,193

FINANCING ACTIVITIES	—	—

Increase (decrease) in cash and cash equivalents	1,353	(1,819)

Cash and equivalents at beginning of period	8,230	27,941

Cash and equivalents at end of period	$9,583	$26,122

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(Tabular amounts in thousands, except per share amounts, percentages and years)
1. Basis of Presentation and Summary of Significant Accounting Policies
Business Description
Neurobiological Technologies, Inc. is a biopharmaceutical company historically focused on developing investigational drugs for central nervous system conditions. The Company’s stockholders recently approved the dissolution of the Company pursuant to a plan of complete liquidation and dissolution (the “Plan of Dissolution”). Please refer Note 9 “Subsequent Events” for additional information.
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, NTI-Empire, Inc. All intercompany accounts and transactions have been eliminated. NTI operates in one business segment, the development of pharmaceutical products.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for reporting on complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. The condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the balances and disclosures. Actual results could differ from these estimates.
The consolidated balance sheet as of June 30, 2009 has been derived from the audited financial statements at that date but as noted above does not include all disclosures required for complete financial statements.
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
Royalty revenue is recorded when payments are received since the Company is unable to estimate the amount of royalties as they are earned. Revenue from sales of royalty rights is recorded as royalty revenue during the period in which the arrangement is completed and collection is assured.
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

2. Investments
Available-for-sale securities were as follows:

	As of September 30,			As of June 30,
	2009			2009
			Estimated			Estimated
	Cost		Fair Value	Cost		Fair Value
Type of security and term
U.S. Government and Agency Obligations
Maturing within one year	$11,649		$11,649	$10,292		$10,292
Auction rate securities (“ARS”)
Maturing in 21 to 36 years	5,187	*	5,257	5,527	*	5,527

Total investments	$16,836		$16,906	$15,819		$15,819

*	Cost represents purchase price less impairment charges of $1,813,000 and $1,973,000 on securities still held at September 30, 2009 and June 30, 2009, respectively.
The Company’s investments in ARS were structured to provide liquidity via an auction process that reset the applicable interest rate at predetermined calendar intervals. Beginning in February 2008, failed auctions occurred throughout the ARS market, and since then all auctions for NTI’s ARS have been unsuccessful. While the credit rating of these securities generally remains high and the ARS are paying interest according to their terms, as a result of the potentially long maturity, currently low interest rates and lack of liquidity for ARS, the Company believes the value of the ARS in NTI’s portfolio has been impaired. During the fiscal years ended June 30, 2009 and 2008, the Company recorded other than temporary impairment charges in its realized losses related to the ARS, based on models of discounted future cash flows and assumptions regarding interest rates. Values as of September 30, 2009 are based on models of discounted future cash flows or subsequent selling prices for the securities. Other than the realized losses recorded to date for the ARS, as noted in the table above, and unrealized gains of $70,000 on the ARS as of September 30, 2009, all other realized and unrealized gains and losses on the Company’s investments were not material.
3. Fair Value of Financial Instruments
The following table provides the fair value measurements of our financial assets as of September 30, 2009, according to a hierarchy based on three levels of input objectivity:

		Fair Value Measurements Using Inputs from
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$9,583	$9,583	$—	$—
U.S government and agency obligations	11,649	—	11,649	—
Auction rate securities	5,257	—	4,287	970

Total	$26,489	$9,583	$15,936	$970

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
Fair values are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs for the determination of fair value. Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, broker quotes, credit spreads, default rates and prepayment speed. The Company performs a review of the prices received from third parties to determine whether the prices are reasonable estimates of fair value.

The Company’s investments in ARS are classified as Level 2 if they represent ARS with reliable observable inputs, such as recent sales for the same or similar CUSIPs. The Company’s investments in ARS are classified within Level 3 when there are no active markets for the ARS and the Company is unable to obtain independent valuations from market sources. Level 3 ARS were valued using discounted cash flow models, and certain inputs to the cash flow model are unobservable in the market. The changes in Level 3 assets measured at fair value for the three months ended September 30, 2009 were as follows:

Balance at June 30, 2009	$5,527
Unrealized gains included in other comprehensive income	70
Sales of securities	(340)
Transfer to Level 2 assets	(4,287)

Balance at September 30, 2009	$970

The balance of Level 3 securities at September 30, 2009 represents one student loan ARS, CUSIP 69847RAA0, issued by Panhandle Plains Student Fin. Corp., with a maturity date of December 1, 2031 and a par value of $1,200,000.
4. Warrant Liability
The fair value of warrants issued by the Company in connection with an April 2007 sale of common stock has been recorded as a liability on the consolidated balance sheet based on a Black-Scholes option pricing model, and is marked to market on each financial reporting date. The change in fair value of the warrants is recorded in the consolidated statements of operations as a non-cash gain or loss. The key assumptions used to value the warrants at September 30, 2009 were a volatility factor of 1.00, a risk-free interest rate of 1.25% and no dividend yield for the remaining 2 1/2 years until maturity.
5. Stock-based Compensation
The Company recognizes stock-based compensation expense in its statement of operations based on estimates of the fair value of employee stock option and stock grant awards as measured on the grant date and uses the Black-Scholes option pricing model to determine the value of the awards granted. The Company amortizes the estimated value of the options as of the grant date over the stock options’ vesting period, which generally ranges from one to four years.
Stock-based compensation expense has been recorded in the condensed consolidated statement of operations as follows:

	Three months ended
	September 30,
	2009	2008

General and administrative	$107	$139
Research and development	—	105

Total stock-based compensation expense	$107	$244

During the three months ended September 30, 2009, the Company did not grant any stock options. During the three months ended September 30, 2008, the Company granted options to purchase 111,000 shares of common stock, which were all issued with a ten-year term. The option pricing model requires various input assumptions, and to value these options the Company estimated a volatility factor of the Company’s common stock of 67%, an option term of 6 1/4 years, a risk-free interest rate of 2.8%, and a dividend yield of 0%. Based on these assumptions, the grant-date fair value of options granted during the three months ended September 30, 2008 was $77,000. As of September 30, 2009, there was $234,000 of total unrecognized compensation cost related to unvested stock-based compensation awards, which is expected to be recognized over the weighted average remaining vesting period of 2.4 years.
6. Income Taxes
The Company makes certain estimates and judgments in determining income tax expense for financial statement reporting purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities which arise from differences in the timing of recognition of revenue and expenses for financial statement and tax reporting purposes. As of September 30, 2009, the Company’s net deferred tax assets remain fully offset by a valuation allowance due to the significant uncertainty of the Company’s ability to realize these assets.

The provision for income taxes in the amount of $96,000 for the three months ended September 30, 2009 is comprised of:
•	$30,000 for federal alternative minimum tax (“AMT”), due to certain limitations on the utilization of prior years net operating loss carryforwards to offset current year alternative taxable income and

•	$66,000 for California state income taxes, due to temporary provisions enacted in California that prevent utilization of net operating loss carryforwards and research and development tax credit carryforwards.
7. Net Income per Share
Basic net income or loss per share is based on the weighted average number of shares of common stock issued and outstanding during the period. Dilutive net income per share is calculated based on the weighted-average number of shares of common stock outstanding as well as other potentially dilutive securities outstanding during the period using the treasury stock method. For the three months ended September 30, 2009, dilutive securities included options to purchase 90,000 shares of common stock. Because their effect would have been anti-dilutive for the quarter ended September 30, 2009, dilutive securities excluded options to purchase 727,000 shares of common stock, warrants to purchase 544,000 shares of common stock and the conversion of convertible preferred stock into 71,000 shares of common stock. If the Company had reported net income for the three months ended September 30, 2008, the dilutive effect of these equity instruments then totaling 2,994,000 shares would need to be considered.
8. Comprehensive Income (Loss)
The Company’s comprehensive income was $5,475,000 for the three months ended September 30, 2009. The Company’s comprehensive loss was $3,293,000 for the three months ended September 30, 2008. The comprehensive income or loss is comprised of the net income or loss and certain changes in equity that are excluded from the Company’s net income or loss, which are the unrealized holding gains or loss on available-for-sale investments.
9. Subsequent Events
The Company performed an evaluation of subsequent events through November 13, 2009, the date these financial statements were issued.
On October 27, 2009, the Company held a special meeting of stockholders. At the special meeting, stockholders approved the dissolution of the Company pursuant to the Plan of Dissolution and an amendment to the Company’s certificate of incorporation to authorize the redemption of the Company’s Series A Preferred Stock.
On October 27, 2009, following stockholder approval of the Plan of Dissolution, the Company’s board of directors declared an extraordinary dividend of $0.75 per share of common stock, payable to stockholders of record as of November 10, 2009. Payment date of the extraordinary dividend is expected to be November 18, 2009.
On November 4, 2009, the Company redeemed all 494,000 outstanding shares of Series A Preferred Stock at the original issue price and liquidation preference of $0.50 per share, or $247,000 in aggregate.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q are forward-looking statements that involve risks and uncertainties. The factors referred to in the section captioned “Risk Factors,” as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. The Company’s Annual Report on Form 10-K, filed with the SEC on August 31, 2009, and the Company’s definitive proxy statement, filed with the SEC on September 22, 2009 (the “Proxy Statement”), also contain risk factors that provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from those implied or projected.
Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview
We are a biopharmaceutical company historically focused on developing investigational drugs for central nervous system conditions. On October 27, 2009, our stockholders approved the dissolution of the Company pursuant to the Plan of Dissolution, and our board of directors declared an extraordinary dividend of $0.75 per share, payable to stockholders of record as of November 10, 2009, with an expected payment date of November 18, 2009.
On August 12, 2009, we announced the termination of our license and cooperation agreement with Merz Pharmaceuticals GmbH, or Merz, and Children’s Medical Center Corporation. Under the license and cooperation agreement, as amended in 2008, we previously received quarterly royalty payments on sales of memantine in the United States, based on a declining royalty-rate schedule, and Merz had the ability to terminate the agreement upon six months notice. In addition to a royalty payment of $1.1 million for prior period sales, Merz paid us $4.9 million in various installments for the termination of the agreement.
Celtic Pharmaceuticals, to whom we sold rights to the investigational drug XERECEPT in 2005, continues to develop XERECEPT for the treatment of brain edema associated with cerebral tumors. We remain entitled to receive payments from Celtic based upon Celtic’s successful development and commercialization of XERECEPT, or based upon the net proceeds received by Celtic, if Celtic sells its rights to XERECEPT.
RESULTS OF OPERATIONS
Summary
During the three months ended September 30, 2009, we entered into an agreement to terminate a license agreement under which we were previously receiving royalties from Merz in return for Merz’s agreement to provide us with a one-time payment. Amounts received as royalties and as payment in return for the termination of the royalty-bearing agreement aggregated substantially more than our administrative operating expenses, and we recorded net income of $5,405,000. During the three months ended September 30, 2008, our primary focus as a company was the development of Viprinex, an investigational drug for stroke, the majority of our costs were related to its potential development, and we recorded a net loss of $2,762,000.
Revenues
The major components of our revenue are as follows (in thousands):

	Three Months Ended
	September 30,		Increase
	2009	2008	(Decrease)
Royalty	$6,019	$2,078	$3,941

XERECEPT® sale	—	1,375	(1,375)
Collaboration services	7	112	(105)

Technology sale and collaboration services	7	1,487	(1,480)

Total revenues	$6,026	$3,565	$2,461

Total revenues of $6,026,000 for the three months ended September 30, 2009 increased by $2,461,000 from revenues of $3,565,000 for the three months ended September 30, 2008. Our first quarter fiscal 2010 revenues consisted almost entirely of $6,019,000 from our license agreement for the product memantine with Merz Pharmaceuticals GmbH under which we received royalties on sales by Merz’s marketing partner in the United States. Included in first quarter fiscal 2010 revenues were $1,119,000 received as a royalty and $4,900,000 from Merz’s buy-out of its future royalty obligations upon termination of our license agreement. We do not expect to receive any further royalty revenue related to memantine.
In June 2009 we terminated our continuing service obligations related to our earlier sale of XERECEPT, and accordingly only recorded minimal revenue related to our services during the quarter ended September 30, 2009. We do not expect to receive any revenue related to collaboration services in the future. Future revenue related to our earlier sale of XERECEPT will be dependent on either the successful development and commercialization of XERECEPT by Celtic, or the sale of XERECEPT by Celtic, which we are not able to predict.

RESEARCH AND DEVELOPMENT EXPENSES
During the quarter ended September 30, 2009 we did not record any research and development expenses, as compared to research and development expenses of $5,452,000 for the quarter ended September 30, 2008. Because we have previously terminated all of our drug development and drug discovery programs, no research and development expenses were incurred in the first quarter of our 2010 fiscal year. During the quarter ended September 30, 2008, our expenses were primarily related to clinical trials and manufacturing costs of Viprinex, an investigational drug for stroke which did not demonstrate efficacy in a clinical trial unblinded in December 2008. We do not expect to incur any research and development expenses in the future.
GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased to $878,000 for the quarter ended September 30, 2009 compared to $1,331,000 for the quarter ended September 30, 2008, a reduction of $453,000, or 34%. General and administrative expenses decreased during the period in fiscal 2010 largely due to across-the-board personnel reductions following the termination of our Viprinex program in stroke. Higher legal fees in connection with preparing the company for liquidation and dissolution partially offset the savings as a result of the large personnel reductions.
We expect general and administrative expenses to be comparable to or below the level for the three months ended September 30, 2009 in future periods until we file for dissolution, after which we expect these expenses to decrease significantly.
INTEREST INCOME
Interest income for the three months ended September 30, 2009 was $93,000, compared to $249,000 for the three months ended September 30, 2008. The decrease over the same period in the prior year is primarily due to both lower cash and investment balances and lower interest rates.
GAIN ON SALE OF LONG-TERM INVESTMENTS
There was no gain on sale of long-term investments during the three months ended September 30, 2009 because we have classified the auction-rate securities in our portfolio as available-for-sale based on our plans to liquidate our assets. During the three months ended September 30, 2008, the gain on sale of long-term investments represented securities called by the issuer at par and securities sold at what we deemed to be favorable prices.
LOSS ON SALE OF PROPERTY AND EQUIPMENT
During the three months ended September 30, 2009, we sold various furniture and other assets as we prepared for liquidation.
NON-CASH GAIN ON DECREASE IN FAIR VALUE OF WARRANTS
During the three months ended September 30, 2009, we recorded a non-cash gain of $266,000 on the decrease in the estimated fair value of equity warrants we previously issued, as compared to a non-cash gain of $37,000 for the three months ended September 30, 2008. The decrease in the estimated fair value of the warrants, which resulted in the gain recorded during the most recent quarter, was primarily due to a decrease in the estimated volatility of our common stock, combined with a decrease in the estimated term of the warrants, partially offset by an increase in the value of our common stock.
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

PROVISION FOR INCOME TAXES
We reported a provision for income taxes of $96,000 for the three months ended September 30, 2009 compared to no provision or benefit reported for the three months ended September 30, 2008. The increased provision for income taxes is a result of income for the first quarter of fiscal 2010 as compared to losses in the first quarter of fiscal 2009. Our provision for income taxes for the three months ended September 30, 2009 would have been significantly higher if we did not have previous net operating loss, or NOL, carryforwards that had been reserved through a valuation allowance.
Federal alternative minimum tax requirements only allow us to offset 90% of federal alternative minimum tax liability with alternative minimum tax NOL carryforwards, and as a result we have recorded a tax provision of $30,000 for federal alternative minimum taxes. For our fiscal year ending June 30, 2010, the state of California has temporarily suspended the use of previous NOLs to offset California taxable income. The state of California has also imposed certain new and temporary restrictions on the use of accumulated R&D tax credits for our current fiscal year. As a result, we have recorded a state tax provision of $66,000 for California income taxes.
LIQUIDITY AND CAPITAL RESOURCES
We assess liquidity primarily by the cash and investments available to fund our operations and provide for estimated expenses and contingencies as we prepare for the dissolution and liquidation of the Company.
Since our inception in 1987, we have applied the majority of our resources to our research and development programs and generated only limited operating revenue. Following the termination of our Viprinex program in stroke, we terminated all of our remaining research and development programs and terminated the employment of the majority of our employees. Following the termination of our research and development programs, in March 2009 our board of directors hired an independent financial advisor to assist in an evaluation of strategic and other alternatives to determine whether we could enter into a transaction that could provide our stockholders a greater return than a liquidation. In August 2009, after reviewing various alternatives, our board determined that a transaction providing stockholders a greater return than liquidation was unlikely. In September 2009, our board of directors approved the Plan of Dissolution, which was approved by the stockholders at a special meeting on October 27, 2009. Following the stockholder approval of the Plan of Dissolution, on October 27, 2009, the board of directors declared an extraordinary dividend of $0.75 per share and approved the redemption of the outstanding shares of our Series A Preferred Stock for $0.50 per share. Pro-forma financial information as if the dividend and preferred stock redemption were made as of September 30, 2009 is contained in the table of liquid assets below (this pro-forma financial information was considered by our board of directors in determining the amount of the extraordinary dividend). Stockholders should note that our ARS are NOT included in the table below:

September 30,
(amounts in thousands, except share and per share data)	2009
(Pro-forma)

Currently liquid assets:
Cash and cash equivalents	$9,583
Short-term investments, excluding auction-rate securities	11,649
Portion of accounts receivable collected subsequent to September 30, 2009 and prior to October 27, 2009	2,400

Subtotal, currently liquid assets (A)	23,632

Payments expected to be made:
Current liabilities, excluding warrant liability	(626)
Estimated one-time severance payments	(275)
Lease obligations	(300)
Estimated operating expenses through filing of certificate of dissolution	(375)
Estimated legal and other related liquidation costs	(250)
Estimated insurance	(350)
Redemption of Series A Preferred Stock	(247)
Estimated accounting costs	(100)

Subtotal, payments expected to be made before consideration of extraordinary dividend (B)	(2,523)

Cash potentially available for extraordinary dividend: (A) — (B)	21,109
Extraordinary dividend declared, $0.75 per share, 27,019,805 shares of common stock outstanding	(20,265)

Cash retained for liquidating distributions, preservation of continued stockholder interest in currently illiquid assets, or unknown or unexpected contingencies	$844

We believe that our cash and investments as of September 30, 2009, excluding the ARS, will be sufficient to fund our declared dividend of $0.75 per share, our accrued and future liabilities, our planned operating and dissolution costs, and any potential contingencies that may arise. We believe additional proceeds will be available to distribute to stockholders upon the settlement of sales of our auction-rate securities and further additional proceeds would be available if we are able to realize value for our interest in XERECEPT. Additional proceeds would also be distributed to stockholders to the extent that our liabilities, costs and expenses are less than estimated or if the contingencies are less than provided. These additional proceeds would be lower if costs and expenses are greater than estimated or if additional contingencies arise. Many of the factors influencing the amount of cash distributed to our stockholders cannot currently be quantified with certainty and are subject to change. Expenses can be greater than those estimated and new developments can adversely impact the cash or other assets that are required by the business to the detriment of the cash we are able to distribute to stockholders. Stockholders may receive less than we are currently estimating, and we are not attempting to estimate the final distribution payments, if any, that will be received by stockholders.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial statements or upon our liquidity or capital resources.
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
We currently invest funds primarily in short-term U.S. government and agency obligations, which are investment grade securities. We do not believe that changes in interest rates would result in a material decrease or increase in the fair value of our available-for-sale securities due to the short-term nature of our investment portfolio. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.
As of September 30, 2009, we had $5.3 million invested in ARS, issued principally by student loan agencies. Our original purchase price for these securities was $7.0 million, which was subsequently written-down to a value of $5.2 million in fiscal 2008 and 2009. ARS are structured to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, which are approximately once a month. Beginning in February 2008, auctions for the securities in our portfolio failed, and none have been successful since that time. We have classified all of our ARS as short-term investments as of September 30, 2009 because we plan to liquidate these holdings. ARS with a carrying value of $4.3 million as of September 30, 2009 have been sold subsequent to this date for the values listed in our September 30, 2009 condensed consolidated balance sheet, and we believe that we will be able to sell the single remaining ARS at or near the current carrying value. If we are not able to sell the remaining ARS at or near the current carrying value, we will be required to record an additional loss.
Item 4. Controls and Procedures.
Our Acting Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently party to any material legal proceedings, although from time to time we are named as a party to lawsuits in the normal course of business.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009, filed with the SEC on August 31, 2009, our definitive proxy statement filed with the SEC on September 22, 2009, and the following updates to these risk factors. Any of these risks could materially affect our business, financial condition and future results. The risks described below, in our Annual Report on Form 10-K and in the Proxy Statement are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and future results.
The amount we distribute to our stockholders pursuant to the Plan of Dissolution may be substantially less than the amount we currently estimate if the amounts of our liabilities, other obligations and expenses or claims against us are higher than we currently anticipate.
The amount of cash ultimately distributed to our stockholders pursuant to the Plan of Dissolution approved by our stockholders depends on the amount of our liabilities, obligations and expenses and claims against us, and contingency reserves that we establish during the liquidation process. We have attempted to estimate reasonable reserves for such liabilities, obligations, expenses and claims against us. However, those estimates may be inaccurate. Factors that could impact our estimates include the following:
•	If any of our estimates, including the expense of satisfying outstanding obligations, liabilities and claims during the liquidation process, are inaccurate, the amount we distribute to our stockholders may be substantially less than the amount we currently estimate. If claims are asserted against us, including any claims related to payments to suppliers or other vendors or claims from patients in our clinical trials, we will have to defend or resolve such claims before making distributions to our common stockholders, which will reduce amounts otherwise available for distribution; and

•	We have made estimates regarding the expense of personnel required and other operating expenses (including legal, accounting and other professional fees) necessary to dissolve and liquidate the Company. Our actual expenses could vary significantly and depend on the timing and manner of the elective dissolution process described in the Proxy Statement. If the timing differs from our plans, we may incur additional expenses above our current estimates, which could substantially reduce funds available for distribution to our common stockholders.
We may continue to incur the expenses of complying with public company reporting requirements, which may be economically burdensome.
Our common stock is currently registered under the Exchange Act, which requires that we, and our officers and directors with respect to Section 16 of the Exchange Act, comply with certain public reporting and proxy statement requirements thereunder. Until we file to deregister our common stock, we have an obligation to continue to comply with these reporting requirements, even though such compliance may be economically burdensome and of minimal value to our stockholders. Following payment of an extraordinary dividend, we intend to seek relief from the SEC to suspend our reporting obligations under the Exchange Act, and ultimately to terminate the registration of our Common Stock. We anticipate that, if granted such relief, we would continue to file current reports on Form 8-K to disclose material events relating to our dissolution and liquidation along with any other reports that the SEC might require. To the extent that we are unable to suspend our obligation to file periodic reports with the SEC, we will be obligated to continue complying with the applicable reporting requirements of the Exchange Act and, as a result, will be required to continue to incur the expenses associated with these reporting requirements, which will reduce the cash available for distribution to our stockholders.

If the amount of our contingency reserve is insufficient to satisfy the aggregate amount of our liabilities and other obligations, each stockholder may be liable to our creditors for the amount of liquidating distributions received by such stockholder under the Plan of Dissolution, which could also have adverse tax consequences.
After we file to dissolve the corporation, our corporate existence will continue for a minimum of three years, but we will not be able to carry on any business except for the purpose of winding up the business and affairs of the Company. After we file the certificate of dissolution we will commence the elective dissolution process, under Sections 280 and 281(a) of the Delaware General Corporation Law, or DGCL, which involves providing notice of our dissolution to potential claimants and paying or making reasonable provision to pay all claims and obligations, including all contingent, conditional or unmatured contractual or statutory claims, known to us. We also may obtain and maintain insurance coverage or establish and set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against and obligations of the Company. In the event that the amount of the contingency reserve, insurance and other measures calculated to provide for the satisfaction of liabilities and claims are insufficient to satisfy the aggregate amount ultimately found payable in respect of our liabilities and claims against us, each stockholder could be held liable for amounts due to creditors up to the amounts distributed to such stockholder under the Plan of Dissolution. In such event, a stockholder could be required to return any amounts received as distributions pursuant to the Plan of Dissolution. Moreover, for U.S. federal income tax purposes, payments made by a stockholder in satisfaction of our liabilities not covered by the cash or other assets in our contingency reserve or otherwise satisfied through insurance or other reasonable means generally would produce a capital loss for such stockholder in the year the liabilities are paid. The deductibility of any such capital loss generally would be subject to limitations under the Internal Revenue Code of 1986, as amended.
Liquidating distributions to our stockholders could be delayed or diminished.
All or a portion of any liquidating distributions we make to our stockholders could be delayed, depending on many factors, including, without limitation:
•	if a creditor or other third party seeks an injunction against the making of distributions to our stockholders on the ground that the amounts to be distributed are needed to provide for the satisfaction of our liabilities or other obligations;

•	if we become a party to lawsuits or other claims asserted by or against us, including any claims or litigation arising in connection with our decision to liquidate and dissolve, payments to suppliers or other vendors or claims from patients in our clinical trials;

•	if we are unable to liquidate our remaining ARS or if such liquidation takes longer than expected;

•	if we are unable to resolve claims with creditors or other third parties, or if such resolutions take longer than expected; or

•	the elective dissolution process is not completed in a timely manner due to all of the steps required to complete such a process, including any potential backlog in the Delaware Court of Chancery, which could delay final approval of our petition.
Any of the foregoing could delay or substantially diminish the amount available for distribution to our stockholders. In addition, under the DGCL, claims and demands may be asserted against us at any time during the three years following the filing of the certificate of dissolution. Accordingly, our board of directors may retain funds to obtain and maintain insurance coverage or establish and set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against and obligations of the Company that may arise during that three-year period. As a result of these factors, we may retain for distribution at a later date, some or all of the estimated amounts that we expect to distribute to our stockholders.
We may not be able to settle all of our obligations to creditors.
We have current obligations to creditors. Our estimate of ultimate distributions to our stockholders takes into account all of our known obligations and our best estimate of the amount reasonably required to satisfy such obligations. As part of the dissolution process, we will attempt to settle those obligations with our creditors. We cannot assure you that we will be able to settle all of these obligations or that they can be settled for the amounts we have estimated for purposes of calculating the likely distribution to stockholders. If we are unable to reach agreement with a creditor relating to an obligation, that creditor may bring a lawsuit against us. Amounts required to settle obligations or defend lawsuits in excess of the estimated amounts will result in distributions to stockholders that are smaller than those that we presently estimate or may eliminate distributions entirely.

Our board of directors may abandon implementation of the Plan of Dissolution.
If for any reason our board of directors determines that such action would be in our best interests and the best interests of our stockholders, our board, in its sole discretion and without requiring further stockholder approval, prior to the filing of the certificate of dissolution, abandon the Plan of Dissolution and all actions contemplated thereunder. An abandonment of the Plan of Dissolution would result in our stockholders not receiving any liquidating distribution.
We may be the potential target of an acquisition.
Until we dissolve and terminate registration of our common stock, we will continue to exist as a public company. We could become an acquisition target, through a hostile tender offer or other means, as a result of our business operations, cash holdings or for other reasons. In addition, in connection with its approval of the Plan of Dissolution, our board of directors terminated our stockholder rights plan, or “poison pill,” effective August 31, 2009, and, although our certificate of incorporation, bylaws and Delaware law contain provisions that may delay or prevent an acquisition, the termination of our poison pill has removed one potential obstacle to action by our stockholders. If we become the target of a successful acquisition, the board of directors, prior to the filing of the certificate of dissolution, could potentially decide to either delay or abandon the Plan of Dissolution, and our stockholders may not receive any proceeds that otherwise would have been distributed in connection with the proposed liquidation and dissolution.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
On October 27, 2009, we held a special meeting of stockholders at which our stockholders approved the dissolution of the Company pursuant to the Plan of Dissolution by a vote of 15,906,024 shares of capital stock in favor, 131,569 against, and 6,051 abstaining. Stockholders also approved an amendment to the certificate of incorporation authorizing the redemption of our Series A Preferred Stock, by a vote of 15,902,144 shares of capital stock in favor, 134,626 against, and 6,874 abstaining, including 380,000 shares of preferred stock in favor, 0 against and 0 abstaining.
Item 5. Other Information.
None.
Item 6. Exhibits.

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

NEUROBIOLOGICAL TECHNOLOGIES, INC.
Dated: November 16, 2009	/s/ William A. Fletcher
William A. Fletcher
Acting Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2009	/s/ Matthew M. Loar
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