Form 10-Q
period 2009-12-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2010-02-12
CIK 918112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Common Stock, $0.001 par value: 27,019,805 shares outstanding as of February 12, 2010.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS (LIQUIDATION BASIS)
(Unaudited; in thousands)

December 31,
2009

ASSETS

Cash and cash equivalents	$2,406
Short-term investments	842

3,248

LIABILITIES AND NET ASSETS

Accounts payable	71
Accrued compensation, including severance	331
Accrued professional expenses	37
Income taxes payable	53
Reserve for estimated costs during the liquidation period	1,455

Total liabilities	1,947

Net assets in liquidation available to common stockholders	$1,301

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
(Unaudited; in thousands)

December 18, 2009
to
December 31, 2009

Stockholders’ equity as of December 17, 2009	$3,322
Effects of adopting the liquidation basis of accounting:
Initial adjustment of assets to estimated net realizable value	(521)
Initial adjustment of liabilities to estimated settlement amounts	(1,500)

Net assets on liquidation basis as of December 18, 2009	$1,301

Change in estimated net realizable value of assets and liabilities	—

Net assets on liquidation basis available to common stockholders as of December 31, 2009	$1,301

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS)
(in thousands, except per share amounts)

June 30,
2009
(Note 1)

ASSETS

Current assets:
Cash and cash equivalents	$8,230
Short-term investments	15,819
Accounts receivable	184
Prepaid expenses and other current assets	305

Total current assets	24,538

Deposits	52
Property and equipment, net	70

$24,660

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21
Accrued professional expenses	493
Accrued compensation, including severance	281
Other accrued liabilities	25
Warrant liability	295

Total current liabilities	1,115

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value, 5,000 shares authorized; 3,000 authorized shares designated as Series A convertible preferred stock, 2,332 Series A shares issued and 494 outstanding	247
Common stock, $0.001 par value, 50,000 shares authorized, 26,930 shares issued and outstanding	27
Additional paid-in capital	145,739
Accumulated deficit	(122,468)

Total stockholders’ equity	23,545

$24,660

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
(Unaudited; in thousands, except per share amounts)

	From October 1, 2009	From October 1	From July 1, 2009	From July 1, 2008
	through	through	through	through
	December 17, 2009	December 31, 2008	December 17, 2009	December 31, 2008
	(78 Days)	(Three months)	(170 Days)	(Six months)
REVENUES
Royalty	$—	$2,007	$6,019	$4,085
Technology sale and collaboration services	—	1,484	7	2,971

Total revenues	—	3,491	6,026	7,056

EXPENSES
Research and development	—	10,392	—	15,844
General and administrative	663	1,201	1,541	2,532

Total expenses	663	11,593	1,541	18,376

Operating (loss) income	(663)	(8,102)	4,485	(11,320)
Interest income	12	264	44	513
Gain on sale of long-term investments	145	—	206	170
Loss on sale of property and equipment	(28)	—	(34)	—
Non-cash gain on decrease in fair value of warrants	29	—	295	37

Income (loss) before provision for income taxes	(505)	(7,838)	4,996	(10,600)

(Benefit) provision for income taxes	(43)	—	53	—

NET INCOME (LOSS)	$(462)	$(7,838)	$4,943	$(10,600)

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE	$(0.02)	$(0.29)	$0.18	$(0.39)

Shares used in basic net (loss) income per share calculation	26,984	26,924	26,955	26,924

Shares used in diluted net (loss) income per share calculation	26,984	26,924	26,969	26,924

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
(Unaudited — in thousands)

	From July 1, 2009	From July 1, 2008
	through	through
	December 17, 2009	December 31, 2008
	(170 days)	(Six months)

OPERATING ACTIVITIES:
Net income (loss)	$4,943	$(10,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	89
Loss on impairment of asset	—	174
Loss on sale of property and equipment	34
Stock-based compensation	156	474
Gain on sale of long-term investments	(206)	(170)
Non-cash gain on decrease in fair value of warrants	(295)	(37)
Changes in assets and liabilities:
Accounts receivable	(132)	399
Prepaid expenses and other current assets	(135)	3
Accounts payable and accrued liabilities	353	4,460
Income taxes payable	53
Deferred revenue	—	(2,750)

Net cash provided by (used in) operating activities	4,779	(7,958)

INVESTING ACTIVITIES:
Purchase of investments	(11,088)	(19,356)
Maturity and sale of investments	26,270	6,288
Purchase of property and equipment	—	(2)

Net cash provided by (used in) by investing activities	15,182	(13,070)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and purchases under the employee stock purchase plan	59	1
Redemption of Series A Preferred Stock	(247)	—
Payment of extraordinary dividends	(25,128)	—

Net cash (used in) provided by financing activities	(25,316)	1

Decrease in cash and cash equivalents	(5,355)	(21,027)

Cash and equivalents at beginning of period	8,230	27,941

Cash and equivalents at end of period	$2,875	$6,914

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)
(Tabular amounts in thousands, except per share amounts, percentages and years)
1. Basis of Presentation and Summary of Significant Accounting Policies
Company Description
Neurobiological Technologies, Inc. (“NTI” or the “Company”) is a biopharmaceutical company that previously focused on developing investigational drugs for central nervous system conditions. On October 27, 2009, the Company’s stockholders approved the dissolution of the Company pursuant to a plan of complete liquidation and dissolution approved by Company’s board of directors on August 27, 2009 (the “Plan of Dissolution”). On November 4, 2009, the Company redeemed all of the outstanding shares of Series A Preferred Stock for its liquidation preference of $0.50 per share. Following payment of extraordinary dividends of $0.75 and $0.18 per share of common stock on November 18, 2009 and December 9, 2009, respectively, on December 17, 2009 the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware (the “Certificate of Dissolution”) and completed the voluntary delisting of its common stock from the Nasdaq Capital Market. On December 17, 2009, the Company also closed its stock transfer books and discontinued recording transfers of its common stock. The Company is in the process of winding down its remaining operations under dissolution procedures provided for under the General Corporation Law of the State of Delaware (the “DGCL”), and as this process proceeds the Company intends to make at least one additional liquidating distribution to its stockholders, although the amount and timing cannot presently be determined.
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, NTI-Empire, Inc. All intercompany accounts and transactions have been eliminated. NTI operates in one business segment, the development of pharmaceutical products.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for reporting on complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. The condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. Operating results for the periods from October 1, 2009 and July 1, 2009 through December 17, 2009 are not indicative of the results that may be expected for any other interim period or for the fiscal year ending June 30, 2010. In particular, the Company adopted the liquidation basis of accounting on December 17, 2009, and on-going adjustments to the estimated liquidation values of assets and liabilities will not be reported in a statement of operations — see additional information in “Liquidation Basis of Accounting” below.
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
Liquidation Basis of Accounting
Following the filing of the Certificate of Dissolution with the State of Delaware on December 17, 2009, the Company began reporting on a liquidation basis of accounting instead of a going concern basis of accounting. Under the liquidation basis of accounting, the Statement of Net Assets (Liquidation Basis) and Statement of Changes in Net Assets (Liquidation Basis) are the principal financial statements presented. In these statements, the assets are stated at their estimated net realizable value, which is the amount of cash into which an asset is ultimately expected to be converted, less any conversion costs. Liabilities are reported at their estimated settlement amount, which is the amount of cash expected to be paid to liquidate the obligation, including any direct costs of the liquidation. Additionally, the Company has established a reserve for all estimated future general and administrative expenses and other costs expected to be incurred during the liquidation. The reserve for these estimated expenses primarily includes accruals including personnel costs for administrative work which are to be paid on an hourly basis only, professional services, facilities including previously unaccrued future facility lease and other obligations, professional services and legal costs, corporate expenses (insurance, directors’ fees and statutory fees) and estimated expenses to establish a facility to preserve the Company’s continuing interest in a drug being developed by another party. These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will ultimately be realized.

The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation. The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. In particular, the estimates of costs will vary with the length of time necessary to complete the liquidation process and resolve potential claims which have not yet been submitted to the Company. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statement of Net Assets (Liquidation Basis).
Upon transition to the liquidation basis of accounting, the Company recorded the following adjustments to record assets at net realizable value:

Initial Adjustment of Assets to Estimated Net Realizable Value	Amount
Prepaid and other current assets	$493
Property and equipment	28

$521

The adjustments of assets were the result of these assets not having a realizable value upon liquidation of the Company.
The Company was required to make significant estimates and exercise judgment in determining the accrued costs of liquidation at December 17, 2009. The accrued costs of liquidation were recorded as an adjustment of liabilities to estimated settlement amount. Upon transition to the liquidation basis of accounting, the Company accrued the following costs expected to be incurred in liquidation:

Accrued Costs of Liquidation	Amount
Outside services and wind-down expenses	$1,213
Contractual commitments	287

$1,500

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

2. Investments
Available-for-sale securities were as follows:

	As of December 31,			As of June 30,
	2009			2009
			Estimated			Estimated
	Cost		Fair Value	Cost		Fair Value
Type of security and term
U.S. Government and Agency Obligations
Maturing within one year	$—		$—	$10,292		$10,292
Auction rate securities (“ARS”)
Maturing in 22 years	842	*	842	5,527	*	5,527

Total investments	$842		$842	$15,819		$15,819

*	Cost represents purchase price less impairment charges of $158,000 and $1,973,000 on securities still held at December 31, 2009 and June 30, 2009, respectively.
The Company’s investments in ARS were structured to provide liquidity via an auction process that reset the applicable interest rate at predetermined calendar intervals. Beginning in February 2008, failed auctions occurred throughout the ARS market, and since then all auctions for NTI’s ARS have been unsuccessful. While the credit rating of these securities generally remains high and the ARS are paying interest according to their terms, as a result of the potentially long maturity, currently low interest rates and lack of liquidity for ARS, the Company believes the value of the ARS in NTI’s portfolio has been impaired. During the fiscal years ended June 30, 2009 and 2008, the Company recorded other than temporary impairment charges in its realized losses related to the ARS, based on models of discounted future cash flows and assumptions regarding interest rates. Values as of December 31, 2009 for the one security the Company continues to hold are based on models of discounted future cash flows. Other than the realized losses recorded to date for the ARS, as of December 31, 2009, all other realized and unrealized gains and losses on the Company’s investments were not material.
3. Fair Value of Financial Instruments
The following table provides the fair value measurements of the Company’s financial assets as of December 31, 2009, according to a hierarchy based on three levels of input objectivity:

		Fair Value Measurements Using Inputs from
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,406	$2,406	$—	$—
Auction rate securities	842	—	—	842

Total	$3,248	$2,406	$—	$842

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

The Company’s investments in ARS are classified as Level 2 if they represent ARS with reliable observable inputs, such as recent sales for the same or similar CUSIPs. The Company’s investments in ARS are classified within Level 3 if there are no active markets for the ARS and the Company is unable to obtain independent valuations from market sources. Level 3 ARS were valued using discounted cash flow models, and certain inputs to the cash flow model are unobservable in the market. The changes in Level 3 assets measured at fair value for the period from July 1, 2009 through December 17, 2009 were as follows:

Balance at June 30, 2009	$5,527
Unrealized gains included in other comprehensive income	—
Sales of securities	(4,685)
Transfer to Level 2 assets	—

Balance at December 17, 2009	$842

There were no changes in Level 3 assets measured at fair value for the period from December 18, 2009 through December 31, 2009. The balance of Level 3 securities at December 31, 2009 represents one student loan ARS, CUSIP 69847RAA0, issued by Panhandle Plains Student Fin. Corp., with a maturity date of December 1, 2031 and a par value of $1,000,000.
4. Warrant Liability
Under the going concern method of accounting, the fair value of warrants issued by the Company in connection with an April 2007 sale of common stock was recorded as a liability on the consolidated balance sheet based on a Black-Scholes option pricing model, and was marked to market on each financial reporting date. The change in fair value of the warrants was recorded in the consolidated statements of operations as a non-cash gain or loss. Based on the December 17, 2009 closing stock price of $0.11, the warrant exercise price of $16.80 per share and key assumptions including a volatility factor of 1.00, a risk-free interest rate of 1.25% and no dividend yield for the remaining 2 1/4 years until maturity, the warrants had no value at the time of filing the Certificate of Dissolution. Under the liquidation method of accounting, the Company does not believe the warrants will be exercised and accordingly has not assigned any value for their settlement.
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
Stock-based compensation expense has been recorded in the condensed consolidated statement of operations as follows:

	From October 1, 2009	From October 1, 2008	From July 1, 2009	From July 1, 2008
	through	through	through	through
	December 17, 2009	December 31, 2008	December 17, 2009	December 31, 2008
	(78 Days)	(Three months)	(170 Days)	(Six months)
General and administrative	$49	$133	$156	$272
Research and development	—	97	—	202

Total stock-based compensation expense	$49	$230	$156	$474

During the period from July 1, 2009 through December 17, 2009, the Company did not grant any stock-based compensation awards. During the three- and six- month periods ended December 31, 2008, the Company granted options to purchase a total of 90,000 and 201,000 shares of common stock, respectively, for which the aggregate grant-date fair value was $40,000 and $117,000, respectively. On December 17, 2009, the Company terminated all remaining stock award programs and cancelled all remaining outstanding stock options. Therefore, as of December 31, 2009, there was no remaining unrecognized compensation cost related to unvested stock-based compensation awards.
6. Income Taxes
The Company makes certain estimates and judgments in determining income tax expense for financial statement reporting purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities which arise from differences in the timing of recognition of revenue and expenses for financial statement and tax reporting purposes. As of December 31, 2009, the Company’s net deferred tax assets remain fully offset by a valuation allowance due to the significant uncertainty of the Company’s ability to realize these assets.

The provision for income taxes in the amount of $53,000 for the period from July 1, 2009 through December 17, 2009 is comprised of:
•	$16,000 for federal alternative minimum tax (“AMT”), due to certain limitations on the utilization of prior years net operating loss carryforwards to offset current year alternative taxable income and

•	$37,000 for California state income taxes, due to temporary provisions enacted in California that prevent utilization of net operating loss carryforwards and research and development tax credit carryforwards.
7. Net Income (Loss) per Share
Basic net income or loss per share is based on the weighted average number of shares of common stock issued and outstanding during the period. Dilutive net income per share is calculated based on the weighted-average number of shares of common stock outstanding as well as other potentially dilutive securities outstanding during the period using the treasury stock method. For the period from July 1, 2009 through December 17, 2009, dilutive securities included options to purchase 90,000 shares of common stock. Because their effect would have been anti-dilutive, dilutive securities excluded options to purchase 727,000 shares of common stock, warrants to purchase 544,000 shares of common stock and the conversion of convertible preferred stock into 71,000 shares of common stock. If the Company had reported net income for the period from October 1, 2009 through December 17, 2009, the dilutive effect of these equity securities would need to be considered. If the Company had reported net income for the three- and six- months ended December 31, 2008, the dilutive effect of these equity instruments (then totaling 2,678,000 shares) would need to be considered.
8. Comprehensive Income (Loss)
The Company’s comprehensive loss was $532,000 for the period from October 1, 2009 through December 17, 2009. The Company’s comprehensive income was the same as net income for the period from July 1, 2009 through December 17, 2009. For the three- and six- month periods ended December 31, 2008, the comprehensive loss was $9,157,000 and $12,450,000, respectively. The comprehensive income or loss is comprised of the net income or loss and certain changes in equity that are excluded from the Company’s net loss, which for NTI are the unrealized holding gains or loss on available-for-sale investments.
9. Subsequent Events
The Company performed an evaluation of subsequent events through February 12, 2010, the date these financial statements were issued, and does not believe there were any material subsequent events that would require further disclosure.

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
Overview
We are a biopharmaceutical company that previously focused on developing investigational drugs for central nervous system conditions. On October 27, 2009, our stockholders approved the dissolution of the Company pursuant to the Plan of Dissolution approved by our board of directors on August 27, 2009. On November 4, 2009, we redeemed all outstanding shares of Series A Preferred Stock for its liquidation preference of $0.50 per share. Following payment of extraordinary dividends of $0.75 and $0.18 per share on November 18, 2009 and December 9, 2009, respectively, on December 17, 2009 we filed a Certificate of Dissolution with the Secretary of State of the State of Delaware and delisted our common stock from the Nasdaq Capital Market. On December 17, 2009, we also closed our stock transfer books and discontinued recording transfers of our common stock, although stockholders that held their shares in brokerage account (“street name”) can still generally trade their shares in the Pink Sheets, an electronic bulletin board established for unlisted securities. We are in the process of winding down our remaining operations under dissolution procedures provided for under the DGCL, and as this process proceeds we intend to make at least one additional liquidating distribution to stockholders, although the amount and timing cannot presently be determined.
On August 12, 2009, we announced the termination of our license and cooperation agreement with Merz Pharmaceuticals GmbH, or Merz, and Children’s Medical Center Corporation. Under the license and cooperation agreement, as amended in 2008, we previously received quarterly royalty payments on sales of memantine in the United States, based on a declining royalty-rate schedule, and Merz had the ability to terminate the agreement upon six months notice. Upon termination of the agreement, we received a final royalty payment of $1.1 million for prior period sales and an additional payment of $4.9 million in various installments.
Celtic Pharmaceuticals, to whom we sold rights to the investigational drug XERECEPT® in 2005, continues to develop XERECEPT for the treatment of brain edema associated with cerebral tumors. We are entitled to receive payments if Celtic’s successfully develops and commercializes XERECEPT, or based upon the net proceeds received by Celtic, if Celtic sells its rights to XERECEPT. We are unable to estimate if or when we will receive any payments related to the development of XERECEPT.
RESULTS OF OPERATIONS
Summary
Prior to filing the Certificate of Dissolution, we terminated most of the major contracts to which we were a party. During the prior year our operations were primarily focused on developing an investigational drug for treatment of stroke.

RESULTS OF OPERATIONS
Revenues
The major components of our revenue were as follows (in thousands):

			Variance			Variance
	Most Recent Quarterly		from Period	Year-to-Date Reporting		from Period
	Reporting Period Ended		in Prior	Period Ended		in Prior
	December 17,		Year	December 17,		Year
	2009	2008	2009/2008	2009	2008	2009/2008
Royalty Revenue	$—	$2,007	$(2,007)	$6,019	$4,085	$1,934
XERECEPT Sale	—	1,375	(1,375)	—	2,750	(2,750)
Collaboration Services	—	109	(109)	7	221	(214)

Total	$—	$3,491	$(3,491)	$6,026	$7,056	$(1,030)

We had no revenues for the quarterly period ended December 17, 2009, the date we filed for dissolution, because we had previously entered into arrangements with our revenue sources to terminate the underlying agreements. For the year-to-date period ended December 17, 2009, the Company received $6 million from Merz Pharmaceuticals GmbH upon the termination of the contractual agreement between NTI and Merz, and recorded the entire amount as revenue, since we have no further obligations under our agreements with Merz. Other revenues were not material in the fiscal 2010 reporting periods. In the prior fiscal year, we earned revenue from a royalty-bearing agreement with Merz, from providing drug development services to a collaborator, and as a result of the amortization of a previously received up-front payment.
Celtic Pharmaceuticals continues to develop XERECEPT®, an investigational drug for edema, which we sold to Celtic in fiscal 2006. We are entitled to future payments upon either Celtic’s marketing of XERECEPT or Celtic’s sale of XERECEPT to another party, but we are not able to estimate if or when either of these events may occur. Unless Celtic successfully receives approval for XERECEPT and markets the drug, or Celtic successfully sells its interest in XERECEPT to another party, we do not expect any future revenue at NTI. Celtic may never receive approval to market XERECEPT and may never enter into an agreement for the sale of XERECEPT.
RESEARCH AND DEVELOPMENT EXPENSES
We terminated our research and development programs prior to the beginning of our fiscal year ended June 30, 2010, and accordingly did not have any research and development expenses during the periods ended December 17, 2009. Research and development expenses for the prior fiscal year primarily represented costs associated with the product candidate Viprinex, which we were developing in phase 3 clinical trials as a potential treatment for stroke. Clinical work on Viprinex terminated on December 16, 2008 when the clinical trials were unblinded and we learned that the drug candidate’s efficacy did not meet predetermined criteria.
GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses were $663,000 for the period from October 1, 2009 through December 17, 2009, a 45% decrease from expenses of $1,201,000 for the three months ended December 31, 2008. The decrease of $538,000 for the fiscal 2010 reporting period as compared to the fiscal 2009 reporting period was primarily due to reduction in personnel costs following the termination of our Viprinex program. In addition, following a successful appeal with the German taxing authorities, during fiscal 2010 we received a refund for VAT taxes that was previously denied. Partially offsetting the lower costs in the fiscal 2010 period were severance costs for terminated personnel.
In the year-to-date period, general and administrative expenses decreased 39% compared to the prior year, for the same reasons as noted in the quarterly period.
Based on the liquidation method of accounting, estimated future costs have been accrued, and the Company does not expect to record additional operating expense, but may adjust its estimates, which will be recorded in the Statement of Changes in Net Assets (Liquidation Basis).
INTEREST INCOME
Interest income decreased during the periods from October 1, 2009 and July 1, 2009 through December 17, 2009, when compared to the reporting periods ended December 31, 2009, due to the Company’s lower cash and investments balances and lower interest rates.
GAIN ON SALE OF LONG-TERM INVESTMENTS
Gain on sale of long-term investments increased during the fiscal 2010 reporting periods due to sales of ARS.

LOSS ON SALE OF PROPERTY AND EQUIPMENT
Loss on sale of property and equipment during the 2010 reporting periods related to dispositions as the Company prepared for liquidation.
NON-CASH GAIN ON DECREASE IN FAIR VALUE OF WARRANTS
Based on declines in NTI’s stock price and decreases in the Company’s estimate for stock price volatility, the Company recorded non-cash gains based on decreases in the estimated fair value of warrants issued during a previous financing transaction. No further gains or other changes are expected based on the Company’s liquidation accounting.
LIQUIDITY AND CAPITAL RESOURCES
We assess liquidity primarily by the cash which we believe is necessary to fund the wind-down of our operations and our remaining contractual obligations, as well as to allow for reasonable contingencies identified in the dissolution process. Short-term investments are also considered if there is a high assurance of our ability to convert them into cash. Investments such as our ARS, for which we do not believe there is a high assurance of our ability to readily convert to cash, are not considered for this liquidity analysis. Based on our liquidity assessments, and following stockholder approval of our Plan of Liquidation, on October 27, 2009, our board of directors declared an extraordinary dividend of $0.75 per share, which was paid to our stockholders on November 18, 2009. On November 19, 2009, following the sale of most of our remaining ARS, our board of directors declared an additional extraordinary dividend of $0.18 per share, which was paid to our stockholders on December 9, 2009. These two payments aggregated $0.93 per share, or approximately $25.1 million.
Following completion of the process specified under the DGCL to allow potential claims to be submitted to the Company and resolved, we intend to distribute any additional cash to our stockholders. The currently estimated amount of this additional cash is represented in the financial statements by the “net assets in liquidation available to common stockholders” as of December 31, 2009. In order for the “net assets in liquidation available to common stockholders” to be ultimately distributed to our stockholders, claims would need to come in at or below our current estimates and costs of the dissolution process would need to come in at or below our current estimates. If either claims or costs are higher, stockholders may not receive any further distributions from NTI.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our net assets available to stockholders or other financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Acting Chief Executive and Financial Officer is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on his evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Acting Chief Executive and Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
In connection with the Company’s filing a certificate of dissolution on December 17, 2009, the Company terminated all of its employees, and has retained its former Chief Financial Officer and its former Controller on an hourly basis as needed to complete the Company’s legal and reporting requirements. The responsibilities for internal control over financial reporting have been consolidated to these two part-time consultants. The Company’s board of directors serves to oversee and review the Company’s system of financial reporting.
Other than those stated above, there were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently party to any material legal proceedings, although from time to time we may be named as a party to lawsuits in the normal course of business.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009, filed with the SEC on August 31, 2009, our Definitive Proxy Statement on Schedule 14A filed with the SEC on September 22, 2009, and the following updates to these risk factors. Any of these risks could materially affect our business, financial condition and future results. The risks described below, in our Annual Report on Form 10-K and in the Proxy Statement are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and future results.
We expect to continue to incur the expenses of complying with public company reporting requirements, which may be economically burdensome.
Our common stock is currently registered under the Exchange Act, which requires that we, and our officers and directors with respect to Section 16 of the Exchange Act, comply with certain public reporting and proxy statement requirements thereunder. Until we file to deregister our common stock, we have an obligation to continue to comply with these reporting requirements, even though such compliance may be economically burdensome and of minimal value to our stockholders. Because our initial request to seek relief from the SEC to suspend our reporting obligations under the Exchange Act was not successful, we intend to continue to comply with the applicable reporting requirements of the Exchange Act. As a result, we will continue to incur the expenses associated with these reporting requirements, which will reduce the cash available for distribution to our stockholders.
If the amount of our contingency reserve is insufficient to satisfy the aggregate amount of our liabilities and other obligations, each stockholder may be liable to our creditors for the amount of liquidating distributions received by such stockholder under the Plan of Dissolution, which could also have adverse tax consequences.
Our corporate existence will continue until at least December 17, 2012, three years from the date we filed the Certificate of Dissolution. However, as a corporation in dissolution, we are not allowed to carry on any business except for the purpose of winding down the business and affairs of the Company. After we filed the Certificate of Dissolution, we commenced the elective dissolution process, under Sections 280 and 281(a) of the DGCL, which involves providing notice of our dissolution to potential claimants and paying or making reasonable provision to pay all claims and obligations, including all contingent, conditional or unmatured contractual or statutory claims, known to us. We may also obtain and maintain insurance coverage or establish and set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against and obligations of the Company. In the event that the amount of the contingency reserve, insurance and other measures calculated to provide for the satisfaction of liabilities and claims are insufficient to satisfy the aggregate amount ultimately found payable in respect of our liabilities and claims against us, each stockholder could be held liable for amounts due to creditors up to the amounts distributed to such stockholder under the Plan of Dissolution. In such event, a stockholder could be required to return any amounts received as distributions pursuant to the Plan of Dissolution. Moreover, for U.S. federal income tax purposes, payments made by a stockholder in satisfaction of our liabilities not covered by the cash or other assets in our contingency reserve or otherwise satisfied through insurance or other reasonable means generally would produce a capital loss for such stockholder in the year the liabilities are paid. The deductibility of any such capital loss generally would be subject to limitations under the Internal Revenue Code of 1986, as amended.
Final liquidating distributions to our stockholders could be delayed or reduced or may never be made.
Any final liquidating distributions we make to our stockholders could be delayed, depending on many factors, including, without limitation:
•	if a creditor or other third party seeks an injunction against the making of distributions to our stockholders on the ground that the amounts to be distributed are needed to provide for the satisfaction of our liabilities or other obligations;

•	if we become a party to lawsuits or other claims asserted by or against us, including any claims or litigation arising in connection with our decision to liquidate and dissolve, payments to suppliers or other vendors or claims from patients in our clinical trials;

•	if we are unable to liquidate our remaining ARS or if such liquidation takes longer than expected;

•	if we are unable to resolve claims with creditors or other third parties, or if such resolutions take longer than expected; or

•	the elective dissolution process is not completed in a timely manner due to all of the steps required to complete such a process, including any potential delay in the Delaware Court of Chancery, which could delay final approval of our petition.
Any of the foregoing could delay or substantially diminish the amount available for distribution to our stockholders. In addition, under the DGCL, claims and demands may be asserted against us at any time before December 17, 2012. Accordingly, our board of directors may retain funds to obtain and maintain insurance coverage or establish and set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against and obligations of the Company that may arise during that three-year period. As a result of these factors, we may retain for distribution at a later date, some or all of the estimated amounts that we expect to distribute to our stockholders. At the conclusion of the process for dissolution, there may not be any remaining cash available for distribution to stockholders.
We may not be able to settle all of our obligations to creditors.
We have current obligations to creditors. Our estimate of the final distributions to our stockholders takes into account all of our known obligations and our best estimate of the amount reasonably required to satisfy such obligations. As part of the dissolution process, we will attempt to settle those obligations with our creditors. We cannot assure you that we will be able to settle all of these obligations or that they can be settled for the amounts we have estimated for purposes of calculating the likely distribution to stockholders. If we are unable to reach agreement with a creditor relating to an obligation, that creditor may bring a lawsuit against us. Amounts required to settle obligations or defend lawsuits in excess of the estimated amounts will result in distributions to stockholders that are smaller than those that we presently estimate or may eliminate distributions entirely.
Our common stock stopped trading on the Nasdaq Capital Market on December 17, 2009, and we closed our stock transfer books as of this date, each of which will make it difficult or impossible for stockholders to trade their shares.
On December 17, 2009, we closed our stock transfer books after we filed the Certificate of Dissolution. We are now prohibited from recording transfers of record ownership of our common stock, and stock certificates evidencing the shares of our common stock are no longer assignable or transferable on our books. Trading of our common stock was halted on the Nasdaq Capital Market as of the beginning of business on December 17, 2009 and trading of our common stock is now conducted in the over-the-counter market on the Pink Sheets, an electronic bulletin board established for unlisted securities. Such trading has reduced the market liquidity of our common stock. As a result, an investor will find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
On February 12, 2010, our board of directors appointed Matthew M. Loar, our former Vice President and Chief Financial Officer, as Acting Chief Executive and Financial Officer, and approved an hourly pay rate of $200 to compensate Mr. Loar for his services in that capacity, including his responsibilities for meeting our continuing financial reporting obligations.
Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
Dated: February 12, 2010	/s/ Matthew M. Loar
Matthew M. Loar
Acting Chief Executive and Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002