Form 10-Q
period 2010-03-31
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2010-05-14
CIK 918112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Common Stock, $0.001 par value: 27,019,805 shares outstanding as of May 14, 2010.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS (LIQUIDATION BASIS)
(Unaudited; in thousands)

March 31, 2010

ASSETS

Cash and cash equivalents	$2,159
Short-term investments	678

2,837

LIABILITIES AND NET ASSETS

Accounts payable	18
Accrued employee severance	183
Accrued professional expenses	10
Income taxes payable	53
Reserve for estimated costs during the liquidation period	1,272

Total liabilities	1,536

Net assets in liquidation available to common stockholders	$1,301

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
(Unaudited; in thousands)

December 18, 2009
to
March 31, 2010

Stockholders’ equity as of December 17, 2009	$3,322
Effects of adopting the liquidation basis of accounting:
Initial adjustment of assets to estimated net realizable value	(521)
Initial adjustment of liabilities to estimated settlement amounts	(1,500)

Net assets on liquidation basis as of December 18, 2009	1,301

Change in estimated net realizable value of assets and liabilities	—

Net assets on liquidation basis available to common stockholders as of December 31, 2009	1,301

Change in estimated net realizable value of assets and liabilities	—

Net assets on liquidation basis available to common stockholders as of March 31, 2010	$1,301

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

$24,660

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
(Unaudited; in thousands, except per share amounts)

	From July 1, 2009	From January 1	From July 1, 2008
	through	through	through
	December 17, 2009	March 31, 2009	March 31, 2009
	(170 Days;	(Three months;	(Nine months;
	current fiscal year)	prior fiscal year)	prior fiscal year)
REVENUES
Royalty	$6,019	$1,505	$5,590
Technology sale and collaboration services	7	1,508	4,479

Total revenues	6,026	3,013	10,069

EXPENSES
Research and development	—	1,857	17,701
General and administrative	1,541	1,438	3,970

Total expenses	1,541	3,295	21,671

Operating income (loss)	4,485	(282)	(11,602)
Interest income	44	136	649
Gain on sale of long-term investments	206	—	170
Impairment charge for decrease in value of investments	—	(55)	(55)
Loss on sale of property and equipment	(34)	—	—
Non-cash gain (loss) on change in fair value of warrants	295	(230)	(193)

Income (loss) before provision for income taxes	4,996	(431)	(11,031)

Provision for income taxes	53	—	—

NET INCOME (LOSS)	$4,943	$(431)	$(11,031)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.18	$(0.02)	$(0.41)

Shares used in basic net income (loss) per share calculation	26,955	26,927	26,925

Shares used in diluted net income (loss) per share calculation	26,969	26,927	26,925

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
(Unaudited — in thousands)

	From July 1, 2009	From July 1, 2008
	through	through
	December 17, 2009	March 31, 2009
	(170 days;	(Nine months;
	current fiscal year)	prior fiscal year)

OPERATING ACTIVITIES:
Net income (loss)	$4,943	$(11,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	112
Loss on impairment of assets	—	229
Loss on sale of property and equipment	34	—
Stock-based compensation	156	594
Gain on sale of long-term investments	(206)	(170)
Non-cash (gain) loss on change in fair value of warrants	(295)	193
Changes in assets and liabilities:
Accounts receivable	(132)	370
Prepaid expenses and other current assets	(135)	186
Accounts payable and accrued liabilities	353	2,300
Income taxes payable	53	—
Deferred revenue	—	(4,125)

Net cash provided by (used in) operating activities	4,779	(11,342)

INVESTING ACTIVITIES:
Purchase of investments	(11,088)	(33,280)
Maturity and sale of investments	26,270	22,688
Sale of property and equipment	—	1

Net cash provided by (used in) by investing activities	15,182	(10,591)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and purchases under the employee stock purchase plan	59	1
Redemption of Series A Preferred Stock	(247)	—
Payment of extraordinary dividends	(25,128)	—

Net cash (used in) provided by financing activities	(25,316)	1

Decrease in cash and cash equivalents	(5,355)	(21,932)

Cash and equivalents at beginning of period	8,230	27,941

Cash and equivalents at end of period	$2,875	$6,009

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(Tabular amounts in thousands, except per share amounts, percentages and years)
1. Basis of Presentation and Summary of Significant Accounting Policies
Company Description
Neurobiological Technologies, Inc. (“NTI” or the “Company”) is a biopharmaceutical company that previously focused on developing investigational drugs for central nervous system conditions. On October 27, 2009, the Company’s stockholders approved the dissolution of the Company pursuant to a plan of complete liquidation and dissolution approved by the Company’s board of directors on August 27, 2009 (the “Plan of Dissolution”). On November 4, 2009, the Company redeemed all of the outstanding shares of Series A Preferred Stock for its liquidation preference of $0.50 per share. Following payment of extraordinary dividends of $0.75 and $0.18 per share of common stock on November 18, 2009 and December 9, 2009, respectively, on December 17, 2009 the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware (the “Certificate of Dissolution”) and completed the voluntary delisting of its common stock from the Nasdaq Capital Market. On December 17, 2009, the Company also closed its stock transfer books and discontinued recording transfers of its common stock. The Company is in the process of discharging any remaining liabilities under dissolution procedures provided for under the General Corporation Law of the State of Delaware (the “DGCL”). The Company intends to make at least one additional liquidating distribution to its stockholders at the conclusion of this process, although the amount and timing cannot presently be determined.
Basis of Presentation
The Company adopted the liquidation basis of accounting on December 17, 2009, and on-going adjustments to the estimated liquidation values of assets and liabilities are not reported in a statement of operations — see additional information in “Liquidation Basis of Accounting” below.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, NTI-Empire, Inc. All intercompany accounts and transactions have been eliminated. NTI operates in one business segment, the development of pharmaceutical products.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for reporting on complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. The condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. The changes in net assets available to common stockholders for the interim reporting periods ended March 31, 2010 are not indicative of changes in net assets that may be expected for any other interim periods or for the fiscal year ending June 30, 2010.
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

Liquidation Basis of Accounting
Following the filing of the Certificate of Dissolution with the State of Delaware on December 17, 2009, the Company began reporting on a liquidation basis of accounting instead of a going concern basis of accounting. Under the liquidation basis of accounting, the Statement of Net Assets (Liquidation Basis) and Statement of Changes in Net Assets (Liquidation Basis) are the principal financial statements presented. In these statements, the assets are stated at their estimated net realizable value, which is the amount of cash into which an asset is ultimately expected to be converted, less any conversion costs. Liabilities are reported at their estimated settlement amount, which is the amount of cash expected to be paid to liquidate the obligation, including any direct costs of the liquidation. Additionally, the Company has established a reserve for all estimated future general and administrative expenses and other costs expected to be incurred during the liquidation. The reserve for these estimated expenses primarily includes accruals including personnel costs for administrative work which are to be paid on an hourly basis only, facilities including previously unaccrued future facility lease and other obligations, professional services and legal costs, corporate expenses (insurance, directors’ fees and statutory fees) and estimated expenses to establish a facility to preserve the Company’s continuing interest in XERECEPT®, which is an investigational drug being developed by another party. These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will ultimately be realized.
The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Dissolution. The actual values and costs associated with carrying out the Plan of Dissolution may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. In particular, the estimates of costs will vary with the length of time necessary to complete the liquidation process and resolve potential claims, some of which may not have been submitted to the Company at this time. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statement of Net Assets (Liquidation Basis).
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
The Company was required to make significant estimates and exercise judgment in determining the accrued costs of liquidation at December 17, 2009. The accrued costs of liquidation were recorded as an adjustment of liabilities to estimated settlement amount. Upon transition to the liquidation basis of accounting, the Company accrued the following costs expected to be incurred in liquidation:

Accrued Costs of Liquidation	Amount
Outside services and wind-down expenses	$1,213
Contractual commitments	287

$1,500

2. Investments
Available-for-sale securities were as follows:

	As of March 31, 2010			As of June 30, 2009
			Estimated			Estimated
	Cost		Fair Value	Cost		Fair Value
Type of security and term
U.S. Government and Agency Obligations
Maturing within one year	$—		$—	$10,292		$10,292
Auction rate securities (“ARS”)
Maturing in 22 years	678	*	678	5,527	*	5,527

Total investments	$678		$678	$15,819		$15,819

*	Cost represents purchase price less impairment charges of $122,000 and $1,973,000 on securities still held at March 31, 2010 and June 30, 2009, respectively.

The Company’s investments in ARS were structured to provide liquidity via an auction process that reset the applicable interest rate at predetermined calendar intervals. Beginning in February 2008, failed auctions occurred throughout the ARS market, and since then all auctions for NTI’s ARS have been unsuccessful. While the credit rating of these securities generally remains high and the ARS are paying interest according to their terms, as a result of the potentially long maturity, currently low interest rates and lack of liquidity for ARS, the Company believes the value of the ARS in NTI’s portfolio has been impaired. During the fiscal years ended June 30, 2009 and 2008, the Company recorded other than temporary impairment charges in its realized losses related to the ARS, based on models of discounted future cash flows and assumptions regarding interest rates. The value as of March 31, 2010 for the one security the Company continues to hold is based on models of discounted future cash flows. Other than the realized losses recorded to date for the ARS, as of March 31, 2010, all other realized and unrealized gains and losses on the Company’s investments were not material.
3. Fair Value of Financial Instruments
The following table provides the fair value measurements of the Company’s financial assets according to a hierarchy based on three levels of input objectivity:

	Assets at Fair Value as of March 31, 2010
		Fair Value Measurements Using Inputs from
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,159	$2,159	$—	$—
Auction rate securities	678	—	—	678

Total	$2,837	$2,159	$—	$678

	Assets at Fair Value as of June 30, 2009
		Fair Value Measurements Using Inputs from
	Carrying Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,230	$8,230	$—	$—
U.S. government and agency obligations	10,292	—	10,292	—
Auction rate securities	5,527	—	—	5,527

Total	$24,049	$8,230	$10,292	$5,527

Management believes that the fair value of assets as of March 31, 2010 approximates the net realizable value of these assets in liquidation.
Level 1 inputs in the tables above are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable for the asset or liability. Level 3 inputs are based on management’s own assumptions used to measure the fair value of assets and liabilities, which are supported by little or no market activity. Level 1 and Level 2 inputs are considered observable, while Level 3 inputs are considered unobservable. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The input levels and the methodology used for valuing securities are not necessarily an indication of the credit risk associated with the securities.
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

There were no changes in Level 3 assets measured at fair value for the period from December 18, 2009 through December 31, 2009. The changes in Level 3 assets measured at fair value for the period from January 1, 2010 through March 31, 2010 were as follows:

Balance at December 31, 2009	$842
Unrealized gains included in other comprehensive income	—
Sales of securities	(164)
Transfer to Level 2 assets	—

Balance at March 31, 2010	$678

The balance of Level 3 securities at March 31, 2010 represents one student loan ARS, CUSIP 69847RAA0, issued by Panhandle Plains Student Fin. Corp., with a maturity date of December 1, 2031 and a par value of $800,000.
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
5. Stock-based Compensation
The Company previously recognized stock-based compensation expense in its statement of operations based on estimates of the fair value of employee stock option and stock grant awards as measured on the grant date using the Black-Scholes option pricing model to determine the value of the awards granted. Upon filing the Certificate of Dissolution, all stock plans were terminated and, accordingly, the Company has not subsequently provided for any stock option expenses or liabilities. Prior to the termination of the Company’s stock plans, the Company amortized the estimated value of the options as of the grant date over the stock options’ vesting period, which generally ranged from one to four years.
Stock-based compensation expense was recorded in the condensed consolidated statement of operations as follows:

	From July 1, 2009	From January 1	From July 1, 2008
	through	through	through
	December 17, 2009	March 31, 2009	March 31, 2009
	(170 Days;	(Three months;	(Nine months;
	current fiscal year)	prior fiscal year)	prior fiscal year)
General and administrative	$156	$70	$342
Research and development	—	50	252

Total stock-based compensation expense	$156	$120	$594

During the period from July 1, 2009 through December 17, 2009, the Company did not grant any stock-based compensation awards. During the three-month period ended March 31, 2009 the Company did not grant any stock options. During the nine-month period ended March 31, 2009, the Company granted options to purchase 201,000 shares of common stock for which the aggregate grant-date fair value was $117,000. To value these options, the Company used volatility factors of 0.67 to 0.80 for the Company’s common stock, expected terms of 5.5 to 6.25 years, risk free interest rates of 2.6% to 2.8%, and no dividend yield.
As of March 31, 2010, there was no remaining unrecognized compensation cost related to unvested stock-based compensation awards.

6. Income Taxes
The Company makes certain estimates and judgments in determining income tax expense for financial statement reporting purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities which arise from differences in the timing of recognition of revenue and expenses for financial statement and tax reporting purposes. As of March 31, 2010, the Company’s net deferred tax assets remain fully offset by a valuation allowance due to the significant uncertainty of the Company’s ability to realize these assets. The Company has accrued $53,000 as of March 31, 2010 to provide for estimated income taxes based as follows:
•	$16,000 for federal alternative minimum tax (“AMT”), due to certain limitations on the utilization of prior years net operating loss carryforwards to offset current year alternative taxable income and
•	$37,000 for California state income taxes, due to temporary provisions enacted in California that limit utilization of net operating loss carryforwards and research and development tax credit carryforwards.
7. Net Income (Loss) per Share
Basic net income or loss per share is based on the weighted average number of shares of common stock issued and outstanding during the period. Dilutive net income per share is calculated based on the weighted-average number of shares of common stock outstanding as well as other potentially dilutive securities outstanding during the period using the treasury stock method. For the period from July 1, 2009 through December 17, 2009, dilutive securities included options to purchase 90,000 shares of common stock. Because their effect would have been anti-dilutive, dilutive securities excluded options to purchase 727,000 shares of common stock, warrants to purchase 544,000 shares of common stock and the conversion of convertible preferred stock into 71,000 shares of common stock. If the Company had reported net income for the three-month and nine-month periods ended March 31, 2009, the dilutive effect of these equity instruments (then totaling 2,678,000 shares) would need to be considered.
8. Comprehensive Income (Loss)
The Company’s comprehensive income was the same as net income for the period from July 1, 2009 through December 17, 2009. For the three-month and nine-month periods ended March 31, 2009, the comprehensive loss was $383,000 and $12,833,000, respectively. The comprehensive income or loss is comprised of the net income or loss and certain changes in equity that are excluded from the Company’s net loss, which for NTI are the unrealized holding gains or loss on available-for-sale investments.
9. Subsequent Events
The Company performed an evaluation of subsequent events through the date these financial statements were filed. The Company does not believe there were any material subsequent events that would require further disclosure.

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
Overview
We are a biopharmaceutical company that previously focused on developing investigational drugs for central nervous system conditions. On October 27, 2009, our stockholders approved the dissolution of the Company pursuant to the Plan of Dissolution approved by our board of directors on August 27, 2009. On November 4, 2009, we redeemed all outstanding shares of Series A Preferred Stock for its liquidation preference of $0.50 per share. Following payment of extraordinary dividends of $0.75 and $0.18 per share of common stock on November 18, 2009 and December 9, 2009, respectively, on December 17, 2009 we filed a Certificate of Dissolution with the Secretary of State of the State of Delaware and delisted our common stock from the Nasdaq Capital Market. On December 17, 2009, we also closed our stock transfer books and discontinued recording transfers of our common stock, although stockholders that held their shares in brokerage account (“street name”) can still generally trade their shares in the Pink Sheets, an electronic bulletin board established for unlisted securities. We are in the process of discharging our remaining liabilities under dissolution procedures provided for under the DGCL. We intend to make at least one additional liquidating distribution to stockholders at the conclusion of this process, although the amount and timing cannot presently be determined.
Celtic Pharmaceuticals, to whom we sold rights to the investigational drug XERECEPT® in 2005, continues to develop XERECEPT for the treatment of brain edema associated with cerebral tumors. We are entitled to receive payments if Celtic successfully develops and commercializes XERECEPT, or based upon the net proceeds received by Celtic, if Celtic sells its rights to XERECEPT. We are unable to estimate if or when we will receive any payments related to the development of XERECEPT.
RESULTS OF OPERATIONS
Prior to filing the Certificate of Dissolution, we terminated most of the major contracts to which we were a party. During the prior year our operations were primarily focused on developing an investigational drug for treatment of acute ischemic stroke.
After filing the Certificate of Dissolution, we adopted the liquidation basis of accounting and accordingly do not present a statement of operations for the period subsequent to the filing. Therefore, a discussion regarding the results of operations is not applicable for periods after December 17, 2009. During the quarter ended March 31, 2010, we did not make any changes to the net assets available to common stockholders in liquidation.
Revenues
Prior to filing the certificate of dissolution, we recorded revenues of approximately $6.0 million for the 170 days ended December 17, 2009, primarily from receipt of one-time payments following the termination of a contractual agreement between NTI and Merz Pharmaceuticals GmbH. We recorded the entire amount received as revenue because we have no further obligations to Merz. In the prior fiscal year, we earned revenue from a royalty-bearing agreement with Merz, from providing drug development services to a collaborator, and as a result of the amortization of a previously received up-front payment.
Research and Development Expenses
We terminated our research and development programs prior to the beginning of our fiscal year ended June 30, 2010, and accordingly did not have any research and development expenses during the period ended December 17, 2009. Research and development expenses for the prior fiscal year primarily represented costs associated with the product candidate Viprinex, which we were developing in phase 3 clinical trials as a potential treatment for stroke. Clinical work on Viprinex terminated on December 16, 2008 when the clinical trials were unblinded and we learned that the drug candidate’s efficacy did not meet predetermined criteria.

General and Administrative Expenses
General and administrative expenses were approximately $1.5 million for the 170-day period from July 1, 2009 through December 17, 2009, representing costs associated with the wind-down of the Company’s operations during this period. Costs for the prior fiscal year included general and administrative expenses associated with an operating entity.
Based on the liquidation method of accounting, estimated future costs have been accrued, and the Company does not expect to record additional operating expense, but may adjust its estimates, which will be recorded in the Statement of Changes in Net Assets (Liquidation Basis).
Interest Income
Interest income decreased during the 170-day period in the most recent fiscal year as compared to the prior year periods due to payment of extraordinary dividends, and the resulting decrease in cash and investment balances, shortly prior to the Company’s filing the Certificate of Dissolution.
Gain on Sale of Long-term Investments
Gain on sale of long-term investments increased during the fiscal 2010 reporting period due to sales of ARS.
Non-cash gain (loss) on change in fair value of warrants
Based on declines in NTI’s stock price and decreases in our estimate for stock price volatility during the 170-day period ended December 17, 2009, we recorded a non-cash gain based on the decrease in the estimated fair value of warrants issued during a previous financing transaction. In the prior fiscal year we recorded non-cash losses due to the increased volatility of our common stock and its impact on the Black-Scholes option pricing formula.
LIQUIDITY AND CAPITAL RESOURCES
We assess liquidity primarily by the cash which we believe is necessary to fund the wind-down of our operations and our remaining contractual obligations, as well as to allow for reasonable contingencies identified in the dissolution process. Short-term investments are also considered if there is a high assurance of our ability to convert them into cash. Investments such as our ARS, for which we do not believe there is a high assurance of our ability to readily convert to cash, are not considered for this liquidity analysis. Based on our liquidity assessments, and following stockholder approval of our Plan of Dissolution, on October 27, 2009, our board of directors declared an extraordinary dividend of $0.75 per share, which was paid to our common stockholders on November 18, 2009. On November 19, 2009, following the sale of most of our remaining ARS, our board of directors declared an additional extraordinary dividend of $0.18 per share, which was paid to our common stockholders on December 9, 2009. These two payments aggregated $0.93 per share, or approximately $25.1 million.
Following completion of the process specified under the DGCL to allow potential claims to be submitted to the Company and resolved, we intend to distribute any remaining cash to our stockholders. The currently estimated amount of this remaining cash is approximately $1.3 million and is represented in the financial statements by the “net assets in liquidation available to common stockholders” as of March 31, 2010. In order for this amount to be ultimately distributed to our stockholders, claims would need to come in at or below our current estimates and costs of the dissolution process would need to come in at or below our current estimates. If either claims or costs are higher, stockholders would receive less, and it is possible that there could be no further distributions other than those which have already been made.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our net assets available to stockholders or other financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not obligated to provide the information required by this item.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Acting Chief Executive and Financial Officer is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on his evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Acting Chief Executive and Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010, the end of the period covered by this report.
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
We expect to continue to incur the expenses of complying with public company reporting requirements, which will reduce the cash available for distribution to stockholders.
Our common stock is no longer registered under the Exchange Act. However, we are required to continue to comply with the applicable reporting requirements under Section 15(d) of the Exchange Act for the remainder of our current fiscal year ending June 30, 2010. As a result, we expect to continue to incur the expenses associated with these reporting requirements, including filing an Annual Report on Form 10-K for the fiscal year ending June 30, 2010, which will reduce the cash available for distribution to our stockholders.
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
Our estimate of the final distributions to our stockholders takes into account all of our known obligations and our best estimate of the amount reasonably required to satisfy other estimated obligations. As part of the dissolution process, we will attempt to settle all obligations with our creditors. We cannot assure you that we will be able to settle all of these obligations or that they can be settled for the amounts we have estimated for purposes of calculating the likely distribution to stockholders.
Although the time-period for known creditors to submit claims to us ended on May 8, 2010, there may be additional unknown creditors that have yet to submit a valid claim. If we are unable to reach agreement with a creditor submitting such a claim, that creditor may bring a lawsuit against us. Amounts required to settle obligations or defend lawsuits in excess of the estimated amounts will result in distributions to stockholders that are smaller than those that we presently estimate or may eliminate distributions entirely.
Our common stock stopped trading on the Nasdaq Capital Market on December 17, 2009, and we closed our stock transfer books as of this date, each of which will make it difficult or impossible for stockholders to trade their shares.
On December 17, 2009, we closed our stock transfer books after we filed the Certificate of Dissolution. We are now prohibited from recording transfers of record ownership of our common stock, and stock certificates evidencing the shares of our common stock are no longer assignable or transferable on our books. Trading of our common stock was halted on the Nasdaq Capital Market as of the beginning of business on December 17, 2009, and trading of our common stock is now conducted in the over-the-counter market on the Pink Sheets, an electronic bulletin board established for unlisted securities. Such trading has reduced the market liquidity of our common stock. As a result, an investor will find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. (Removed and Reserved).
Not applicable.
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

NEUROBIOLOGICAL TECHNOLOGIES, INC.
Dated: May 14, 2010	/s/ Matthew M. Loar
Matthew M. Loar
Acting Chief Executive and Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002