Form 10-K
period 2010-06-30
NEUROBIOLOGICAL TECHNOLOGIES INC /CA/
filed 2010-09-28
CIK 918112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock as quoted on the Pink Sheets on December 31, 2009 was approximately $1.4 million. Shares of Common Stock held by each executive officer and director and by each person or group who owns 10% or more of the outstanding Common Stock at December 31, 2009 have been excluded. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
On September 28, 2010 there were 27,019,805 shares of the registrant’s common stock outstanding.

PART I
ITEM 1. BUSINESS
This report contains forward-looking statements. These forward-looking statements are based on our current expectations about the status of our dissolution and our business. In some cases, these statements may be identified by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our dissolution payments, cash available to common stockholders, financial results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in this report under Item 1A.—“Risk Factors.” Except as may be required by law, we do not intend to update any forward-looking statement to reflect events after the date of this report. “We,” “us,” “NTI” and the “Company” as used in this report refer to Neurobiological Technologies, Inc., a Delaware corporation in dissolution, and, as applicable, our subsidiary, NTI-Empire, Inc.
Overview
We were previously focused on developing investigational drugs to treat human diseases. On October 27, 2009, our stockholders approved the dissolution of the Company pursuant to a plan of complete liquidation and dissolution earlier approved by our board of directors on August 27, 2009 (the “Plan of Dissolution”). On November 4, 2009, we redeemed all of the outstanding shares of our Series A Preferred Stock for $0.50 per share, the original issue price of the Series A Preferred Stock and its liquidation preference. Thereafter, following payments of extraordinary dividends of $0.75 and $0.18 per share of common stock on November 18, 2009 and December 9, 2009, respectively, on December 17, 2009 we filed a certificate of dissolution with the Secretary of State of the State of Delaware (the “Certificate of Dissolution”) and completed the voluntary delisting of our common stock from the Nasdaq Capital Market. On December 17, 2009, we also closed our stock transfer books and discontinued recording transfers of our common stock.
As a corporation in dissolution, we are not allowed to carry on any business except for the purpose of winding down the business and affairs of the Company. We are in the process of discharging any remaining liabilities under dissolution procedures provided for under the General Corporation Law of the State of Delaware (the “DGCL”). We intend to make at least one additional liquidating distribution to our stockholders at the conclusion of this process, although the amount and timing cannot presently be determined. In accordance with the DGCL, our corporate existence will continue until at least three years from the date we filed the Certificate of Dissolution, or December 17, 2012.
Liquidation Basis of Accounting
Following the filing of the Certificate of Dissolution with the State of Delaware on December 17, 2009, we began reporting on a liquidation basis of accounting instead of a going concern basis of accounting. Under the liquidation basis of accounting, the Statement of Net Assets (Liquidation Basis) and Statement of Changes in Net Assets (Liquidation Basis) are the principal financial statements presented. In these statements, our assets are stated at their estimated net realizable value, which is the amount of cash into which the assets are ultimately expected to be converted, less any conversion costs. Liabilities are reported at their estimated settlement amount, which is the amount of cash expected to be paid to liquidate the obligation, including any direct costs of the liquidation. Additionally, we have established a reserve for all estimated future general and administrative expenses and other costs expected to be incurred while we are in dissolution, which under the DGCL is expected to be at least three years. The reserve for these estimated expenses primarily includes accruals including personnel costs for administrative work, facilities including previously unaccrued future lease and other obligations, professional services, legal and accounting costs, corporate expenses (insurance, directors’ fees and statutory fees) and estimated expenses to establish a trust or another facility to preserve our continuing interest in XERECEPT®, which is an investigational drug being developed by another party. These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will ultimately be realized.
We currently retain an economic interest in an investigational drug called XERECEPT®, which is a synthetic preparation of Corticotropin-Releasing Factor, a natural human peptide. XERECEPT® is being developed by Celtic Pharma as a treatment for swelling around brain tumors and other cancer indications. We are entitled to receive payments if Celtic successfully develops and commercializes XERECEPT, including up to $7.5 million in milestone payments upon regulatory approvals in key areas of the world, payments of 22% on profit margins in the United States and graduated royalties of 15-20% on sales elsewhere in the world, or, if Celtic sells its rights to XERECEPT, 13-22% of the net proceeds that are received by Celtic Pharma in the transaction. As we do not exercise any control over Celtic’s development of XERECEPT and the information we receive from Celtic is limited, we are unable to estimate if or when we will receive any payments related to the development of XERECEPT.

Employees
As of June 30, 2010, we had no full or part-time employees. We use consultants that are paid on an hourly basis to continue the process of winding down our operations.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. These reports may be obtained directly from the SEC’s website, www.sec.gov.
ITEM 1A. RISK FACTORS
Risks Related to the Wind-down of our Business and Affairs
If the amount of our contingency reserve is insufficient to satisfy the aggregate amount of our liabilities and other obligations, each stockholder may be liable to our creditors for the amount of liquidating distributions received by such stockholder under the Plan of Dissolution, which could also have adverse tax consequences.
Our corporate existence will continue until at least December 17, 2012, three years from the date we filed the Certificate of Dissolution. However, as a corporation in dissolution, we are not allowed to carry on any business except for the purpose of winding down the business and affairs of the Company. After we filed the Certificate of Dissolution, we commenced the elective dissolution process, under Sections 280 and 281(a) of the General Corporation Law of the State of Delaware, or DGCL, which involves providing notice of our dissolution to potential claimants and paying or making reasonable provision to pay all claims and obligations, including all contingent, conditional or unmatured contractual or statutory claims, known to us. We may also obtain and maintain insurance coverage or establish and set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against and obligations of the Company. In the event that the amount of the contingency reserve, insurance and other measures calculated to provide for the satisfaction of liabilities and claims are insufficient to satisfy the aggregate amount ultimately found payable in respect of our liabilities and claims against us, each stockholder could be held liable for amounts due to creditors up to the amounts distributed to such stockholder under the Plan of Dissolution. In such event, a stockholder could be required to return any amounts received as distributions pursuant to the Plan of Dissolution. Moreover, for U.S. federal income tax purposes, payments made by a stockholder in satisfaction of our liabilities not covered by the cash or other assets in our contingency reserve or otherwise satisfied through insurance or other reasonable means generally would produce a capital loss for such stockholder in the year the liabilities are paid. The deductibility of any such capital loss generally would be subject to limitations under the Internal Revenue Code of 1986, as amended.
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
• if we are unable to liquidate our remaining auction rate security, or ARS, or if such liquidation takes longer than expected;
• if we are unable to resolve claims with creditors or other third parties, or if such resolutions take longer than expected; or
• the elective dissolution process is not completed in a timely manner due to all of the steps required to complete such a process, including any potential delay in the Delaware Court of Chancery, which could delay final approval of our petition.

Any of the foregoing could delay or substantially diminish the amount available for distribution to our stockholders. In addition, under the DGCL, claims and demands may be asserted against us at any time before December 17, 2012. Accordingly, we may retain funds to obtain and maintain insurance coverage or establish and set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against and obligations of the Company that may arise during that three-year period. As a result of these factors, we may retain for distribution at a later date, some or all of the estimated amounts that we expect to distribute to our stockholders. At the conclusion of the process for dissolution, there may not be any remaining cash available for distribution to stockholders.
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
Although the time-period for known creditors to submit claims to us under Sections 280 and 281(a) of the DGCL ended on May 8, 2010, there may be additional unknown creditors that have yet to submit a valid claim. If we are unable to reach agreement with a creditor submitting such a claim, that creditor may bring a lawsuit against us. Amounts required to settle obligations or defend lawsuits in excess of the estimated amounts will result in distributions to stockholders that are smaller than those that we presently estimate or may eliminate distributions entirely.
We have no control over the development and commercialization of XERECEPT®, which we have sold to Celtic Pharma, and as a result, we are dependent upon Celtic Pharma to obtain any value from this product candidate.
In November 2005, we completed the sale of all our rights and assets related to XERECEPT to two newly-formed subsidiaries of Celtic Pharma. Under our agreement with the Celtic Pharma subsidiaries, we are eligible to receive milestone payments upon the achievement of certain regulatory objectives, and if XERECEPT is approved for commercial sale we are eligible to receive payments on profit margins of XERECEPT in the United States and royalties on sales elsewhere in the world. However, because Celtic Pharma has assumed control of the clinical development of XERECEPT throughout the world, our ability to receive these payments depends on Celtic Pharma. Celtic Pharma controls the execution of clinical trials and will direct the final regulatory approval process and commercialization, if the product is approved. If Celtic Pharma is unable to successfully develop and market XERECEPT, we will not receive any development milestone payments or any royalty or profit-sharing payments, which would reduce the potential for future distributions to our stockholders.
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
In April 2010, Celtic Pharma announced the initiation of Phase 1/2 clinical trials of XERECEPT in pediatric patients suffering from primary, recurrent or metastatic brain tumors, as well as the results from several preclinical studies of XERECEPT® in established models for breast, colon and brain tumors. These are very early studies and significant further development efforts and time will be required before any potential value would likely be realized.
As part of the regulatory approval process, a drug sponsor must conduct preclinical research and clinical trials for each product candidate sufficient to demonstrate its safety and efficacy to the satisfaction of the FDA in the United States and other regulatory agencies in the countries where the product candidate will be marketed, if approved. The number of preclinical studies and clinical trials that will be required varies depending on the product, the disease or condition for which the product is in development and the regulations applicable to any particular product. The regulatory process typically also includes a review of the manufacturing process to ensure compliance with applicable regulations and standards, including the FDA’s current Good Manufacturing Practice, or cGMP, regulations. The FDA can delay, limit or decline to grant approval for many reasons, including their determination that a product candidate is not safe or effective or their determination that the manufacturing processes or facilities do not meet specified requirements, among others. The denial of approval, or any delay or limitation on approval, of XERECEPT would substantially harm our ability to receive future payments tied to the success of XERECEPT.

Even if XERECEPT® is approved for commercialization, it may not be successfully commercialized or generate meaningful product revenues for us.
If XERECEPT is approved for commercialization and commercialized by Celtic Pharma, we would be entitled to receive payments from Celtic Pharma based on the approvals as well as royalty and/or profit sharing payments. For us to receive these payments, Celtic Pharma would need to either market the drug directly, which would require them to recruit and train a direct sales force, or enter into a collaborative arrangement with a larger biotechnology or pharmaceutical company with an existing sales force to sell, market and distribute the product. Although we are entitled to a percentage of the proceeds received by Celtic Pharma if Celtic Pharma licenses or sells its interest in XERECEPT, we do not have any control or influence over Celtic Pharma’s commercialization decision. Any commercialization arrangement that Celtic Pharma ultimately enters into might not result in generating any meaningful product royalties or other payments to us.
Celtic Pharma may not be successful in selling its rights to XERECEPT.
Celtic Pharma has previously announced that it has retained an investment bank to assist with the sale of the worldwide commercial rights to XERECEPT. If Celtic Pharma sells or sublicenses its rights to XERECEPT to another entity, we are entitled to receive 13 to 22% of the net proceeds that are received by Celtic Pharma in lieu of the milestones and royalties that are payable in the event Celtic Pharma markets the drug directly. Celtic Pharma may not be successful in selling XERECEPT, in which case Celtic Pharma might decide not to continue with further development. Further, even if Celtic Pharma does sell XERECEPT, it is likely that some or all of the consideration it receives would be contingent upon the future development or successful commercialization of the drug, which would substantially delay any payments that we would receive.
Risks Related to Our Financial Condition

The auction rate security we hold in our portfolio trades infrequently, its value has been estimated, and we may have to sell it at a loss.
As of June 30, 2010, our investments included a single remaining interest-bearing ARS for which we paid a total of $700,000, and are carrying at an estimated value of $588,000. The ARS investment is intended to provide liquidity via an auction process that resets the applicable interest rates at predetermined calendar intervals, allowing investors to either roll over their holdings or obtain immediate liquidity by selling such investments at par. Since February 2008, the auctions for our ARS have failed to settle on their respective settlement dates. Consequently, the investment is not currently liquid and we are not able to access these funds until a future auction is successful, the investments are called by the issuer, or we find a buyer outside the auction process. The maturity date for the ARS is not until 2031 and we are unlikely to be able to hold the ARS investment to maturity. The value of this security has been estimated, and its actual value upon sale may be less than we have estimated. We may experience a further loss on sale of the ARS, reducing the capital available to distribute to stockholders.
Risks Related to Our Common Stock
Our common stock stopped trading on the Nasdaq Capital Market on December 17, 2009, and we closed our stock transfer books as of this date, each of which will make it difficult for stockholders to trade their shares.
On December 17, 2009, we closed our stock transfer books after we filed the Certificate of Dissolution. We are now prohibited from recording transfers of record ownership of our common stock, and stock certificates evidencing the shares of our common stock are no longer assignable or transferable on our books. Trading of our common stock was halted on the Nasdaq Capital Market as of the beginning of business on December 17, 2009, and trading of our common stock is now conducted in the Pink Sheets, an electronic bulletin board established for unlisted securities. Such trading has reduced the market liquidity of our common stock. As a result, an investor will find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.
The market price of our common stock has been, and is likely to continue to be, highly volatile.
As we are no longer an operating company, the only value underlying the trading price of our common stock is the right to receive further distributions, if any, as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions and due to the other risk factors discussed, our common stock is likely to continue to be subject to significant volatility and may trade above or below the amount of any future liquidating distribution that may be made.

FORWARD-LOOKING STATEMENTS
This report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this report may include statements about:
•	the development and commercialization or sale of XERECEPT by Celtic Pharma;

•	projections of expenditures and liabilities, as well as of cash or other assets available for distribution to stockholders;

•	our ability to successfully liquidate our remaining ARS and other assets of the Company for distribution to the stockholders; and

•	any statements regarding future cash levels, future costs and/or net assets in liquidation.
There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These factors include those that we discuss in this report under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices are located in an approximately 10,000 square foot facility in Emeryville, California that is occupied under an operating lease expiring on November 30, 2010. Most of our facility has been empty since we filed for dissolution, and we believe that, if we need office space after expiration of our existing lease, we would readily be able to find suitable space.
ITEM 3. LEGAL PROCEEDINGS
While we are not currently a party to any material pending legal proceedings, from time to time we are named as a party to lawsuits in the normal course of our business.
ITEM 4. (REMOVED AND RESERVED)
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock was traded on the Nasdaq Capital Market under the symbol “NTII” through the close of business on December 16, 2009. Beginning with the opening of business on December 17, 2009, we closed our stock transfer books and voluntarily delisted from the Nasdaq Capital Market. Although we no longer allow transfers among stockholders of record, “street-name” stockholders, or those that hold there shares in a brokerage account, generally can still trade their stock in the Pink Sheets, where our common stock is listed under the symbol “NTII”, but certain quotation systems require the symbol to be entered as “NTII.PK” The following table sets forth the high and low reported intraday sale prices of our common stock during the past two fiscal years as reported by the Nasdaq Capital Market or as listed in the Pink Sheets.

Fiscal Year 2010	High	Low
Fourth Quarter	$0.09	$0.07
Third Quarter	$0.15	$0.07
Second Quarter (December 17 — 31, 2009) on Pink Sheets	$0.14	$0.05
Second Quarter (October 1 — December 16, 2009) on Nasdaq Capital Market	$0.97	$0.11
First Quarter	$1.05	$0.62

Fiscal Year 2009	High	Low
Fourth Quarter	$0.94	$0.65
Third Quarter	$0.72	$0.30
Second Quarter	$0.97	$0.19
First Quarter	$1.67	$0.57
As of September 28, 2010, there were approximately 200 holders of record of our common stock and a total of 27,019,805 shares of common stock outstanding. The number of holders of record does not include holders in “street name” which comprise the majority of our stockholders. Following stockholder approval of our plan of dissolution, we paid extraordinary dividends of $0.75 and $0.18 per share on November 18, 2009 and December 9, 2009, respectively. We plan to pay an additional extraordinary dividend and/or liquidating distribution to stockholders following completion of the dissolution process, liquidation of all assets and payment of substantially all of our liabilities, although the amount and timing of this dividend or distribution has not yet been determined, and it may never be paid if liabilities exceed present estimates.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a company that previously focused on developing investigational drugs to treat human diseases. On October 27, 2009, our stockholders approved the dissolution of the Company pursuant to a plan of complete liquidation and dissolution earlier approved by our board of directors on August 27, 2009 (the “Plan of Dissolution”). On November 4, 2009, we redeemed all of the outstanding shares of our Series A Preferred Stock for $0.50 per share, the original issue price of the Series A Preferred Stock which was also its liquidation preference. Thereafter, following payments of extraordinary dividends of $0.75 and $0.18 per share of common stock on November 18, 2009 and December 9, 2009, respectively, on December 17, 2009 we filed a certificate of dissolution with the Secretary of State of the State of Delaware (the “Certificate of Dissolution”) and completed the voluntary delisting of our common stock from the Nasdaq Capital Market. Also on December 17, 2009, we closed our stock transfer books and discontinued recording transfers of our common stock. We are in the process of discharging any remaining liabilities under dissolution procedures provided for under the DGCL. We intend to make at least one additional liquidating distribution to our stockholders at the conclusion of this process, although the amount and timing cannot presently be determined.
Liquidation Basis of Accounting
Following the filing of the Certificate of Dissolution with the State of Delaware on December 17, 2009, we began reporting on a liquidation basis of accounting instead of a going concern basis of accounting. Under the liquidation basis of accounting, the Statement of Net Assets (Liquidation Basis) and Statement of Changes in Net Assets (Liquidation Basis) are the principal financial statements presented. In these statements, our assets are stated at their estimated net realizable value, which is the amount of cash into which the assets are ultimately expected to be converted, less any conversion costs. Liabilities are reported at their estimated settlement amount, which is the amount of cash expected to be paid to liquidate the obligation, including any direct costs of the liquidation. Additionally, we have established a reserve for all estimated future general and administrative expenses and other costs expected to be incurred while we are in dissolution, which under the DGCL is expected to be at least three years. The reserve for these estimated expenses primarily includes accruals such as personnel costs for administrative work, facilities including previously unaccrued future lease and other obligations, professional services, legal and accounting costs, corporate expenses (insurance, directors’ fees and statutory fees) and estimated expenses to establish a trust or other facility to preserve our continuing economic interest in XERECEPT®, which is an investigational drug being developed by another party. The estimated future costs are reviewed at least quarterly and adjusted as appropriate. There can be no assurance that these estimated values will ultimately be realized.

Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported and the disclosures made. Actual results could differ materially from those estimates. The following are critical accounting policies and estimates that we believe are the most important and/or subjective items used in determining our net assets in liquidation, changes in these net assets, as well as the results of operations presented in the consolidated financial statements.
Liquidation Accounting and Estimates Involved in Determining Accrued Liquidation Expenses
Following the filing of the Certificate of Dissolution with the State of Delaware on December 17, 2009, we began reporting on a liquidation basis of accounting instead of a going concern basis of accounting. Under the liquidation basis of accounting, the Statement of Net Assets (Liquidation Basis) and Statement of Changes in Net Assets (Liquidation Basis) are the principal financial statements presented. In these statements, our assets are stated at their estimated net realizable value, which is the amount of cash into which the assets are ultimately expected to be converted, less any conversion costs. Liabilities are reported at their estimated settlement amount, which is the amount of cash expected to be paid to liquidate the obligation, including any direct costs of the liquidation. Additionally, we have established a reserve for all estimated future general and administrative expenses and other costs expected to be incurred while we are in dissolution, which under the DGCL is expected to be at least three years.
Because future costs to be incurred during the dissolution period are currently not known with any degree of certainty, we have estimated these future costs in our statement of net assets. Our estimate includes personnel costs for administrative work, facilities including lease and other obligations, professional services expected to be used, legal and accounting costs, corporate expenses (such as insurance, directors’ fees and statutory fees) and estimated expenses to establish a trust or other facility to preserve our continuing interest in XERECEPT®, which is an investigational drug being developed by another party. These estimates are reviewed at least quarterly and adjusted as appropriate. Estimates for future levels of costs are highly subjective, and as an example of this subjectivity, as of June 30, 2010 we decreased the estimate by $239,000 from the level established on December 17, 2009. This is comprised of both a “reduction in the estimated settlement amount of liabilities” and a “reduction in income taxes payable”. In the future, the estimated realizable value of assets and liabilities may decrease or increase, so stockholders should be aware of the risks that their dissolution payments, if any, may be less than estimated in the consolidated statement of net assets (liquidation basis).
Estimates Involved in Determining Fair Value of Investments
We estimate the fair value of our investments in Auction Rate Securities, or ARS, based on models of discounted cash flow and assumptions regarding future interest rates. The Company’s investments in ARS were initially structured to provide liquidity via an auction process that reset the applicable interest rate at predetermined calendar intervals. Beginning in February 2008, failed auctions occurred throughout the ARS market, and since then all auctions for our ARS have been unsuccessful. While the credit rating of these securities remains high and the ARS are paying interest according to their terms, as a result of the potentially long maturity and lack of liquidity for ARS, we have recorded impairment charges to reflect our judgment that the decline in value is other-than-temporary. Models estimating the value of ARS are complex and require estimates that can significantly change their value.
Revenue recognition
During the period prior to our filing for dissolution, revenue from nonrefundable up-front fees where we continue involvement through a service agreement or other obligation was initially classified as “deferred revenue,” a liability on our consolidated balance sheet. We subsequently amortized the deferred revenue into “collaboration service revenue” in the consolidated statement of operations over the period of our service obligations. Technology and collaboration service revenue was recognized according to the terms of the contractual agreements to which we were a party, when our performance requirements were fulfilled, the amount was fixed and determinable, and collection was reasonably assured. Revenue from license fees with non-cancelable, non-refundable terms and no future performance obligations was recognized when collection was assured. Milestone payments were recognized when we fulfilled development milestones and collection was assured. Revenue from services performed for other parties was recorded during the period in which the expenses were incurred.
Royalty revenue was generally recorded when payments were received, which often was one to two quarters after the period in which the products sales occurred, because there was no information available to us on the product sales until the time we receive the royalty payment.
Revenue arrangements with multiple components were divided into separate units of accounting if certain criteria were met, including whether the delivered component had stand-alone value to the customer, and whether there was objective reliable evidence of the fair value of the undelivered items. Consideration received was allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria were identified and applied to each of the units.

Recent Accounting Pronouncements
We do not believe there are any recent accounting pronouncements that are likely to be material to the presentation or amounts we report in our financial statements under the liquidation basis of accounting.
CHANGES IN ESTIMATED NET REALIZABLE VALUE OF ASSETS AND LIABILITIES
Upon adoption of the liquidation basis of accounting following our filing the Certificate of Dissolution, we wrote-off all assets to a net book value of zero because of our belief that no value would be recovered from the sale of the assets. Included in the write-off of assets were prepaid and other expenses of $493,000, which included prepaid insurance for policies that did not provide for refunds for unused portion of the premiums and policies for coverage over the dissolution period. In addition, our unsold property and equipment, such as desks and computers, were determined to have no value to other parties. Also, upon adoption of the liquidation basis of accounting, we accrued the estimated costs expected to be incurred during the dissolution period, which under DGCL must be a minimum of three years of corporate existence. Therefore, we accrued estimated costs for this three-year period, including personnel costs for administrative work, facilities including previously unaccrued future lease and other contractual obligations, professional services and legal costs, directors’ fees, statutory fees and estimated future expenses to establish a facility (such as a trust) to preserve our continuing economic interest in XERECEPT®, which is an investigational drug being developed by another party.
We periodically review and re-evaluate the estimates of future expenses through the liquidation process. Following the May 8, 2010 termination of the period for creditors to submit certain claims to the Company and a review of actual dissolution expenses from December 18, 2009 through June 30, 2010, the Company has recorded a reduction of $186,000 in the estimated settlement amount of liabilities and has recorded this as an increase in the estimated net assets available to common stockholders. In addition, the Company has recorded a reduction of $53,000 in its estimated income taxes payable.
RESULTS OF OPERATIONS
After filing the Certificate of Dissolution, we adopted the liquidation basis of accounting and accordingly do not present a statement of operations for the period subsequent to the filing. Therefore, a discussion regarding the results of operations is not applicable for periods after December 17, 2009. Please refer to the discussion under “Changes in Estimated Net Realizable Value of Assets and Liabilities” immediately above for the discussion of changes subsequent to December 17, 2009.
Revenues
Prior to filing the certificate of dissolution, we recorded revenues of approximately $6.0 million for the 170-day period ended December 17, 2009, primarily from receipt of one-time payments following the termination of a contractual agreement between NTI and Merz Pharmaceuticals GmbH, or Merz. We recorded the entire amount received as revenue because we have no further obligations to Merz. There were no other material sources of revenue during the period that ended on December 17, 2009.
During the fiscal year ended June 30, 2009, we recorded royalty revenue of $7.1 million compared to $8.3 million for the fiscal year ended June 30, 2008. Royalties were lower in the fiscal year ended June 30, 2009 because of scheduled reductions in the royalty rate we were entitled to receive following a 2008 amendment to the Merz agreement. During the fiscal year ended June 30, 2009, we recorded technology sale and collaboration services revenue of $19.3 million compared to $6.5 million for the fiscal year ended June 30, 2008. The increase in revenue of $12.8 million in fiscal 2009 was primarily due to the termination of an agreement under which we were obligated to provide services to Celtic. When the service agreement was terminated in fiscal 2009 we no longer had any contractual service obligations remaining, therefore we recognized the remaining unamortized deferred revenue (previously reported as a liability on the balance sheet) as revenue in the statement of operations.
Research and Development Expenses
During the 170-day period ended December 17, 2009 we did not record any research and development expenses because we terminated our research and development programs prior to the beginning of the fiscal year. For a portion of the year ended June 30, 2009 we were engaged in the development of an investigational new drug to treat acute ischemic stroke, and we recorded research and development expenses of $17.6 million. These fiscal 2009 research and development expenses included costs for conducting our clinical trial and manufacturing of the investigational drug during the first half of the fiscal year, as well as costs to close down the clinical trial and close the dedicated manufacturing facility for the drug during the second half of the fiscal year, as well as employee termination costs for those that had been working on the program. The fiscal 2009 costs of $17.6 million were lower than the research and development expenses of $24.6 million in fiscal 2008 because the drug development program was terminated approximately mid-way through fiscal 2009, and lower expenses as a result of the shorter duration of the stroke drug program in 2009 more than offset the incremental expenses incurred during 2009 to close down the program.

General and Administrative Expenses
General and administrative expenses were approximately $1.5 million for the 170-day period from July 1, 2009 through December 17, 2009, representing costs associated with the preparation for the wind-down of the Company’s operations during this period. Costs for the fiscal year ending June 30, 2009 included general and administrative expenses associated with an operating entity, and aggregated $5.1 million, a decrease of $1.8 million from fiscal 2008, when general and administrative expenses totaled $6.9 million. General and administrative expenses decreased in fiscal 2009 compared to fiscal 2008 due to a lower number of administrative employees and termination of various consulting services previously used.
Impairment Charge for Property and Equipment
During the 170-day period ended December 17, 2009, we recorded an impairment charge of $34,000 on property and equipment remaining in our office prior to its closure. During the fiscal year ended June 30, 2009 we recorded an impairment charge of $193,000 for specialized equipment used in the manufacture of our investigational drug Viprinex. There were no comparable charges during the fiscal year ended June 30, 2008.
Interest Income
Interest income decreased during the 170-day period ended December 17, 2009 compared to the fiscal year ended June 30, 2009 due to the shorter duration of the reporting period and lower average cash and investment account balances. Interest income decreased in the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 due to both lower average cash and investment account balances and lower interest rates.
Realized Gain on Sale of Long-term Investments
During the 170-day period ended December 17, 2009 we recorded gains of $0.2 million on sales of investments, which was comparable to the gains reported for the fiscal year ended June 30, 2009. Gains (or losses) on sales of investments will vary based on the opportunities to sell individual investment securities. During the fiscal year ended June 30, 2008 the Company did not record any gains or losses on sales of long-term investments.
Impairment charge for decrease in fair value of investments
No impairment charge was recorded for the 170-day period ended December 17, 2009 as we did not conclude that any of our investment securities experienced an other-than-temporary decline in value. During the fiscal years ended June 30, 2009 and 2008, we recorded charges of $1.0 million and $1.8 million, respectively, for the decrease in value of our investments in ARS. Because auctions failed to settle for the ARS held in our investment portfolio, we believed the value of these investments had been impaired and accordingly recorded the charges based on models of discounted cash flows. Further charges were recorded in fiscal 2009 in addition to the charges in fiscal 2008 due to further deterioration of the credit markets in fiscal 2009. Following various sales of ARS previously held in our portfolio, as of June 30, 2010, we continued to hold one ARS valued at $588,000.
Interest Expense
Interest expense for the fiscal year ended June 30, 2008 relates to charges incurred for a bridge financing transaction for which there was no comparable transaction in the 170-day period ended December 17, 2009 or the fiscal year ended June 30, 2009.
Non-cash gain (loss) on change in fair value of warrants
Based on declines in our stock price and a decrease in our estimate for stock price volatility during the 170-day period ended December 17, 2009, we recorded a non-cash gain based on the decrease in the estimated fair value of warrants issued during an earlier financing transaction. During the fiscal year ended June 30, 2009, we recorded a non-cash loss due to an increase in the fair value of the warrants, which was largely driven by an increase in our stock price volatility, related to the announcement, as well as anticipation of the announcement, of our clinical trial results. During the fiscal year ended June 30, 2008 we recorded a non-cash gain based on the decrease in the fair value of the warrants, which was largely the result of a decrease in the price of our common stock.

Provision for income taxes
During the 170-day period ended December 17, 2009 we recorded a provision for income taxes of $53,000 comprised of $16,000 for federal alternative minimum tax (“AMT”), due to certain limitations on the utilization of prior years net operating loss carryforwards to offset current year alternative taxable income, and $37,000 for California state income taxes, due to temporary provisions enacted in California that prevent utilization of certain net operating loss carryforwards and research and development tax credit carryforwards. We did not record a provision for income taxes for either of the years ended June 30, 2009 or 2008 due to the earlier accumulation of net operating loss carryforwards and our ability to utilize these losses to offset taxable income, or due to losses reported in the reporting periods.
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
Following completion of the process specified under the DGCL to allow potential claims to be submitted to the Company and resolved, we intend to distribute any remaining cash to our stockholders, although we have not determined the timing for this distribution. The currently estimated amount of the cash expected to be available at the conclusion of the liquidation process is approximately $1.5 million, and is represented in the financial statements by the “net assets in liquidation available to common stockholders” as of June 30, 2010. In order for this amount to be ultimately distributed to our stockholders, claims would need to come in at or below our current estimates and costs of the dissolution process would need to come in at or below our current estimates. If either claims or costs are higher, stockholders would receive less, and it is possible that there could be no further distributions other than those which have already been made.
In addition, the “net assets in liquidation available to common stockholders” includes $588,000 which we estimate we can recover from the sale of our remaining ARS, and if this amount is not recoverable as we estimate, there will be less cash available for our common stockholders.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in our consolidated financial condition, expenses, consolidated results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our noncancelable contractual obligations currently aggregate $85,000 and are all due before November 30, 2010. These are accrued in the consolidated statement of net assets (liquidation basis). Noncancelable contractual obligations do not include services which we will require as we go through the dissolution process, which are also included in our reserve for estimated costs during the liquidation period.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	14

Audited Financial Statements

Consolidated Statement of Net Assets (Liquidation Basis) as of June 30, 2010	15

Consolidated Statement of Changes in Net Assets (Liquidation Basis) from December 18, 2009 to June 30, 2010	16

Consolidated Balance Sheet (Going Concern Basis) as of June 30, 2009	17

Consolidated Statements of Operations (Going Concern Basis) for the 170-Day Period ended December 17, 2009 and for the years ended June 30, 2009 and 2008	18

Consolidated Statements of Stockholders’ Equity (Deficit) (Going Concern Basis) for the 170-Day Period ended December 17, 2009 and for the years ended June 30, 2009 and 2008	19

Consolidated Statements of Cash Flows (Going Concern Basis) for the 170-Day Period ended December 17, 2009 and for the years ended June 30, 2009 and 2008	20

Notes to Consolidated Financial Statements	21
All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Neurobiological Technologies, Inc.
We have audited the accompanying consolidated balance sheet of Neurobiological Technologies, Inc. as of June 30, 2009, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two fiscal years in the period ended June 30, 2009, and the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period from July 1, 2009 through December 17, 2009. In addition, we have audited the consolidated statement of net assets in liquidation as of June 30, 2010, and the related consolidated statements of changes in net assets in liquidation for the period from December 18, 2009 through June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
As described in Note 1 to the consolidated financial statements, the stockholders of Neurobiological Technologies, Inc. approved a plan of liquidation and dissolution on October 27, 2009, and the Company filed a certificate of dissolution on December 17, 2009. As a result, the Company has changed its basis of accounting for periods subsequent to December 17, 2009 from the going concern basis to a liquidation basis.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neurobiological Technologies, Inc. at June 30, 2009, the consolidated results of its operations and its cash flows for each of the two fiscal years in the period ended June 30, 2009 and for the period from July 1, 2009 to December 17, 2009, its consolidated net assets in liquidation as of June 30, 2010, and the consolidated changes in its net assets in liquidation for the period from December 18, 2009 to June 30, 2010, in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.
/s/ Odenberg, Ullakko, Muranishi & Co. LLP
San Francisco, California
September 27, 2010

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF NET ASSETS (LIQUIDATION BASIS)
(in thousands)

June 30, 2010

ASSETS

Cash and cash equivalents	$1,842
Short-term investments	738

Total assets	2,580

LIABILITIES AND NET ASSETS

Accounts payable	5
Accrued employee severance	68
Reserve for estimated costs during the liquidation period	967

Total liabilities	1,040

Net assets in liquidation available to common stockholders	$1,540

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
(in thousands)

December 18, 2009
to
June 30, 2010

Stockholders’ equity as of December 17, 2009	$3,322
Effects of adopting the liquidation basis of accounting:
Initial adjustment of assets to estimated net realizable value	(521)
Initial adjustment of liabilities to estimated settlement amounts	(1,500)

Net assets on liquidation basis as of December 18, 2009	1,301

Changes in estimated net realizable value of assets and liabilities
Reduction in estimated settlement amount of liabilities	186
Reduction in income taxes payable	53

Net assets on liquidation basis available to common stockholders as of June 30, 2010	$1,540

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS)
(in thousands, except per share amounts)

June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,230
Short-term investments	15,819
Accounts receivable	184
Prepaid expenses and other current assets	305

Total current assets	24,538

Deposits	52
Property and equipment, net	70

Total assets	$24,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21
Accrued professional expenses	493
Other accrued liabilities	306
Warrant liability	295

Total liabilities	1,115

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; 3,000 authorized shares designated as Series A convertible preferred stock, 2,332 shares issued, 494 shares outstanding, with aggregate liquidation preference of $247	247
Common stock, $0.001 par value, 50,000 shares authorized, 26,930 shares issued and outstanding	27
Additional paid-in capital	145,739
Accumulated deficit	(122,468)

Total stockholders’ equity	23,545

Total liabilities and stockholders’ equity	$24,660

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
(in thousands, except per share amounts)

	170-Day Period
	Ended
	December 17,	Fiscal Year Ended June 30,
	2009	2009	2008
REVENUES:
Royalty	$6,019	$7,065	$8,253
Technology sale and collaboration services	7	19,285	6,507

Total revenues	6,026	26,350	14,760

EXPENSES:
Research and development	—	17,584	24,581
General and administrative	1,541	5,082	6,876
Loss on impairment of property and equipment	34	193	—

Total expenses	1,575	22,859	31,457

Operating income (loss)	4,451	3,491	(16,697)
Interest income	44	748	1,254
Realized gain on sale of long-term investments	206	152	—
Impairment charge for decrease in fair value of investments	—	(1,013)	(1,778)
Interest expense, including non-cash amortization of $2,336 discount on notes in 2008	—	—	(2,479)
Non-cash gain (loss) on change in fair value of warrants	295	(255)	3,378

Income (loss) before provision for income taxes	4,996	3,123	(16,322)

(Provision) for income taxes	(53)	—	—

Net income (loss)	$4,943	$3,123	$(16,322)

Basic and diluted net income (loss) per share	$0.18	$0.12	$(0.84)

Shares used in basic net income (loss) per share calculation	26,955	26,926	19,437

Shares used in diluted net income (loss) per share calculation	26,969	26,946	19,437

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (GOING CONCERN BASIS)
(in thousands, except per share amounts)

	Convertible						Accumulated	Total
	Series A				Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balances at June 30, 2007	494	$247	4,691	$5	$86,930	$(109,269)	$(6)	$(22,093)
Issuance of common stock under employee stock purchase plan	—	—	22	—	42	—	—	42
Issuance of common stock at deemed price of $5.95 per share in bridge financing transaction, net of issuance costs	—	—	393	—	2,326	—	—	2,326
Issuance of common stock at $2.75 per share in public offering, net of issuance costs	—	—	21,818	22	54,809	—	—	54,831
Stock-based compensation expense	—	—	—	—	1,006	—	—	1,006

Comprehensive loss:
Net loss	—	—	—	—	—	(16,322)	—	(16,322)
Unrealized gain on securities	—	—	—	—	—	—	496	496

Total comprehensive loss	—	—	—	—	—	—	—	(15,826)

Balances at June 30, 2008	494	247	26,924	27	145,113	(125,591)	490	20,286
Issuance of common stock under employee stock purchase plan	—	—	6	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	625	—	—	625

Comprehensive income:
Net income	—	—	—	—	—	3,123	—	3,123
Unrealized loss on securities	—	—	—	—	—	—	(490)	(490)

Total comprehensive income	—	—	—	—	—	—	—	2,633

Balances at June 30, 2009	494	247	26,930	27	145,739	(122,468)	—	23,545
Issuance of common stock upon exercise of stock options	—	—	90	—	59	—	—	59
Redemption of Convertible Series A Preferred Stock	(494)	(247)	—	—	—	—	—	(247)
Payment of extraordinary dividends	—	—	—	—	(25,128)	—	—	(25,128)
Stock-based compensation expense	—	—	—	—	150	—	—	150
Net income / comprehensive income	—	—	—	—	—	4,943	—	4,943

Balances at December 17, 2009	—	$—	27,020	$27	$120,820	$(117,525)	$—	$3,322

See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
(in thousands)

	170-Day Period
	Ended
	December 17,	Fiscal Year Ended June 30,
	2009	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$4,943	$3,123	$(16,322)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8	132	205
Stock-based compensation expense	150	625	1,006
Gain on sale of investments	(206)	(152)	—
Loss on impairment of investments	—	1,013	1,778
Loss on impairment of property and equipment	34	193	—
Amortization of note discount	—	—	2,336
Non-cash loss (gain) on change in fair value of warrants	(295)	255	(3,378)
Changes in assets and liabilities:
Accounts receivable	(126)	415	(169)
Prepaid expenses and other current assets	(135)	8	582
Accounts payable and accrued expenses	353	(3,249)	(1,235)
Income taxes payable	53	—	—
Deferred revenue	—	(18,792)	(5,500)

Net cash provided by (used in) operating activities	4,779	(16,429)	(20,697)

INVESTING ACTIVITIES
Purchase of investments	(11,088)	(42,078)	(22,918)
Sales and maturities of investments	26,270	38,797	11,166
Purchases of property and equipment	—	(2)	(11)

Net cash provided by (used in) investing activities	15,182	(3,283)	(11,763)

FINANCING ACTIVITIES
Proceeds from stock options and employee stock purchase	59	1	42
Redemption of Series A Preferred Stock	(247)	—	—
Payment of extraordinary dividends	(25,128)	—	—
Issuance of common stock and warrants, net of issuance costs	—	—	54,831
Issuance of common stock and notes in bridge financing transaction, net of issuance costs	—	—	5,990
Repayment of notes issued in bridge financing transaction	—	—	(6,000)

Net cash (used in) provided by financing activities	(25,316)	1	54,863

Increase (decrease) in cash and cash equivalents	(5,355)	(19,711)	22,403
Cash and cash equivalents at beginning of period	8,230	27,941	5,538

Cash and cash equivalents at end of period	$2,875	$8,230	$27,941

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$—	$—	$143
Cash paid for income taxes	$—	$—	$—
See accompanying notes.

NEUROBIOLOGICAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share amounts, percentages and years)
Note 1. Description of Business and Summary of Significant Accounting Policies
Business Description and Basis of Presentation
Neurobiological Technologies, Inc. (“NTI” or the “Company”) is a company that previously focused on developing investigational drugs to treat human diseases. On October 27, 2009, the Company’s stockholders approved the dissolution of the Company pursuant to a plan of complete liquidation and dissolution earlier approved by the Company’s board of directors on August 27, 2009 (the “Plan of Dissolution”). On November 4, 2009, the Company redeemed all of the outstanding shares of its Series A Preferred Stock for $0.50 per share, the original issue price of the Series A Preferred Stock and its liquidation preference. Thereafter, following payments of extraordinary dividends of $0.75 and $0.18 per share of common stock on November 18, 2009 and December 9, 2009, respectively, on December 17, 2009 the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware (the “Certificate of Dissolution”) and completed the voluntary delisting of its common stock from the Nasdaq Capital Market. On December 17, 2009, the Company also closed its stock transfer books and discontinued recording transfers of its common stock. The Company is in the process of discharging any remaining liabilities under dissolution procedures provided for under the General Corporation Law of the State of Delaware (the “DGCL”). The Company intends to make at least one additional liquidating distribution to its stockholders at the conclusion of this process, although the amount and timing cannot presently be determined.
Liquidation Basis of Accounting
Following the filing of the Certificate of Dissolution with the State of Delaware on December 17, 2009, the Company began reporting on a liquidation basis of accounting instead of a going concern basis of accounting. Under the liquidation basis of accounting, the Statement of Net Assets (Liquidation Basis) and Statement of Changes in Net Assets (Liquidation Basis) are the principal financial statements presented. In these statements, the assets are stated at their estimated net realizable value, which is the amount of cash into which an asset is ultimately expected to be converted, less any conversion costs. Liabilities are reported at their estimated settlement amount, which is the amount of cash expected to be paid to liquidate the obligation, including any direct costs of the liquidation. Additionally, the Company has established a reserve for all estimated future general and administrative expenses and other costs expected to be incurred while the Company is in dissolution, which under the DGCL is expected to be at least three years from December 2009. The reserve for these estimated expenses primarily includes accruals including personnel costs for administrative work, facilities including previously unaccrued future lease and other obligations, professional services and legal costs, corporate expenses (insurance, directors’ fees and statutory fees) and estimated expenses to establish a facility to preserve the Company’s continuing interest in XERECEPT®, which is an investigational drug being developed by another party. These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will ultimately be realized.
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
Upon transition to the liquidation basis of accounting, the Company recorded the following adjustments to reduce assets to net realizable value:

Initial Adjustment to Reduce Assets to Estimated Net Realizable Value	Amount
Write-down of prepaid and other current assets	$493
Write-down of property and equipment	28

$521

The adjustments of assets were the result of these assets not having a realizable value upon liquidation of the Company.

The Company was required to make significant estimates and exercise judgment in determining the accrued costs of liquidation at December 17, 2009. The accrued costs of liquidation were recorded as an adjustment to increase liabilities to their estimated settlement amount.
The transition from the going concern basis to the liquidation basis of accounting required management to make significant estimates and judgments. Upon transition to the liquidation basis of accounting, the Company accrued the following costs expected to be incurred in liquidation:

Accrued Costs of Liquidation	Amount
Outside services and wind-down expenses	$1,213
Contractual commitments	287

$1,500

Subsequent to the initial recording of estimated outside services and wind-down expenses as of December 17, 2009, and following the termination of the creditor-notification process under the DGCL on May 8, 2010, the Company re-evaluated its accrued liabilities and reduced its estimated liabilities by $186,000, which has been recorded in the consolidated statement of changes in net assets (liquidation basis) as a reduction in the estimated settlement amount of liabilities.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from these estimates.
Cash Equivalents and Investments
The Company’s investments include securities of the U.S. government and its agencies, municipalities, corporations and auction rate securities. All securities which are highly liquid and purchased with original maturities of 90 days or less are recorded as cash equivalents. Securities which the Company does not intend to hold to maturity are generally classified as available-for-sale securities, and carried at estimated fair value, based on available market information, with unrealized gains and losses reported as a component of accumulated other comprehensive income or loss in stockholders’ equity. A decline in the market value of a security below its cost that is deemed to be other than temporary is charged to earnings, and results in the establishment of a new cost basis for the security. In determining whether an impairment is other than temporary, the Company evaluates, among other factors, general market conditions, the financial condition of the investee, the duration and extent to which fair value is less than cost, and whether the Company’s intends to sell the debt securities before recovering their cost. Realized gains or losses, amortization of premiums, accretion of discounts and earned interest are included in interest and other income. The cost of securities when sold is based upon specific identification.
Concentration of Credit and Other Risks and Uncertainties
Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents and investments. The Company’s cash and cash equivalents are generally invested in deposit accounts, money market accounts, commercial paper, and government and corporate debt securities. A deposit account balance may exceed the amount covered by insurance for loss.
Fair Value of Financial Instruments
The carrying value of financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, is representative of their respective fair values due to their short maturities. Investments in available-for-sale securities are carried at fair value.
Property and Equipment
Under the liquidation method of accounting, property and equipment are stated at the estimated value the Company is expected to recover from the assets. Under the going concern method of accounting, property and equipment were stated at cost, less accumulated depreciation and amortization. Depreciation was calculated on a straight-line basis over the estimated useful lives of the respective assets, generally two to seven years. Amortization of leasehold improvements was calculated on a straight-line basis over the shorter of the useful life of the asset or the remaining lease term.

Impairment of Long-Lived Assets
Under the going concern method of accounting, the Company reviewed long-lived assets, primarily its property and equipment, for impairment whenever events or changes in business circumstances indicated that the carrying amount of the assets may not be fully recoverable. An impairment loss was recognized when future estimated cash flows expected to result from the use of the asset, and its eventual disposition, were less than the carrying amount of the asset. The impairment loss was based on the excess of the carrying value over its respective fair value.
Warrants Issued in Connection with Equity Financings
Under the going concern method of accounting, the Company generally accounted for warrants issued in connection with equity financings as a component of equity, unless there was a possibility that the Company may have to settle warrants in cash. For the warrants issued with possibility of cash settlement, the Company recorded the fair value of the issued warrants as a liability at each balance sheet date and recorded changes in the estimated fair value as a non-cash gain or loss in the consolidated statement of operations.
Revenue Recognition
Prior to the Company’s filing the Certificate of Dissolution, revenues were recognized according to the terms of contractual agreements, when the Company’s performance requirements were fulfilled, the amount was fixed and determinable, and collection was reasonably assured. Revenue from license fees with non-cancelable, non-refundable terms and no future performance obligations was recognized when collection was assured. Milestone payments were recognized when the Company had fulfilled development milestones and collection was assured. Revenue from services performed for other parties was recorded during the period in which the expenses were incurred.
Royalty revenue was recorded when payments were received since the Company was unable to estimate the amount of royalties as they are earned.
Revenue arrangements with multiple components were divided into separate units of accounting if certain criteria were met, including whether the delivered component had stand-alone value to the customer, and whether there was objective reliable evidence of the fair value of the undelivered items. Consideration received was allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria were identified and applied to each of the units.
Research and Development Expenses
During the period in which the Company reported its results in a statement of operations, the Company’s research and development costs were expensed as incurred. Research and development included clinical trial costs, development and manufacturing costs for investigational drugs, payments to clinical and contract research organizations, compensation expenses for drug development personnel, consulting and advisor costs, preclinical studies and other costs related to development of its product candidates.
Stock-Based Compensation
During the period when the Company had stock-based compensation programs, stock options granted to employees were accounted for using an estimate of the fair value of the stock option on the date it was granted. The estimated fair value on the grant date was recognized into the consolidated statement of operations on a straight-line basis over the vesting period of the underlying stock option.
Comprehensive Income (Loss)
Under the going concern method of accounting, components of other comprehensive income (loss), including unrealized gains and losses on available for sale investments, were included as part of total comprehensive income (loss). For all operating periods presented, comprehensive income (loss) has been included in the consolidated statements of stockholders’ equity.
Operating Leases
Under the going concern method of accounting, the Company recognized rental expense on a straight-line basis over the term of each operating lease.

Net Income (Loss) per Share
Under the going concern method of accounting, basic net income or loss per common share was calculated using the weighted-average number of shares of common stock outstanding during each period. Diluted net income per common share was calculated based on the weighted-average number of shares of our common stock outstanding as well as other potentially dilutive securities outstanding during the period, using the treasury stock method. For the period from July 1, 2009 through December 17, 2009, dilutive securities included options to purchase 90,000 shares of common stock. Because their effect would have been anti-dilutive, dilutive securities excluded options to purchase 747,000 shares of common stock, warrants to purchase 544,000 shares of common stock and the conversion of convertible preferred stock into 71,000 shares of common stock. For the year ended June 30, 2009, dilutive securities included options to purchase 20,000 shares of common stock. Because their effect would have been anti-dilutive, for the year ended June 30, 2009, dilutive securities excluded options to purchase 817,000 shares of common stock, warrants to purchase 544,000 shares of common stock and the conversion of convertible preferred stock into 71,000 shares of common stock. For the year ended June 30, 2008, the net loss position of the Company resulted in basic and diluted net loss per share being the same. The computation of diluted net loss per share for the fiscal year ended June 30, 2008 excluded the potentially dilutive impact of options to purchase 1,909,000 shares of common stock, warrants to purchase 544,000 shares of common stock, and the conversion of convertible preferred stock into 71,000 shares of common stock.
Income Taxes
Under the going concern method of accounting, the Company used the liability method of accounting for income taxes, and determined deferred tax assets and liabilities based on differences between the financial reporting and the tax reporting basis of assets and liabilities. The Company measured these assets and liabilities using enacted tax rates and laws that were scheduled to be in effect when the differences were expected to reverse. Because the realization of deferred tax assets was dependent upon future earnings, if any, and the Company’s future earnings were uncertain, all of the Company’s net deferred tax assets were fully offset by a valuation allowance at each financial reporting date. The Company recognized interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
Recent Accounting Pronouncements
Under the liquidation basis of accounting, the Company does not expect any recent accounting pronouncements to impact the Consolidated Statement of Net Assets (Liquidation Basis).
Note 2. Investments
Available-for-sale securities were as follows:

	June 30,
	2010			2009
			Fair			Fair
	Cost		Value	Cost		Value
Type of security and term
U.S government and agency obligations
Maturing within one year	$150		$150	$10,292		$10,292
Auction rate securities (“ARS”)
Maturing in December 2031	575	*	588	5,527	*	5,527

Total investments	$725		$738	$15,819		$15,819

*	Cost represents purchase price less impairment charge of $125,000 and $1,973,000 on securities still held at June 30, 2010 and 2009, respectively.
The Company’s investments in ARS were structured to provide liquidity via an auction process that reset the applicable interest rate at predetermined calendar intervals. Beginning in February 2008, auctions failed throughout the ARS market, and since then all auctions for NTI’s ARS have been unsuccessful. While the credit rating of these securities remains high and the ARS are paying interest according to their terms, as a result of the potentially long maturity and lack of liquidity for ARS, the Company believes the value of the ARS in NTI’s portfolio has been impaired. During the fiscal years ended June 30, 2009 and 2008, the Company recorded other than temporary impairment charges of $1,013,000 and $1,778,000, respectively, in its realized losses, based on models of discounted future cash flows and assumptions regarding interest rates. All other unrealized gains and losses were immaterial at June 30, 2010 and 2009.
Custody of the Company’s investments is held by Fidelity Investments.

3. Fair Value of Financial Instruments
The following table provides the fair value measurements of our financial assets according to a hierarchy based on three levels of input objectivity as defined in ASC 820, Fair Value Measurements and Disclosures:

	Carrying
	Value as of	Fair Value Measurements at June 30, 2010
	June 30,	Using Inputs from
	2010	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,842	$1,342	$500	$—
U.S government and agency obligations	150	—	150	—
Auction rate securities	588	—	—	588

Total	$2,580	$1,342	$650	$588

	Carrying
	Value as of	Fair Value Measurements at June 30, 2009
	June 30,	Using Inputs from
	2009	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,230	$8,230	$—	$—
U.S government and agency obligations	10,292	—	10,292	—
Auction rate securities	5,527	—	—	5,527

Total	$24,049	$8,230	$10,292	$5,527

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
Fair values are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs for the determination of fair value in accordance with ASC 820. Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, broker quotes, credit spreads, default rates and prepayment speed. The Company performs a review of the prices received from third parties to determine whether the prices are reasonable estimates of fair value and are classified in accordance with the ASC 820 fair value hierarchy. The Company’s analysis included, as needed, a comparison of pricing services’ valuations to other pricing services’ valuations for the identical security.
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

Balance at June 30, 2008	$11,850
Unrealized losses included in other comprehensive loss	—
Sales of securities	(5,310)
Impairment charge recognized in net loss	(1,013)

Balance at June 30, 2009	$5,527

The changes in Level 3 assets measured at fair value for the period from July 1, 2009 through December 17, 2009 were as follows:

Balance at June 30, 2009	$5,527
Unrealized gains included in other comprehensive income	—
Sales of securities	(4,685)
Transfer to Level 2 assets	—

Balance at December 17, 2009	$842

The changes in Level 3 assets measured at fair value for the period from December 18, 2009 through June 30, 2010 were as follows:

Balance at December 18, 2009	$842
Unrealized gains	—
Sales of securities	(254)
Transfer to Level 2 assets	—

Balance at June 30, 2010	$588

The balance of Level 3 securities at June 30, 2010 represents one student loan ARS, CUSIP 69847RAA0, issued by Panhandle Plains Student Fin. Corp., with a maturity date of December 1, 2031 and a par value of $700,000.
Note 4. Property and Equipment, Net
Property and equipment consists of the following:

	June 30,
	2010	2009
Manufacturing equipment	$—	$—
Furniture, fixtures and leasehold improvements	—	274
Machinery and equipment	—	193

	—	467
Less accumulated depreciation and amortization	(—)	(397)

	$—	$70

Upon adoption of the liquidation basis of accounting on December 17, 2009, the Company wrote-off its property and equipment that previously had a net book value of $28,000 as management did not believe the amount was likely to be recoverable in liquidation.
Note 5. Warrant Liability
Under the going-concern basis of accounting, the fair value of warrants issued by the Company in connection with an April 2007 sale of common stock was estimated based on a Black-Scholes option pricing model. Changes in the fair value of the warrants were included in the statement of operations. Key inputs and assumptions used to value the warrants were as follows:

	December 17, 2009	June 30, 2009

Per-share exercise price of warrants	$16.80	$16.80
Market price of common stock	$0.11	$0.68
Volatility of common stock	1.00	2.96
Term of warrants (in years)	2.25	2.75
Risk-free interest rate	1.25%	1.25%
Dividend rate	—	—

Per-share value of warrants based on above inputs	$—	$0.64
Based on the large difference between the warrant exercise price and the Company’s stock price on December 17, 2009, the warrants had no value at the time of filing the Certificate of Dissolution. Under the liquidation basis of accounting, the Company does not believe the warrants will be exercised and accordingly has not assigned any value for their settlement.

Note 6. Commitments and Contingencies
The Company has one remaining operating lease with an initial commitment of over 12 months. This lease, for the Company’s principal executive office in Emeryville, California, expires in November 2010 and future minimum lease payments aggregate $85,000, all of which is due in the fiscal year ending June 30, 2011. Under the liquidation basis of accounting, the full amount of future lease payments is currently accrued in the reserve for estimated costs during the liquidation period.
Total lease expense for the 170-day period ended December 17, 2009 was $144,000. Included in the adjustments upon adoption of the liquidation basis of accounting were additional committed lease costs of $198,000 (which includes the above-noted committed term after June 30, 2010). Total lease expense for the fiscal years ended June 30, 2009 and 2008 was $366,000 and $340,000, respectively.
As permitted under Delaware law and in accordance with its Bylaws, NTI indemnifies its officers and directors for certain expenses incurred from legal or other proceedings that arose as a result of the director or officer’s service to the Company. There is no limitation on the term of the indemnification and the maximum amount of potential future indemnification is unlimited. The Company has a director and officer insurance policy that limits NTI’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal, and, accordingly, has not recorded any liabilities for these agreements as of June 30, 2010.
The Company also provided indemnifications of varying scope to clinical research organizations and investigators against claims made by third parties arising from the use of its products and processes in clinical trials. To date, costs related to these indemnification provisions have been immaterial. The Company also has previously established liability insurance policies that may limit exposure under the terms of the policies. The Company believes the fair value of its indemnification agreements is minimal and, accordingly, has not recorded any liabilities for these agreements as of June 30, 2010. The Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.
From time to time, NTI may be involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that it believes are likely to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
Note 7. Stockholders’ Equity
Series A Convertible Preferred Stock
On November 4, 2009, the Company redeemed all outstanding shares of Series A Convertible Preferred Stock for its issue price and aggregate liquidation preference of $247,000. On October 27, 2009, by a vote of both the preferred and common stockholders, the terms of the Series A Convertible Preferred Stock were amended to allow for redemption. Prior to the redemption, each share of Series A preferred Stock was convertible, at the holder’s option, into one-seventh of a share of common stock. While outstanding, the holders of preferred stock were entitled to the number of votes equal to the number of shares of common stock into which their preferred stock was convertible. Each share of Series A convertible preferred stock had a liquidation preference of $0.50 per share plus any declared but unpaid dividends. No dividends were ever declared on the Series A Convertible Preferred Stock.
Common Stock Transactions
On November 2, 2007, the Company issued 21,818,000 shares of common stock in an underwritten offering at a price of $2.75 per share, for gross proceeds of $60.0 million. After underwriting commissions and expenses, net proceeds were $54.8 million.
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

Securities Convertible into Common Stock
At June 30, 2009, the only securities convertible into the Company’s common stock were 461,000 warrants expiring in April 2012, with an exercise price of $16.80 per share.
Note 8. Stock-based compensation
On December 17, 2009, the Company terminated its two stock-based compensation plans, the 2003 Equity Incentive Plan (the “Equity Plan”) and the 2003 Employee Stock Purchase Plan (the “ESPP”).
The Equity Plan provided for the issuance of stock options and stock awards to employees, officers, directors and consultants. Under the Equity Plan, options were granted with an exercise price equal to or higher than the market price of the underlying common stock on the date of the grant, had terms of up to 10 years and became exercisable over vesting periods of up to four years. Due to the termination of the Equity Plan, as of June 30, 2010 no stock options are outstanding, no shares are available for the future grant of stock options, and no shares of common stock are reserved for future issuance under stock options.
The ESPP permitted eligible employees to purchase common stock through payroll deductions during defined six month accumulation periods. The price at which the stock is purchased was equal to the lower of 85% of the fair value of the stock on the last trading day before the commencement of the applicable offering period or 85% of the fair value of the common stock on the last trading day of the accumulation period. Following the termination of the ESPP, as of June 30, 2010 no shares of common stock are reserved for issuance under the ESPP.
Prior to the termination of the equity compensation plans, the fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model. This valuation model used required various input assumptions, including volatility of the common stock and the expected option term. Expected volatility for the Company’s common stock was based on historical volatility of the Company’s common stock for the expected term of the option granted. The expected term of options was generally based on the average of the stock option vesting period and the stock option term. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield was zero for all options granted. The Company’s forfeiture assumptions were based on historical data. The following table shows the assumptions that were used to determine the estimated fair value of the options granted under the Company’s stock-based compensation plans:

Period ended	4 year vesting	4 year vesting	3 year vesting	1 year vesting
December 17, 2009:	7 year term	10 year term	7 year term	10 year term
No stock options granted	—	—	—	—

Fiscal Year ended
June 30, 2009:
Expected volatility	—	0.67	—	0.80
Expected term (in years)	—	6.25	—	5.50
Risk-free interest rate	—	2.8%	—	2.6%

Fiscal Year ended
June 30, 2008:
Expected volatility	0.75	0.90	0.80	0.82
Expected term (in years)	4.75	6.25	4.50	5.75
Risk-free interest rate	3.4%	2.9%	4.7%	3.5%
The weighted-average fair value of options granted during fiscal years 2009 and 2008 was $0.90 and $1.29 per share, respectively. Total stock-based compensation expense recognized in the statement of operations was as follows:

	170-Day Period
	Ended
	December 17,	Fiscal Year Ended June 30,
	2009	2009	2008

Research and development	$—	$252	$283
General and administrative	150	373	723

	$150	$625	$1,006

The Company did not record any income tax benefits for stock-based compensation arrangements as the Company had cumulative operating losses, for which a valuation allowance was established.
A summary of stock option activity for the period prior to the cancellation of the Equity Plan on December 17, 2009 and for the fiscal years ended June 30, 2009 and 2008, is summarized as follows:

		Options Outstanding
			Weighted
	Options Available		Average Exercise
	for Future Grant	Number of Shares	Price
Balance at June 30, 2007	107	426	$21.84
Options authorized	3,200	—
Options granted	(1,417)	1,417	$2.36
Options granted outside of plan	—	150	$2.47
Options canceled and expired	36	(84)	$18.39
Options exercised	—	—	—

Balance at June 30, 2008	1,926	1,909	$6.04
Options granted	(201)	201	$0.90
Options canceled and expired	1,197	(1,273)	$4.66
Options exercised	—	—	—

Balance at June 30, 2009	2,922	837	$6.91
Options granted	—	—	—
Options canceled and expired	(2,922)	(747)	$7.66
Options exercised	—	(90)	$0.65

Balance at December 17, 2009	—	—	—

There were 465,000 and 442,000 options exercisable at June 30, 2009 and 2008, respectively.
Note 9. Impairment Charge
The Company recognized an impairment loss of $193,000 during the fiscal year ended June 30, 2009 related to specialized property and equipment used for snake venom purification. Determination of the impairment loss for the equipment was made following the Company’s decision to terminate its Viprinex drug development program, which used snake venom from the Malayan pit viper as the active pharmaceutical ingredient.
Note 10. Collaboration Agreements
In July 2004, the Company acquired Empire Pharmaceuticals, Inc. (“Empire”) to obtain the rights to Viprinex, which Empire had licensed from Abbott Laboratories (“Abbott’). Under the terms of the license agreement, NTI had an obligation to use commercially reasonable efforts to develop Viprinex for the treatment of acute ischemic stroke. Following the failure of Viprinex to meet specified efficacy criteria at an interim analysis and NTI’s determination not to develop Viprinex further, NTI returned the Viprinex development and commercialization rights to Abbott. During the 170-day period ended December 17, 2009 and the fiscal years ended June 30, 2009 and 2008, no payments were made to Abbott under the license.
In April 1998, the Company entered into a license and cooperation agreement with Children’s Medical Center Corp. (“CMCC”) and Merz + Co. GmbH & Co. (“Merz”) covering certain uses of memantine, an approved drug for the treatment of Alzheimer’s disease. Merz in turn has licensed certain memantine rights to Forest Laboratories, Inc., H. Lundbeck A/S and Daiichi Suntory Pharma Co., Ltd., who are marketing the drug in different territories. Under terms of the agreement, as amended in February 2008, the Company received royalties from Merz on the sales of memantine in the United States, and through September 30, 2007 also received royalties from sales of memantine for Alzheimer’s disease in Europe. Beginning July 1, 2008, a staged reduction in royalty rates for product sales in the United States commenced. Merz had the right to terminate the license agreement upon six months notice, but not before a notice date of July 1, 2009. In August 2009, the license was terminated with respect to NTI, and Merz agreed to make a final one-time payment of approximately $6.0 million to NTI. During the 170-day period ended December 17, 2009, the Company recognized revenue of $6.0 million under the license and cooperation agreement with CMCC and Merz. During the fiscal years ended June 30, 2009 and 2008, the Company recognized royalty revenue of $7.1 million and $8.3 million, respectively.

In November 2005, the Company sold its worldwide rights and assets related to XERECEPT, an investigational drug for brain edema associated with cerebral tumors, to two subsidiaries of Celtic Pharma Holdings, L.P. (“Celtic”). Under the terms of the sale, the Company received $33 million in non-refundable upfront payments from Celtic. The Company is also entitled to receive payments upon the achievement of certain regulatory objectives and to receive profit-sharing payments or royalties if the product is approved and commercialized by Celtic. In connection with the XERECEPT sales agreement, the Company entered into a collaboration and services agreement under which the Company provided on-going services to Celtic in exchange for reimbursement of the direct expenses incurred. The Company and Celtic terminated the collaboration and services agreement effective June 30, 2009. NTI recognized the costs incurred for the collaboration and services agreement in its operating expenses, and recognized the reimbursements from Celtic as revenue when the expenses were incurred. The Company recognized the $33 million in up-front payments as revenue on a straight-line basis over the term the Company was obligated to provide on-going services to Celtic (which was a six year period prior to the June 2009 termination). When the collaboration and services agreement was terminated in June 2009, the Company recognized the remaining deferred revenue as revenue in the statement of operations since NTI had no further performance obligations. During the 170-day period ended December 17, 2009, the Company recognized $7,000 as revenue for Celtic’s reimbursement of NTI’s expenses associated with the development of XERECEPT. During the fiscal years ended June 30, 2009 and 2008, the Company recognized $0.5 million and $1.0 million, respectively, as revenue for Celtic’s reimbursement of NTI’s expenses associated with the development of XERECEPT. During the fiscal years ended June 30, 2009 and 2008, the Company also recognized $18.8 million and $5.5 million, respectively, as revenue from the non-refundable up-front payments received in fiscal year 2006.
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
Note 11. Income Taxes
The income tax provision for the 170-day period ended December 17, 2009 was $53,000, comprised of:
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
Subsequent to December 17, 2009, the Internal Revenue Service (“IRS”) issued new guidance regarding recent application of net operating loss carryforwards in alternative minimum tax situations, and the Company was able to reduce its estimated federal tax payable to zero on the liquidation basis of accounting. Estimated California taxes payable were also reduced to zero.
There was no provision for income taxes for the year ended June 30, 2009 because the Company’s net operating losses, which had previously been reserved through a valuation allowance, offset taxable income.
There was no provision for income taxes for the fiscal year ended June 30, 2008 because the Company incurred operating losses.
Deferred tax assets reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2010	2009
Deferred tax assets:
Net operating losses	$21,318	$21,155
Accrued liabilities	217	1,193
Stock compensation	417	353
Research and other credits	56	94
Other	26	22

Total deferred tax assets	22,034	22,817
Valuation allowance	(22,034)	(22,817)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain, particularly due to the Company’s filing for dissolution. Accordingly, the Company’s net deferred tax assets have been fully offset by a valuation allowance. During the fiscal years ended June 30, 2010 and 2009, the valuation allowance decreased by $783,000 and $1,864,000, respectively. During the fiscal year ended June 30, 2008, the valuation allowance increased by $797,000.
As of June 30, 2010, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $55 million, which will expire in fiscal years 2013 through 2029. As of June 30, 2010, the Company also had NOL carryforwards for state income tax purposes in California of approximately $37 million, which will expire in fiscal years 2013 through 2029. The Internal Revenue Code (the “Code”) provides limitations on the use of NOL carryforwards and R&D credit carryforwards when the Company’s ownership changes, as defined in the Code. The Company has determined that an ownership change occurred on November 2, 2007, which will result in the expiration of certain NOL carryforwards and R&D tax credits before they can be used. The NOL and R&D credits available to the Company have been reduced to reflect the limitations provided in the Code. In addition, federal and state NOLs totaling approximately $40 million and $25 million, respectively, at June 30, 2010 are subject to annual limitations as a result of ownership changes. Future ownership changes, if any, may result in additional annual limitations of NOL carryforwards and R&D credit carryforwards.
A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	170 Day
	Period
	Ended
	December 17,	Fiscal Year ended June 30,
	2009	2009	2008
Tax expense (benefit) at federal statutory rate	35.0%	35.0%	(35.0)%
Effect of:
State tax expense (benefit), net	5.5	5.0	(5.3)
Utilization of capital loss carryforwards	(25.6)	—	—
Share-based compensation expenses	—	—	1.9
Warrant loss (gain)	2.6	2.9	(7.2)
Reduction in valuation allowance	(12.3)	(59.7)	—
Research and development tax credits	(4.3)	16.8	—
Impact of alternative minimum tax	0.2	—	—
Losses not benefited	—	—	45.6

Total provision for income taxes	1.1%	—%	—%

On July 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Taxes. Upon adoption, the Company reversed certain fully reserved deferred tax assets for uncertain tax benefits related to R&D credits totaling $660,000 and the related valuation allowance. The following is a tabular reconciliation of the total amount of unrecognized tax benefits through the fiscal year ended June 30, 2010:

Balance at July 1, 2008	$660
Increase (decrease) for current period tax positions	—

Balance at June 30, 2009	660
Increase (decrease) for current period tax positions	—

Balance at June 30, 2010	$660

The Company does not currently expect any significant changes to the unrecognized tax benefits within 12 months of June 30, 2010. As of June 30, 2010, the Company’s U.S. federal income tax returns remain subject to examination by tax authorities for fiscal years 1991 through 2010, and its state income tax returns remain subject to examination for fiscal years 1999 through 2010.
Note 12. 401(k) Savings Plan
The Company maintained a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “Savings Plan”) until it was terminated in December 2009. Prior to its termination, the Savings Plan covered substantially all full-time employees. Participants in the Savings Plan could defer a portion of their pretax earnings, up to the limits established by the Internal Revenue Service, and were fully vested in their salary deferrals at all times. The Company matched the first $500 of each employee’s contributions, vested this matching contribution over 2 years, and recorded these matching contributions as expense. The Company made no matching contributions for the 170-day period from July 1, 2009 through December 17, 2009. The Company’s matching contributions to the plan were $8,000 and $15,000 for the fiscal years ended June 30, 2009 and 2008.
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

Based on our evaluation under the framework in Internal Controls — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting is not subject to attestation by our independent registered public accounting firm due to our filing status as a smaller reporting company.
ITEM 9B. OTHER INFORMATION
In our fiscal fourth quarter which ended June 30, 2010, we had no events that were required to be reported on Form 8-K.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the members of our Board of Directors, the year each director was first elected a director, the age of each director and the positions with the Company currently held by each director.

Nominee or Director’s Name and Year
First Became a Director	Age	Position(s) with the Company
William A. Fletcher (2007)	63	Director
Matthew M. Loar (2009)	47	Acting Chief Executive and Financial Officer
John B. Stuppin (1988)	77	Director
William A. Fletcher has served as a director of the Company since February 2007. Mr. Fletcher also served as Acting Chief Executive Officer from January 2009 through December 2009. Mr. Fletcher was Chairman of Teva Pharmaceuticals North America from December 2004 until September 2010. Prior to being appointed Chairman, he was President and Chief Executive Officer of Teva’s North American activities, where he started employment in 1985. Mr. Fletcher served as Vice President, Sales and Marketing of the Pennsylvania-based Lemmon Company (1980 to 1983) and then as President (1983-1985) following the company’s acquisition by Teva and WR Grace. Prior to 1980, Mr. Fletcher was Business Development Manager and International Marketing Manager of Synthelabo, a pharmaceutical subsidiary of L’Oreal in Paris. From 1970 to 1977 he served in various international sales and marketing positions for Hoffman-LaRoche. Mr. Fletcher graduated in International Marketing from Woolwich Polytechnic, London (now Greenwich University) in 1969.
Matthew M. Loar was designated Acting Chief Executive and Financial Officer in February 2010 and has served as director since December 2009. He previously served as Vice President and Chief Financial Officer of the Company from April 2008 to December 2009, when Mr. Loar’s employment with the Company was terminated following the Company’s filing for dissolution. Mr. Loar is licensed in California as a certified public accountant and has over 20 years of financial management experience. Mr. Loar joined the Company from Osteologix, Inc., where he served as Chief Financial Officer from September 2006 to April 2008. Prior to his tenure at Osteologix, Mr. Loar was Chief Financial Officer of Genelabs Technologies, Inc. beginning in 2001. Prior to being appointed CFO at Genelabs, Mr. Loar was Vice President, Finance and Controller for approximately six years. Earlier, Mr. Loar held finance positions with an international manufacturing company and was audit manager with a major public accounting firm. Mr. Loar holds a B.A. degree from the University of California, Berkeley.
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

During the fiscal year ended June 30, 2010, our Board of Directors held ten meetings. Each director attended at least 75% of the meetings of the Board of Directors and meetings of the committees of which he was a member in our last fiscal year.
Board Committees
Prior to filing of the Certificate of Dissolution on December 17, 2009, the Board had the following standing committees:
•	Audit Committee, which oversaw the accounting and financial reporting processes of the Company and audits of our financial statements,
•	Compensation Committee, which assisted the Board of Directors with respect to compensation for our executive officers and independent directors, and administered our equity-based compensation plans, and
•	Nominating and Corporate Governance Committee, which had the responsibility to identify, evaluate and recommend individuals for election as directors at each annual or special meeting of the stockholders, oversee the evaluation of the Board’s performance, develop and recommend to the Board of Directors corporate governance guidelines, and provide oversight with respect to corporate governance and ethical conduct.
These functions, to the extent applicable, have been assumed directly by the Board since the filing of the Certificate of Dissolution and cessation of our business and operations.
EXECUTIVE OFFICERS
Matthew M. Loar is our only current executive officer, and his title and background information is located above.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics (“Code of Conduct”) that applies to all of our directors, officers and employees. You may also request a printed copy of the Code of Conduct, without charge, by writing us at 2000 Powell Street, Suite 800, Emeryville, California 94608, Attn: Investor Relations. In the event of an amendment to, or a waiver from, any provision of the Code of Conduct that applies to any director or executive officer, we will publicly disclose any such amendment or waiver to the extent required by applicable law or regulations.
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
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all reports filed under Section 16(a). To the Company’s knowledge, based on information provided to the Company, all executive officers, directors and greater than 10% stockholders were in compliance with all applicable Section 16(a) filing requirements in fiscal 2010.
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table summarizes compensation paid, awarded or earned for services rendered during fiscal 2010 by our Acting Chief Executive and Financial Officer and our former Acting Chief Executive Officer (all executive officers who held the position of principal executive officer and the only executive officers whose salary and bonus for fiscal 2010 exceeded $100,000). We refer to these two executive officers as our named executive officers.

			Non-Equity
	Fiscal		Incentive Plan	Option	All Other
Name and Principal Position(s)	Year	Salary	Compensation (1)	Awards (2)	Compensation (3)	Total
Matthew M. Loar (4)	2010	88,473	77,000	—	180,300	345,773
Acting Chief Executive	2009	279,167	56,000	—	—	335,167
and Financial Officer	2008	68,750	17,188	423,540	25,000	534,478
(starting February 12, 2010), Formerly Vice President and Chief Financial Officer (through December 17, 2009)
William A. Fletcher (5)	2010	—	35,000	—	118,975	153,975
Former Acting Chief	2009	—	—	6,591	165,000	171,591
Executive Officer (through December 17, 2009)

(1)	Non-equity incentive payments for the fiscal year ended June 30, 2010 included $35,000 awarded by our Board of Directors to each of Mr. Loar and Mr. Fletcher for their services in connection with the winding down of the business and operations of the Company and preparing for its liquidation, and $42,000 to Mr. Loar under an employee retention plan. Non-equity incentive payments for the fiscal year ended June 30, 2009 were paid to Mr. Loar under an employee retention plan. The Company awarded non-equity incentive plan amounts related to fiscal 2008 performance in September 2008.

(2)	Option Award amounts reflect the aggregate grant date fair value of stock options using the Black-Scholes option pricing model for option awards granted during the respective fiscal year, computed in accordance with ASC 718, Compensation-Stock Compensation, excluding the effect of estimated forfeitures. No stock option or other equity awards were granted during the fiscal year ended June 30, 2010. The values of the option awards for the fiscal year ended June 30, 2009 for Mr. Fletcher and for the fiscal year ended June 30, 2008 for Mr. Loar have been revised from our previous proxy disclosures to reflect their grant date fair value in accordance with revised SEC disclosure requirements that have been implemented since the previous filings were made. Stock options were granted with an exercise price equal to the fair value of the stock on the grant date, or $0.65 for Mr. Fletcher’s fiscal 2009 award and $2.47 for Mr. Loar’s fiscal 2008 award. For the purposes of establishing the values of the stock options on the grant date, the stock option pricing model assumed a dividend yield of zero, risk-free interest rates of 2.6% to 4.7%, volatility factors of 67% to 90%, and an expected life of the options of 4 3/4 to 6 1/4 years.

(3)	All other compensation for Mr. Loar during the fiscal year ended June 30, 2010 represents six months of severance pay, which aggregated $140,000, consulting fees of $30,300 and Board of Director fees of $10,000. For the year ended June 30, 2008, the amount represents a bonus paid upon his commencement of employment.

All other compensation for Mr. Fletcher represents fees earned as member of our Board of Directors and for board committee service, including fees of $25,000 per month for service as Acting Chief Executive Officer from January 30, 2009 through August 31, 2009, and $12,500 per month from September 1, 2009 through December 17, 2009, in addition to his regular board fees of $7,500 per quarter through December 17, 2009. After December 17, 2009, board fees were reduced to $5,000 per quarter. Mr. Fletcher also received a fee of $10,000 in January 2009 related to his service as a member of a special committee established by the Board of Directors to assist management with selected strategic and operational issues while the position of Chief Executive Officer remained vacant.

(4)	Mr. Loar was designated Acting Chief Executive and Financial Officer on February 12, 2010, and serves in that capacity as part-time consultant to the Company. He served as Vice President and Chief Financial officer from April 1, 2008 to December 17, 2009.

(5)	Mr. Fletcher served as Acting Chief Executive Officer from January 30, 2009 to December 17, 2009. He served in that capacity as part-time consultant to the Company.
Outstanding Equity Awards at Fiscal Year-End
There were no outstanding equity awards as of June 30, 2010.
Option Exercises
The following table shows all stock options exercised by named executive officers, directors and former directors during the fiscal year ended June 30, 2010.

	Option Awards
	Number of Shares
	Acquired on	Value Realized
Name	Exercise	on Exercise (1)
William A. Fletcher	15,000	$3,900
Abraham E. Cohen	15,000	4,500
Theodore L. Eliot, Jr.	15,000	3,900
F. Van Kasper	15,000	3,900
Abraham D. Sofaer	15,000	3,900
John B. Stuppin	15,000	3,900

(1)	Value realized on exercise represents the difference between the closing stock market price of NTI common stock on the date of exercise and the stock option exercise price. All stock options exercised during the fiscal year ended June 30, 2010 had an exercise price of $0.65 per share. Mr. Cohen exercised his options on November 6, 2009 when the closing stock price was $0.95 per share. All other stock option exercises occurred on October 27, 2009, when the closing stock market price was $0.91 per share.

Pension Benefits
We do not have a defined benefit plan. Our named executive officers did not participate in, or otherwise receive any special benefits under, any pension or retirement plan sponsored by us during fiscal 2010.
Nonqualified Deferred Compensation
During fiscal 2010, our named executive officers did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.
Potential Payments upon Termination or Change in Control
None of our executive officers or directors are eligible for any payments upon a change in control of the Company.
Director Compensation
NTI’s current directors are each paid cash compensation of $5,000 per calendar quarter.
Prior to December 17, 2009, NTI’s non-employee directors were paid according to the following schedule:
Chairman of the Board of Directors, $10,000 per quarter;
Chairman of the audit committee, $8,750 per quarter;
Other board members, $7,500 per quarter.
Abraham E. Cohen, Theodore L. Eliot, Jr., F. Van Kasper and Abraham D, Sofaer resigned from the Board of Directors on December 17, 2009, effective upon the filing of the Certificate of Dissolution.
The following table shows for fiscal 2010 certain summary information with respect to the compensation of all of the Company’s directors who are not Named Executive Officers.

	Fees Earned or
Name	Paid in Cash	Option Awards (1)	Total
Abraham E. Cohen	$18,478	—	$18,478
Theodore L. Eliot, Jr.	13,859	—	13,859
F. Van Kasper	16,168	—	16,168
Abraham D. Sofaer	13,859	—	13,859
John B. Stuppin	28,120	—	28,120

(1)	No option awards were granted to our directors during the fiscal year ended June 20, 2010. All outstanding and unexercised options were terminated on December 17, 2009 upon the filing of the Certificate of Dissolution.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding beneficial ownership of our common stock as of June 30, 2010 based on information available to us and filings with the SEC by:
•	each of our directors;

•	each of our “named executive officers” as defined under the Executive Compensation caption below;

•	all of our current directors and executive officers as a group; and

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Shares with right to acquire within 60 days represents warrants with an exercise price of $16.80 per share, which the Company does not expect to ever be exercised.
Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of common stock, except for those jointly owned with that person’s spouse. Percentage of beneficial ownership of common stock is based on 27,019,805 shares of common stock outstanding as of June 30, 2010. Unless otherwise noted below, the address of each person listed on the table is c/o Neurobiological Technologies, Inc., 2000 Powell Street, Suite 800, Emeryville, California 94608.

		Shares
	Shares of	with Right
	Common	to Acquire	Total	Percentage
	Stock	within 60	Beneficial	of Common
Name and Address	Owned	days	Ownership	Stock

MAK Capital One (1) 590 Madison Avenue, 9th Floor New York, NY 10022	5,220,057	72,856	5,292,913	19.5%

Highland Capital Management, L.P. (2) Two Galleria Tower 13455 Noel Road, Suite 800 Dallas, Texas 75240	4,737,479	—	4,737,479	17.5%

Firefly Value Partners, LP (3) 551 Fifth Avenue, 36th Floor New York, NY 10176	4,613,222	—	4,613,222	17.1%

Millennium Technology Ventures (4) 747 Third Avenue, 38th Floor New York, New York 10017	1,969,880	—	1,969,880	7.3%

John B. Stuppin	183,876	—	183,876	*

William A. Fletcher	83,600	—	83,600	*

Matthew M. Loar	25,000	—	25,000	*

All current executive officers and directors as a group (3 persons)	292,476	—	292,476	1.1%

*	Less than one percent.

(1)	Shares of common stock owned are based on information contained in a Schedule 13G/A filed November 18, 2008 by MAK Capital One LLC (“MAK Capital”), Michael A. Kaufman (“Kaufman”), MAK Capital Fund LP (“MAK Fund”), Paloma International LP (“Paloma”) and S. Donald Sussman (“Sussman”) According to the Schedule 13G/A, (i) MAK Capital beneficially owned 5,220,057 shares of common stock; (ii) Kaufman beneficially owned 5,220,057 shares of common stock; (iii) MAK Fund beneficially owned 3,627,192 shares of common stock; (iv) Paloma beneficially owned 1,592,865 shares of common stock; and (iv) Sussman beneficially owned 1,592,865 shares of common stock as of November 14, 2008. MAK Capital, Kaufman and MAK Fund have shared power to direct the vote and disposition of the 3,627,192 shares of common stock owned by MAK Fund. Paloma, Sussman, MAK Capital and Kaufman have shared power to direct the vote and disposition of the 1,592,865 shares of common stock owned by Paloma. Paloma owns its shares through a subsidiary, Sunrise Partners Limited Partnership. Stock holdings were unchanged based on a Schedule 13F filed May 17, 2010 by MAK Capital.

(2)	Based on information contained in a Schedule 13G/A filed February 17, 2009 by Highland Capital Management, L.P. (“Highland”), Strand Advisors, Inc. (“Strand”) and James Dondero (“Dondero”). According to the Schedule 13G/A, (i) Highland beneficially owned 4,737,479 shares of common stock; (ii) Strand beneficially owned 4,737,479 shares of common stock; and (iii) Dondero beneficially owned 4,737,479 shares of common stock as of December 31, 2008. Highland Capital principally serves as an investment adviser and/or manager to other persons; Highland Capital may be deemed to beneficially own shares owned and/or held by and/or for the account of and/or benefit of other persons. Strand serves as the general partner of Highland Capital; Strand may be deemed to beneficially own shares owned and/or held by and/or for the account of and/or benefit of Highland Capital. Dondero is the President and a director of Strand; Dondero may be deemed to beneficially own shares owned and/or held by and/or for the account of and/or benefit of Strand. Stock holdings were unchanged based on a Schedule 13F filed May 17, 2010 by Highland.

(3)	Based on information contained in a Form 4 filed June 9, 2010 by Firefly Value Partners, LP (“Firefly”). According to the Form 4, FVP Mater Fund L.P. beneficially owned 2,618,424 shares of common stock and FVP US-Q, LP beneficially owned 1,994,798 shares of common stock.

(4)	Based on information contained in a Schedule 13D filed January 23, 2009 by Daniel Burstein and Samuel L. Schwerin on behalf of Millennium Technology Value Partners RCM LP. According to the Schedule 13D, Daniel Burstein and Samuel L. Schwerin each beneficially owned 1,969,880 shares of common stock, including 991,259 shares of common stock directly owned by Millennium RCM LP and 978,621 shares owned directly by Millennium LP.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
As of June 30, 2010, the Board consisted of William A. Fletcher, Matthew M. Loar and John B. Stuppin. The Board has determined that Mr. Stuppin is an independent director as defined by the rules of The Nasdaq Stock Market.
Related Party Transaction Review and Approval
We have entered into indemnification agreements with each of our directors for the indemnification of them to the fullest extent permitted by law. The indemnification agreements also allow advancement of expenses to the directors.
Our Board of Directors has adopted policies and procedures for the review and approval of related party transactions and reviews and approves the material terms of any proposed related party transactions.
Pursuant to our Code of Business Conduct and Ethics, each of our executive officers, directors and employees must disclose transactions involving actual or apparent conflicts of interests, such as related party transactions, to the Acting Chief Executive Officer. In order to avoid such conflicts, our executive officers, directors and employees may not receive any payments, compensation or gifts, other than gifts of nominal value, from any entity that does business or seeks to do business with us. Furthermore, our executive officers, directors and employees may not use property or information belonging to us or their position with us for improper personal gain.
In determining whether to approve or ratify a related-party transaction, the Board of Directors may consider, among other factors it deems appropriate, the potential benefits to us, the impact on a director’s or nominee’s independence or an executive officer’s relationship with or service to us, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. In deciding to approve a transaction, the Board of Directors may, in its sole discretion, impose such conditions as it deems appropriate on us or the related party in connection with its approval of any transaction. Any transactions involving the compensation of executive officers are also to be reviewed and approved by the Board of Directors. If a related-party transaction will be ongoing, the Board may establish guidelines to be followed in our ongoing dealings with the related party. Thereafter, the Board, on at least an annual basis, will review and assess ongoing relationships with the related party to see that they are in compliance with the committee’s guidelines and that the related-party transaction remains appropriate.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our Board of Directors has selected Odenberg, Ullakko, Muranishi & Co. LLP (“OUM”) as our independent registered public accounting firm for the fiscal year ending June 30, 2010.

Audit Fees
The following is a summary of the fees billed to the Company by OUM for professional services:

	Year ended June 30,
	2010	2009

Audit Fees:

Consists of fees billed or to be billed for professional services rendered for the audit of the Company’s financial statements for the respective fiscal years, reviews of the interim financial statements included in the Company’s quarterly reports and reviews, consents and comfort letters relating to registration statements.	$122,437	$194,447

Tax Fees:

Consists of fees billed for tax planning, assistance with the preparation of tax returns and advice on other tax-related matters rendered during the respective fiscal years. Fees for fiscal 2009 include analysis of tax loss limitations related to historical ownership changes that result in limitations on annual utilization of tax loss carryforwards.	21,800	35,050

Total All Fees:	$144,237	$229,497

There were no audit-related fees or other fees billed by OUM in addition to the fees noted in the schedule above. The Board of Directors reviews audit and non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service fees, the Board of Directors considers, among other things, the possible impact of the performance of such services on our independent registered accounting firms’ independence. All audit-related fees, tax fees and other fees are pre-approved by the the Board of Directors.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Schedules:
Financial statements as of June 30, 2010 and 2009, and for the three years ended June 30, 2010, are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(b) Exhibits:
The following exhibits are incorporated by reference or filed as part of this report.

Exhibit		Incorporated by Reference
No.	Description	Form	Date of Filing	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-3	2/25/2005
3(i).1	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	10-Q	2/10/2006
3.2	Amended and Restated Bylaws of Neurobiological Technologies, Inc.	8-K	6/20/2007
4.1	Form of Common Stock Certificate.	10-K	9/16/2008
4.4	Form of Common Stock Warrant issued to certain institutional investors as a component of the units in a private placement transaction on April 4, 2007.	8-K	4/2/2007
10.1	Form of Indemnity Agreement between the Company and its directors and officers. *	10-K	9/16/2008
10.2	Office Lease Agreement, dated April 22, 2005, by and between CA-Emeryville Properties Limited Partnership and the Company.	10-Q	5/10/2005
10.3	Termination Agreement, dated as of May 4, 2009, by and between the Company and Nordmark Arzneimittel GmbH & Co. KG.	10-Q	5/8/2009
10.4
Agreement to Terminate the License and Cooperation Agreement, effective as of July 31, 2009, with Respect to Neurobiological Technologies, Inc., by and between Merz Pharmaceuticals GmbH and the Company.
		10-K	8/31/2009

Exhibit		Incorporated by Reference
No.	Description	Form	Date of Filing	Filed Herewith
10.5	Termination Agreement to Master Clinical Services Agreement, effective as of May 29, 2009, by and between the Company and ICON Clinical Research Limited	8-K	6/2/2009
10.6	Asset Purchase Agreement, dated September 19, 2005, by and between the Company, Neutron ROW Ltd. and Neutron Ltd.	10-Q	11/9/2005
10.7	Amendment and Addendum to Collaboration and Services Agreement, dated June 23, 2009, by and between Neutron Ltd., Celtic Pharma Development Services America, Inc. and the Company.	8-K	6/26/2009
10.8	Collaboration and License Agreement, entered into as of November 29, 2007, by and between Buck Institute for Age Research and the Company for the fibroblast growth factor-2. +	10-Q	5/12/2008
10.9	Collaboration and License Agreement, entered into as of February 29, 2008, by and between Buck Institute for Age Research and the Company for the Netrin-1 protein. +	10-Q	5/12/2008
10.10	Termination Agreement to Collaboration and License Agreements, entered into as of June 12, 2009, by and between Buck Institute for Age Research and the Company.	8-K	6/15/2009
10.11	Employment Offer Letter, dated March 18, 2008, by and between the Company and Matthew M. Loar. *	8-K	4/3/2008
21.1	Subsidiary of the Company.			x
24.1	Powers of Attorney. (Contained on Signature Page)			x
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			x
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			x

+	Confidential treatment has been granted with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Exchange Act. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neurobiological Technologies, Inc.
	By:	/s/ Matthew M. Loar
Dated: September 28, 2010		Matthew M. Loar
Acting Chief Executive and Financial Officer
POWERS OF ATTORNEY AND SIGNATURES
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew M. Loar as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William A. Fletcher William A. Fletcher	Director	September 28, 2010

/s/ Matthew M. Loar Matthew M. Loar	Acting Chief Executive and Financial Officer (Principal Executive, Financial and Accounting Officer)	September 28, 2010

/s/ JOHN B. STUPPIN John B. Stuppin	Director	September 28, 2010

EXHIBIT INDEX

Exhibit		Incorporated by Reference
No.	Description	Form	Date of Filing	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-3	2/25/2005
3(i).1	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	10-Q	2/10/2006
3.2	Amended and Restated Bylaws of Neurobiological Technologies, Inc.	8-K	6/20/2007
4.1	Form of Common Stock Certificate.	10-K	9/16/2008
4.4	Form of Common Stock Warrant issued to certain institutional investors as a component of the units in a private placement transaction on April 4, 2007.	8-K	4/2/2007
10.1	Form of Indemnity Agreement between the Company and its directors and officers. *	10-K	9/16/2008
10.2	Office Lease Agreement, dated April 22, 2005, by and between CA-Emeryville Properties Limited Partnership and the Company.	10-Q	5/10/2005
10.3	Termination Agreement, dated as of May 4, 2009, by and between the Company and Nordmark Arzneimittel GmbH & Co. KG.	10-Q	5/8/2009
10.4
Agreement to Terminate the License and Cooperation Agreement, effective as of July 31, 2009, with Respect to Neurobiological Technologies, Inc., by and between Merz Pharmaceuticals GmbH and the Company.
		10-K	8/31/2009
10.5	Termination Agreement to Master Clinical Services Agreement, effective as of May 29, 2009, by and between the Company and ICON Clinical Research Limited	8-K	6/2/2009
10.6	Asset Purchase Agreement, dated September 19, 2005, by and between the Company, Neutron ROW Ltd. and Neutron Ltd.	10-Q	11/9/2005
10.7	Amendment and Addendum to Collaboration and Services Agreement, dated June 23, 2009, by and between Neutron Ltd., Celtic Pharma Development Services America, Inc. and the Company.	8-K	6/26/2009
10.8	Collaboration and License Agreement, entered into as of November 29, 2007, by and between Buck Institute for Age Research and the Company for the fibroblast growth factor-2. +	10-Q	5/12/2008
10.9	Collaboration and License Agreement, entered into as of February 29, 2008, by and between Buck Institute for Age Research and the Company for the Netrin-1 protein. +	10-Q	5/12/2008
10.10	Termination Agreement to Collaboration and License Agreements, entered into as of June 12, 2009, by and between Buck Institute for Age Research and the Company.	8-K	6/15/2009
10.11	Employment Offer Letter, dated March 18, 2008, by and between the Company and Matthew M. Loar. *	8-K	4/3/2008
21.1	Subsidiary of the Company.			x
24.1	Powers of Attorney. (Contained on Signature Page)			x
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			x
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			x

+	Confidential treatment has been granted with respect to portions of this exhibit pursuant to an application requesting confidential treatment under Rule 24b-2 of the Exchange Act. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*	This exhibit is a management contract or compensatory plan or arrangement.